Form 10-Q
period 2014-01-31
Asiya Pearls, Inc.
filed 2014-06-09
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-192877

ASIYA PEARLS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H. 2434, Tengengar Galli, near Sheetal Hotel,

Belgaum, Karnataka, India 590001

 (Address of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

10,000,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at June 9, 2014. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	January 31, 2014 $	October 31, 2013 $

ASSETS
Current assets
Cash	24,834	25,000
Total current assets	24,834	25,000
Total assets	24,834	25,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	15,130	1,120
Total current liabilities	15,130	1,120
Total liabilities	15,130	1,120

STOCKHOLDER’S EQUITY

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 5,000,000 issued and outstanding as of January 31, 2014 and October 31, 2013	500	500
Additional paid-in capital	24,500	24,500
Deficit accumulated during the development stage	(15,296)	(1,120)
Total stockholder’s equity	9,704	23,880
Total liabilities and stockholder’s equity	24,834	25,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2014 $	For the Period From September 25, 2013 (inception) to January 31, 2014 $

Expenses
General and administrative	1,021	2,141
Professional fees	13,155	13,155
Net loss	(14,176)	(15,296)

Net loss per share - basic and diluted	($0.00)

Weighted average shares outstanding - basic and diluted	5,000,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2014 $	Period From September 25, 2013 (inception) to January 31, 2014 $

Cash flows from operating activities
Net loss	(14,176)	(15,296)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	14,010	15,130
Net cash used in operating activities	(166)	(166)

Cash flows from financing activities
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Change in cash	(166)	24,834

Cash - beginning of period	25,000	-

Cash - end of period	24,834	24,834

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Notes to the financial statements

January 31, 2014

(Unaudited)

_____________________________________________________________________________________________

Note 1: Nature and Continuance of Operations

Asiya Pearls, Inc. (the "Company") was incorporated in the state of Nevada on September 25, 2013 ("Inception") and is in the development stage. The Company intends to operate as an on-line loose pearl retailer.  The Company's corporate headquarters are located in Belgaum, India and its fiscal year-end is October 31.

In accordance with Accounting Standards Codification ("ASC") 915, the Company is considered to be in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2013 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

Note 3: Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share. The preferred stock may be issued in one or more  series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company's Board of Directors.

At January 31, 2014, there were no outstanding stock options or warrants.

Note 4: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares.

Note 5: Subsequent Eevents

The Company became a reporting company on March 11, 2014 and offered a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In May 2014, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (September 25, 2013) to January 31, 2014 and the three months ended January 31, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are a development stage company with plans to enter into the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. We will maintain a small inventory of pearls. For most orders, however, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We intend to sell these products through an internet website (the "Website"). To implement our plan of operations, we require total funding of $75,000 for the next twelve months.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost. Our office is located at the premises of our President, Shabbir Shaikh, who provides such space to us on a rent-free basis at H. 2434, Tengengar Galli, Belgaum, Goa, India.

The Company became a reporting company on March 11, 2014 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. We had investors subscribe to our shares and issued bank drafts in the name of our President (in trust) and then the $50,000 will be deposited into our North America bank account. In May 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated.

Plan of Operation

About Our Company

Since our incorporation on September 25, 2013, we have been engaged only in organizational and planning activities, and we have not generated any revenues. Our organizational and planning activities to date have consisted of registration of our domain name, initial funding by our two shareholders, investigation of website development, conducting pearl market research and exploration of pearl suppliers. In May 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

Our next phases of operations are as follows:

1.

We have hired a website developer who will begin construction of our website;

2.

We will identify and develop relationships with loose pearl suppliers;

3.

We will not be able to provide our services until our website is fully operational and our network infrastructure and transaction processing systems are in place. We expect that our website will be fully functional no later than four months after completing this Offering. We believe that we will have to spend approximately $20,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place. Subsequently, we expect we will be required to spend approximately $8,000 annually to maintain our website. If we are unable to negotiate suitable terms with service providers to assist in the development and maintenance of our website and software to attract users to our website, we may have to suspend or cease operations.

4.

We will conduct beta testing following the development of our website.

5.

After our website is functional and we have entered into an agreement with a supplier, we intend to purchase pearls at a cost of approximately $10,000 and commence marketing to consumers.

6.

We will then work to develop and implement a comprehensive marketing strategy.

Our budget for the next stage of our business plan is as follows:

Professional fees for Public Company Reporting Requirements	$16,000
Website development and related expenses	20,000
Inventory of jewelry	10,000
Incorporation of an Indian subsidiary	2,000
Brochures, Marketing and Promotion	2,000
Total	$50,000

During the first stages of our growth, Mr. Shaikh will provide all the labor required without compensation.  Since we intend to operate with very limited administrative support, Mr. Shaikh will continue to be responsible for at least the first year of operations.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

Since we became a reporting company, we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs. The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website at the following address:  http://www.sec.gov.

Results of Operations

We did not earn any revenues for the three months ended January 31, 2014 and from inception on September 25, 2013 to January 31, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended January 31, 2014, we have incurred total operating expenses in the amount of $14,176, mainly comprises of professional fees totaling $13,155 which relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $15,296 from inception on September 25, 2013 through January 31, 2014. These operating expenses are comprised of professional fees totaling $13,155 and general administrative expenses totaling $2,141.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of January 31, 2014, we had a cash balance of $24,834 and working capital of $9,704. In May 2014, we have raised $50,000 from the sale of 5,000,000 shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

cost of development of our website;

•

interest by online users to purchase our products which will generate revenue from online sales.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended October 31, 2013 included a going concern paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2014.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

On March 11, 2014, the SEC declared our Form S-1 registration statement effective allowing us to sell 5,000,000 shares of common stock at an offering price of $0.01 per share. In May 2014, the Company completed its public offering of $50,000 and will be issuing 5,000,000 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASIYA PEARLS, INC.
Date: June 9, 2014

By: /s/ Shabbir Shaikh
Shabbir Shaikh
Principal Executive Officer
Principal Financial Officer and Director