Form 10-Q
period 2014-04-30
Asiya Pearls, Inc.
filed 2014-06-09
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	April 30, 2014 $	October 31, 2013 $

ASSETS
Current assets
Cash	3,980	25,000
Total current assets	3,980	25,000
Total assets	3,980	25,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,352	1,120
Total current liabilities	1,352	1,120
Total liabilities	1,352	1,120

STOCKHOLDER’S EQUITY

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 5,000,000 issued and outstanding as of April 30, 2014 and October 31, 2013	500	500
Additional paid-in capital	24,500	24,500
Deficit accumulated during the development stage	(22,372)	(1,120)
Total stockholder’s equity	2,628	23,880
Total liabilities and stockholder’s equity	3,980	25,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2014 $	For the Six Months Ended April 30, 2014 $	For the Period From September 25, 2013 (inception) to April 30, 2014 $

Expenses
General and administrative	538	1,559	2,679
Professional fees	6,538	19,693	19,693
Net loss	(7,076)	(21,252)	(22,372)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2014 $	Period From September 25, 2013 (inception) to April 30, 2014 $

Cash flows from operating activities
Net loss	(21,252)	(22,372)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	232	1,352
Net cash used in operating activities	(21,020)	(21,020)

Cash flows from financing activities
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Change in cash	(21,020)	3,980

Cash - beginning of period	25,000	-

Cash - end of period	3,980	3,980

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Notes to the financial statements

April 30, 2014

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2013 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

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

At April 30, 2014, there were no outstanding stock options or warrants.

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

Note 5: Subsequent Events

The Company became a reporting company on March 11, 2014 and offered a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. On May 17, 2014, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (September 25, 2013) to April 30, 2014 and the three and six months ended April 30, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Results of Operations

We did not earn any revenues for the three and six months ended April 30, 2014 and from inception on September 25, 2013 to April 30, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended April 30, 2014, we have incurred total operating expenses in the amount of $7,076, mainly comprised of professional fees totaling $6,538 which relates to legal and accounting fees for the registration statement and related costs.

For the six months ended April 30, 2014, we have incurred total operating expenses in the amount of $21,252, mainly comprises of professional fees totaling $19,693 and general and administrative expenses which mainly relates to legal and accounting fees for the registration statement and related costs.

We incurred total operating expenses in the amount of $22,372 from inception on September 25, 2013 through April 30, 2014. These operating expenses are comprised of professional fees totaling $19,693 and general administrative expenses totaling $2,679.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of April 30, 2014, we had a cash balance of $3,980. In May 2014, we have raised $50,000 from the sale of 5,000,000 shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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