Form 10-Q
period 2014-07-31
Asiya Pearls, Inc.
filed 2014-09-04
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

10,000,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at September 3, 2014. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	July 31, 2014 $	October 31, 2013 $

ASSETS
Current assets
Cash	42,509	25,000
Prepaid	493	-
Total current assets	43,002	25,000
Total assets	43,002	25,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	6,662	1,120
Total current liabilities	6,662	1,120
Total liabilities	6,662	1,120

STOCKHOLDER’S EQUITY

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 10,000,000 and 5,000,000 issued and outstanding as of July 31, 2014 and October 31, 2013 respectively	1,000	500
Additional paid-in capital	74,000	24,500
Deficit accumulated during the development stage	(38,660)	(1,120)
Total stockholder’s equity	36,340	23,880
Total liabilities and stockholder’s equity	43,002	25,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2014 $	For the Nine Months Ended July 31, 2014 $	For the Period From September 25, 2013 (inception) to July 31, 2014 $

Expenses
General and administrative	13,106	14,665	15,785
Professional fees	3,182	22,875	22,875

Net loss	(16,288)	(37,540)	(38,660)

Net loss per share - basic and diluted	($0.00)	($0.01)

Weighted average shares outstanding - basic and diluted	7,362,637	5,790,441

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31, 2014 $	Period From September 25, 2013 (inception) to July 31, 2014 $

Cash flows from operating activities
Net loss	(37,540)	(38,660)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	(493)	(493)
Accounts payables and accrued liabilities	5,542	6,662
Net cash used in operating activities	(32,491)	(32,491)

Cash flows from financing activities
Proceeds from issuance of common stock	50,000	75,000
Net cash provided by financing activities	50,000	75,000

Change in cash	17,509	42,509

Cash - beginning of period	25,000	-

Cash - end of period	42,509	42,509

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. (A Development Stage Company) Notes to the financial statements July 31, 2014 (Unaudited)

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2013 included in the Company’s Registration Statement (Form S-1) filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement (Form S-1). In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

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

The Company became a reporting company on March 11, 2014 to offer a total of 5,000,000 shares of Company’s common stock at a fixed price of $0.01 per share. On May 17, 2014, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000.

At July 31, 2014, there were no outstanding stock options or warrants.

Asiya Pearls, Inc. (A Development Stage Company) Notes to the financial statements July 31, 2014 (Unaudited)

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (September 25, 2013) to July 31, 2014 and the three and nine months ended July 31, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are a development stage company with plans to enter into the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. We will maintain a small inventory of pearls. For most orders, however, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We intend to sell these products through an internet website (the "Website"). To implement our plan of operations, we require total funding of $50,000 for the next twelve months.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost. Our office is located at the premises of our President, Shabbir Shaikh, who provides such space to us on a rent-free basis at H. 2434, Tengengar Galli, Belgaum, Goa, India.

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

Plan of Operation

About Our Company

Since our incorporation on September 25, 2013, we have been engaged only in organizational and planning activities, and we have not generated any revenues. Our organizational and planning activities to date have consisted as follows:

a.

of registration of our domain name, initial funding by our two shareholders,

b.

investigation of website development and we have hired a website developer who has begun construction of our website;

c.

In May 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

d.

we continue to conduct our  pearl market research and exploration of pearl suppliers. We hope to visit Hyderabad this month and develop a catalogue;

e.

We have made application with FINRA for listing.

Our next phases of operations are as follows:

1.

We hope to complete the development of website by end of September 2014

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

Results of Operations

We did not earn any revenues for the three and nine months ended July 31, 2014 and from inception on September 25, 2013 to July 31, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended July 31, 2014, we have incurred total operating expenses in the amount of $16,288, mainly comprised of professional fees totaling $3,182 which relates to legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $13,106 which mainly relates to transfer agent fees and travel for completion of the offering of $50,000.

For the nine months ended July 31, 2014, we have incurred total operating expenses in the amount of $37,540, mainly comprises of professional fees totaling $22,875 and general and administrative expenses totaling $14,665 which mainly relates to transfer agent fees and travel for completion of the offering of $50,000.

We incurred total operating expenses in the amount of $38,660 from inception on September 25, 2013 through July 31, 2014. These operating expenses are comprised of professional fees totaling $22,875 and general administrative expenses totaling $15,785.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at July 31, 2014, we had a cash balance of $42,509. In May 2014, we have raised $50,000 from sale of 5,000,000 shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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
Date: September 3, 2014

By: /s/ Shabbir Shaikh
Shabbir Shaikh
Principal Executive Officer
Principal Financial Officer and Director