Form 10-Q
period 2015-01-31
Asiya Pearls, Inc.
filed 2015-02-19
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

10,000,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at February 19, 2015. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc.

Balance Sheets

(unaudited)

	January 31, 2015 $	October 31, 2014 $

ASSETS
Current assets
Cash	12,029	31,882
Prepaid	300	-
Total current assets	12,329	31,882
Total assets	12,329	31,882

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	-	383
Total current liabilities	-	383
Total liabilities	-	383

STOCKHOLDER’S EQUITY

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 10,000,000 issued and outstanding	1,000	1,000
Additional paid-in capital	74,000	74,000
Deficit accumulated	(62,671)	(43,501)
Total stockholder’s equity	12,329	31,499
Total liabilities and stockholder’s equity	12,329	31,882

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2015 $	For the Three Months Ended January 31, 2014 $

Expenses
General and administrative	2,092	1,021
Professional fees	17,078	13,155

Net loss	(19,170)	(14,176)

Net loss per share – basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding – basic and diluted	10,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2015 $	For the Three Months Ended January 31, 2014 $

Cash flows from operating activities
Net loss	(19,170)	(14,176)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	(300)	-
Accounts payables and accrued liabilities	(383)	14,010
Net cash used in operating activities	(19,853)	(166)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-

Change in cash	(19,853)	(166)

Cash – beginning of period	31,882	25,000

Cash – end of period	12,029	24,834

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. Notes to the financial statements January 31, 2015 (Unaudited)

Note 1: Nature and Continuance of Operations

Asiya Pearls, Inc. (the "Company") was incorporated in the state of Nevada on September 25, 2013 ("Inception"). The Company intends to operate as an on-line loose pearl retailer.  The Company's corporate headquarters are located in Belgaum, India and its fiscal year-end is October 31.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

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

The Company became a reporting company on March 11, 2014 and on May 17, 2014, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000. At January 31, 2015, the Company had 10,000,000 common stock issued and outstanding.

At January 31, 2015, there were no outstanding stock options or warrants.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended January 31, 2015 and 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are in the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. We will maintain a small inventory of pearls.  For orders for pearls, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We intend to sell these products through an internet website (the "Website"). To implement our plan of operations, we require total funding of $25,000 for the next twelve months.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost. Our office is located at the premises of our President, Shabbir Shaikh, who provides such space to us on a rent-free basis at H. 2434, Tengengar Galli, Belgaum, India.

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

Plan of Operation

About Our Company

Since our incorporation on September 25, 2013, we have been engaged only in organizational and planning activities, and we have not generated any revenues. Our activities to date have consisted as follows:

a.

of registration of our domain name, initial funding by our two shareholders,

b.

We have hired a website developer who has begun construction of our website;

c.

In May 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

d.

We conducted review of pearl suppliers and have verbally agreed to two suppliers that they will supply pearls whenever we receive orders and will pay them 50% of our price list as will be advertised on our website. We have developed a catalogue;

e.

We have made application with FINRA for listing.

Our next phases of operations are as follows:

1.

We have been assured by our website developer that the website will be completed by end of March 2015. We will conduct beta testing following the development of our website and will be operational by end of April 2015;

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

3.

We will then work to develop and implement a comprehensive marketing strategy.

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

Results of Operations

We did not earn any revenues for the three months ended January 31, 2015 or January 31, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended January 31, 2015, we have incurred total operating expenses in the amount of $19,170, mainly comprised of professional fees totaling $17,078 which relates to trading eligibility, legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $2,092 which mainly relates to transfer agent fees and travel for completion of the offering of $50,000.

For the three months ended January 31, 2014, we have incurred total operating expenses in the amount of $14,176, mainly comprised of professional fees totaling $13,155 which relates to legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $1,021 which mainly relates to filing fees and travel.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at January 31, 2015, we had a cash balance of $12,029. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended October 31, 2014 included a going concern paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2015.

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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

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

ASIYA PEARLS, INC.

Date: February 19, 2015

By: /s/ Shabbir Shaikh
Shabbir Shaikh,
Principal Executive Officer
Principal Financial Officer and Director