Form 10-Q
period 2015-04-30
Asiya Pearls, Inc.
filed 2015-05-22
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-192877

ASIYA PEARLS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H. 2434, Tengengar Galli, near Sheetal Hotel,

Belgaum, Karnataka, India 590001

 (Address of principal executive offices)

Telephone:  011 91 97 65 24 89 53

Email: asiyapearls@gmail.com

Registrant’s telephone number, including area code

Not applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check market whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at the latest practicable date: 10,000,000 shares of Registrant’s common stock, $0.0001 par value, were outstanding at May 22, 2015

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc.

Balance Sheets

(unaudited)

	April 30, 2015 $	October 31, 2014 $

ASSETS
Current assets
Cash	10,074	31,882
Total current assets	10,074	31,882
Total assets	10,074	31,882

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	570	383
Total current liabilities	570	383
Total liabilities	570	383

STOCKHOLDER’S EQUITY

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 10,000,000 issued and outstanding	1,000	1,000
Additional paid-in capital	74,000	74,000
Deficit accumulated	(65,496)	(43,501)
Total stockholder’s equity	9,504	31,499
Total liabilities and stockholder’s equity	10,074	31,882

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended April 30		Ended April 30
	2015	2014	2015	2014
	$	$	$	$
Expenses
General and administrative	1,325	538	3,417	1,559
Professional fees	1,500	6,538	18,578	19,693
Net loss	(2,825)	(7,076)	(21,995)	(21,252)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	5,000,000	10,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2015 $	For the Six Months Ended April 30, 2014 $

Cash flows from operating activities
Net loss	(21,995)	(21,252)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	187	232
Net cash used in operating activities	(21,808)	(21,020)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-

Change in cash	(21,808)	(21,020)

Cash - beginning of period	31,882	25,000

Cash - end of period	10,074	3,980

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. Notes to the financial statements April 30, 2015 (Unaudited)

Note 1: Nature and Continuance of Operations

Asiya Pearls, Inc. (the "Company") was incorporated in the state of Nevada on September 25, 2013 ("Inception"). The Company intends to operate as an on-line loose pearl retailer.  The Company's corporate headquarters are located in Belgaum, India and its fiscal year-end is October 31.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

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

The Company became a reporting company on March 11, 2014 and on May 17, 2014, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000. At April 30, 2015, the Company had 10,000,000 common stock issued and outstanding.

As at April 30, 2015, there were no outstanding stock options or warrants.

Note 4: Going Concern

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, since inception, the Company incurred cumulative net losses of $65,496, had negative cash flows from operating activities and has generated no revenue. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended April 30, 2015 and 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are in the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. For orders, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We intend to sell these products through an internet website (the "Website"). Our website (www.asiyapearls.com) has been tested and is operational. Unfortunately we have received no orders for pearls as yet. We continue to hope we will get orders for pearls in the very near future as survival of our Company is dependent on these orders. We require approximately $15,000 for the next 12 months as a reporting issuer and we have a working capital of $9,504 and if additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost. Our office is located at the premises of our President, Shabbir Shaikh, who provides such space to us on a rent-free basis at H. 2434, Tengengar Galli, Belgaum, India.

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

Plan of Operation

About Our Company

Since our incorporation on September 25, 2013, our principal activities to date have consisted as follows:

a.

Registration of our domain name, initial funding by our two shareholders,

b.

We completed and tested our website and is operational. Unfortunately, today we have received no orders;

c.

In May 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

d.

We conducted review of pearl suppliers and have verbally agreed to two suppliers that they will supply pearls whenever we receive orders and will pay them 50% of our price list as will be advertised on our website. We have developed a catalogue;

e.

We are listed on OTCBB under the symbol ASYP.

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

Results of Operations

We did not earn any revenues for the three and six months ended April 30, 2015 or April 30, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended April 30, 2015, we have incurred total operating expenses in the amount of $2,825, mainly comprised of professional fees totaling $1,500 which relates to accounting fees; and general and administrative expenses totaling $1,325 which mainly relates to filing fees and travel.

For the three months ended April 30, 2014, we have incurred total operating expenses in the amount of $7,076, mainly comprised of professional fees totaling $6,538 which relates to legal and accounting fees for the registration statement and related costs.

For the six months ended April 30, 2015, we have incurred total operating expenses in the amount of $21,995, mainly comprised of professional fees totaling $18,578 which relates to trading eligibility, legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $3,417 which mainly relates to transfer agent fees and travel for completion of the offering of $50,000.

For the six months ended April 30, 2014, we have incurred total operating expenses in the amount of $21,252, mainly comprises of professional fees totaling $19,693 and general and administrative expenses totaling $1,559 which mainly relates to legal and accounting fees for the registration statement and related costs.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at April 30, 2015, we had a cash balance of $10,074. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective such that the material information included in the report is accumulated and communicated to our management, recorded, processed, summarized and reported within the time periods relating to our company, particularly during the period when this report was being prepared.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2014 and based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate segregation of duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of audit committee and outside directors on the Company’s board of directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Our management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

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
Date: May 22, 2015

By: /s/ Shabbir Shaikh
Shabbir Shaikh,
Principal Executive Officer
Principal Financial Officer and Director