Form 10-Q
period 2015-07-31
Asiya Pearls, Inc.
filed 2015-09-02
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X__ No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x__ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at the latest practicable date: 10,000,000 shares of Registrant’s common stock, $0.0001 par value, were outstanding at September 2, 2015

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc. Balance Sheets (Unaudited)

	July 31, 2015 $	October 31, 2014 $

ASSETS
Current assets
Cash	6,492	31,882
Total current assets	6,492	31,882
Total assets	6,492	31,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	-	383
Total current liabilities	-	383
Total liabilities	-	383

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 10,000,000 issued and outstanding	1,000	1,000
Additional paid-in capital	74,000	74,000
Accumulated Deficit	(68,508)	(43,501)
Total stockholder’s equity	6,492	31,499
Total liabilities and stockholders’ equity	6,492	31,882

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended July 31		Ended July 31
	2015	2014	2015	2014
	$	$	$	$
Expenses
General and administrative	1,431	13,106	4,848	14,665
Professional fees	1,581	3,182	20,159	22,875
Net loss	(3,012)	(16,288)	(25,007)	(37,540)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding - basic and diluted	10,000,000	7,362,637	10,000,000	5,790,441

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. Statements of Cash Flows (Unaudited)

	For the Nine Months Ended July 31, 2015 $	For the Nine Months ended July 31, 2014 $

Cash flows from operating activities
Net loss	(25,007)	(37,540)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	-	(493)
Accounts payables and accrued liabilities	(383)	5,542
Net cash used in operating activities	(25,390)	(32,491)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	-	50,000

Change in cash	(25,390)	17,509

Cash - beginning of period	31,882	25,000

Cash - end of period	6,492	42,509

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. Notes to the financial statements July 31, 2015 (Unaudited)

Note 1: Nature and Continuance of Operations

Asiya Pearls, Inc. (the "Company") was incorporated in the state of Nevada on September 25, 2013 ("Inception"). The Company intends to operate as an on-line loose pearl retailer.  The Company's corporate headquarters are located in Belgaum, India and its fiscal year-end is October 31.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the  year ended October 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

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

The Company became a reporting company on March 11, 2014 and on May 17, 2014, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000. As at July 31, 2015, the Company had 10,000,000 common stock issued and outstanding.

As at July 31, 2015, there were no outstanding stock options or warrants.

Note 4: Going Concern

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, since inception, the Company has incurred  cumulative net losses of $68,508, had negative cash flows from operating activities and has generated no revenue. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended July 31, 2015 and 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are in the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. For orders, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We sell these products through an internet website (the "Website"). Our website (www.asiyapearls.com) is operational. Unfortunately we have received no orders for pearls as yet. We continue to hope we will get orders for pearls in the very near future as survival of our Company is dependent on these orders. We require approximately $15,000 for the next 12 months as a reporting issuer and we have a working capital of $6,492 and if additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost. Our office is located at the premises of our President, Shabbir Shaikh, who provides such space to us on a rent-free basis at H. 2434, Tengengar Galli, Belgaum, India.

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

Plan of Operation

About Our Company

We have had no revenues since our website became operational and we have $6,492 in cash and will require approximately $15,000 for the next 12 months as a reporting issuer. We have been investigating the potential to generate any sales by discussing our products locally, without success and we have been discussing with potential investors for injection of working capital.

Although we have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change, we may have to review any potential that is presented to us.

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

Results of Operations

We did not earn any revenues for the three and nine months ended July 31, 2015 or July 31, 2014. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended July 31, 2015, we have incurred total operating expenses in the amount of $3,012, mainly comprised of professional fees totaling $1,581 which relates to accounting fees; and general and administrative expenses totaling $1,431 which mainly relates to filing fees.

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

For the nine months ended July 31, 2015, we have incurred total operating expenses in the amount of $25,007, mainly comprised of professional fees totaling $20,159 which relates to trading eligibility, legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $4,848 which mainly relates to transfer agent fees.

For the nine months ended July 31, 2014, we have incurred total operating expenses in the amount of $37,540, mainly comprised of professional fees totaling $22,875 which relates to trading eligibility, legal and accounting fees for the registration statement and related costs; and general and administrative expenses totaling $14,665 which mainly relates to transfer agent fees and travel for completion of the offering of $50,000.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at July 31, 2015, we had a cash balance of $6,492. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock.

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

Date: September 2, 2015
By: /s/ Shabbir Shaikh
Shabbir Shaikh,
Principal Executive Officer
Principal Financial Officer and Director