Form 10-K
period 2015-10-31
Asiya Pearls, Inc.
filed 2015-12-10
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2015

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

Email: asiyapearls@gmail.com

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class: Common Stock Par Value of $0.001 per share

Name of each Exchange on which registered: OTCBB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 10,000,000 common shares at $0.01* = $100,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement. For purposes of this computation, our directors  of the registrant are considered to be affiliates of the registrant. As of December 10, 2015, no bid or asked prices are available.

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 10,000,000 common shares issued and outstanding as of December 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1.  Business.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are in the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. For orders, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We sell these products through an internet website (the "Website"). Our website (www.asiyapearls.com) is operational. Unfortunately we have received no orders for pearls as yet. We continue to hope we will get orders for pearls in the very near future as survival of our Company is dependent on these orders. We require approximately $15,000 for the next 12 months as a reporting issuer and we have a working capital of $4,265 and if additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from our directors and their associates.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost.

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

Plan of Operation

About Our Company

We have had no revenues since our website became operational and we have $4,265 in cash and will require approximately $15,000 for the next 12 months as a reporting issuer. We have been investigating the potential to generate any sales by discussing our products locally, without success and we have been discussing with potential investors for injection of working capital.

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

Market Information

On November 3, 2014, our shares were listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is “ASYP” There has been no trading of our securities, and, therefore, no high and low bid pricing.

The Company became a reporting company on March 11, 2014 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In May 2014, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

As of December 10, 2015, the shareholders' list of our common shares showed 32 registered shareholder holding 10,000,000 shares; there are no shares held by broker-dealers. 5,000,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended October 31, 2015.

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

Statement of Operations Information:

	Year Ended October 31, 2015	Year Ended October 31, 2014
Total Operating Expenses	$27,234	$42,381
Net loss	(27,234)	(42,381)
Loss per share (basic and diluted)	$(0.00)	$(0.01)

Balance Sheet Information:

	As of October 31, 2015	As of October 31, 2014
Working capital	$4,265	$31,499
Total assets	4,265	31,882
Total liabilities	--	383
Accumulated Deficit	(70,735)	(43,501)
Stockholders’ equity	$4,265	$31,499

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Because we have not generated any revenues and no revenues are anticipated, our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

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

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended October 31, 2015 and 2014 are outlined in the table below:

	Year Ended October 31, 2015	Year Ended October 31, 2014
Professional fees	$21,659	$25,207
General and Administration fees	5,575	17,174
Total	$27,234	$42,381

Results of Operations

We did not earn any revenues for the year ended October 31, 2015 or 2014. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Since inception, we sold 10,000,000 shares of common stock total proceeds of $75,000.

For the year ended October 31, 2015, we have incurred total operating expenses in the amount of $27,234 which comprises of professional audit fees and legal fees totaling $21,659 and general and administrative expenses totaling $5,575.

For the year ended October 31, 2014, we have incurred total operating expenses in the amount of $42,381 which comprises of professional audit fees and legal fees totaling $25,207 and general and administrative expenses totaling $17,174 which mainly relates to transfer agent fees and travel for completion of the offering of $50,000.

Liquidity and Capital Resources

Our cash balance at October 31, 2015 was $4,265. During the year ended October 31, 2015, we did not raise any funds from sale of  shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loan from the directors or their associates.

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

Future Financings

At our present, we do require additional financing in order to enable us to proceed with our plan of operations.

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

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations and / or loans from our directors and their associates. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

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

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2016.

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

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP, a professional corporation for the audited financial statements for the years ended October 31, 2015 and  2014, is included herein immediately preceding the audited financial statements.

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

As of October 31, 2015, the year-end period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended October 31, 2015 covered by this report were not previously reported on Form 8-K.

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

Name	Age	Position
Shabbir Shaikh	45	President, Secretary/Treasurer and Director
Asiya Shaikh	40	Director

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

Shabbir Shaikh currently devotes 1-3 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

Shabbir Shaikh has been our President, Secretary, Treasurer and a Director since our inception on September 26, 2013.  Mr. Shaikh obtained his Bachelor of Commerce degree in 1991 from Akbar Peerbody College of Mumbai. From 2005 to present, Mr. Shaikh works Treasurer and CFO for Green Filed Forex (Pvt) Ltd., a firm involved in foreign exchange and transfers. Previously from 1991 to 1999, Mr. Shaikh worked as an accountant for a CA (CPA) firm as computer operator and tax filer; and from 1999 to 2005, Mr. Shaikh worked as an accountant/controller for an investment company.

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

Asiya Shaikh (spouse of our president, Mr. Shabbir Shaikh) has been a member of the Board of Directors since our inception on September 26, 2013. From 2007 to present, Ms. Shaikh has managed Royal Clothing and Jewelry Store, a clothing and jewelry retail establishment, where she is responsible for the daily operation of the store including product ordering, pricing, inventory control, staffing, advertising, cash and banking activities, among others.

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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending October 31, 2015, and subsequent thereto, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principa Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shabbir Shaikh President, Chief Executive Officer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards at 2015 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and/or directors since our inception; accordingly, none were outstanding at October 31, 2015.

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

Future Sales by existing shareholders

As of October 31, 2015, a total of 4,000,000 shares have been issued to Shabbir Shaikh, an officer/director, and a total of 1,000,000 shares have been issued to Asiya Shaikh, a director , and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2015 and for period year ended October 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Period Ended
	October 31 2015	October 31, 2014
Audit Fees	$ 9,500	$ 11,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ 9,500	$ 11,300

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

Date: December 10, 2015

By: /s/ Shabbir Shaikh

Shabbir Shaikh

Principal Executive Officer

Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ASIYA PEARLS, INC.

(Registrant)

Date: December 10, 2015

By: /s/ Shabbir Shaikh

Shabbir Shaikh

Principal Executive Officer

Principal Financial Officer and Director

ASIYA PEARLS, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2015 and 2014

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Asiya Pearls, Inc.

Belgaum, Karnataka, India

We have audited the accompanying balance sheets of Asiya Pearls, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations, stockholder’s equity and cash flows for each of the years in the two-year period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asiya Pearls, Inc. as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 10, 2015

ASIYA PEARLS, INC.

BALANCE SHEETS

	October 31, 2015	October 31, 2014

ASSETS

Current assets
Cash	$4,265	$31,882
Total current assets	4,265	31,882
Total assets	$4,265	$31,882

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	$-	$383
Total current liabilities	-	383
Total liabilities	-	383

STOCKHOLDER'S EQUITY
Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 10,000,000 issued and outstanding as of October 31, 2015 and October 31, 2014	1,000	1,000
Additional paid-in capital	74,000	74,000
Deficit accumulated	(70,735)	(43,501)
Total stockholder's equity	4,265	31,499
Total liabilities and stockholder's equity	$4,265	$31,882

(The accompanying notes are an integral part of these financial statements)

ASIYA PEARLS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended October 31, 2015	For the Year Ended October 31, 2014

Expenses:
General and administrative	$5,575	$17,174
Professional fees	21,659	25,207
Total operating expenses	$27,234	$42,381

Net loss	$(27,234)	$(42,381)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	10,000,000	7,455,288

(The accompanying notes are an integral part of these financial statements)

ASIYA PEARLS, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

For the years ended October 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Paid –in Capital	Accumulated Deficit	Total

Balance, October 31, 2013	-	-	5,000,000	$500	$24,500	($1,120)	$23,880
Common stock issued for cash	-	-	5,000,000	500	49,500	-	50,000
Net loss	-	-	-	-	-	(42,381)	(42,381)

Balance, October 31, 2014	-	-	10,000,000	1,000	74,000	(43,501)	31,499
Net loss			-	-	-	(27,234)	(27,234)
Balance, October 31, 2015	-	-	10,000,000	$1,000	$74,000	($70,735)	$4,265

(The accompanying notes are an integral part of these financial statements)

ASIYA PEARLS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2015	For the Year Ended October 31, 2014

Cash flows from operating activities
Net loss	$(27,234)	$(42,381)
Adjustment to reconcile net cash used in operating activities

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(383)	(737)

Net cash used in operating activities	$(27,617)	$(43,118)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000

Net cash provided by financing activities	$-	$50,000

Change in cash	$(27,617)	$6,882

Cash - beginning of period	31,882	25,000

Cash - end of period	$4,265	$31,882

Supplemental cash flow disclosures
Cash paid For:
Interest	$-	$-
Income tax	$-	$-

(The accompanying notes are an integral part of these financial statements)

ASIYA PEARLS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2015 and 2014

1.  NATURE AND CONTINUANCE OF OPERATIONS

Asiya Pearls, Inc. (the "Company") was incorporated in the state of Nevada on September 26, 2013 ("Inception").The Company intends to operate as an on-line imitation jewelry retailer. The Company's corporate headquarters are located in Belgaum, India and its fiscal year-end is October 31.

The Company is a development stage company as defined under the current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ equity and cash flows disclosed activity since the date of our Inception (September 26, 2013) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Although the Company is operational, it has not generated any revenue and is currently seeking additional funding to sustain its operations.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

2.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $70,735 as of October 31, 2015 and have yet to earned revenues, further raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, it is incurring expenses related to complying with its public reporting requirements. The Company will need to raise capital in the next twelve months in order to remain in business. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, directors or officers to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has elected an October 31, year end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

ASIYA PEARLS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2015 and 2014

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As at October 31, 2015, the Company had $4,265 in cash.

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

October 31, 2015 and 2014

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

At October 31, 2015 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

At October 31, 2015, there were no outstanding stock options or warrants.

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

6.  INCOME TAXES

As of October 31, 2015, the Company had net operating loss carry forwards of approximately $70,700 that may be available to reduce future years' taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ASIYA PEARLS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2015 and 2014

6.  INCOME TAXES (continued)

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended October 31, 2015	For the Year Ended October 31, 2014
Operating loss	$27,234	$42,381
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	9,260	14,410
Change in valuation allowance	(9,260)	(14,410)
Net tax expense (benefit)	$--	$--

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	October 31, 2015	October 31, 2014
Deferred tax asset attributed to:
Net operating loss	$24,050	$14,790
Less, valuation allowance	(24,050)	(14,790)
Net deferred tax assets	$--	$--

The Company is subject to examination by Federal tax authorities for the fiscal years 2013 through 2015.