Form 10-Q
period 2016-01-31
Asiya Pearls, Inc.
filed 2016-02-19
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at the latest practicable date: 10,000,000 shares of Registrant’s common stock, $0.0001 par value, were outstanding at February 19, 2016

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Asiya Pearls, Inc.

Balance Sheets

(Unaudited)

	January 31, 2016 $	October 31, 2015 $

ASSETS
Current assets
Cash	1,453	4,265
Total current assets	1,453	4,265
Total assets	1,453	4,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,000	-
Total current liabilities	3,000	-
Total liabilities	3,000	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.0001 par va1ue, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 10,000,000 issued and outstanding as of January 31, 2016 and October 31, 2015	1,000	1,000
Additional paid-in capital	74,000	74,000
Accumulated Deficit	(76,547)	(70,735)
Total stockholder’s equity (deficit)	(1,547)	4,265
Total liabilities and stockholders’ equity (deficit)	1,453	4,265

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2016 $	For the Three Months Ended January 31, 2015 $

Expenses
General and administrative	812	2,092
Professional fees	5,000	17,078

Net loss	(5,812)	(19,170)

Net loss per share - basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	10,000,000

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2016 $	For the Three Months Ended January 31, 2015 $

Cash flows from operating activities
Net loss	(5,812)	(19,170)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid	-	(300)
Accounts payables and accrued liabilities	3,000	(383)
Net cash used in operating activities	(2,812)	(19,853)

Change in cash	(2,812)	(19,853)

Cash - beginning of period	4,265	31,882

Cash - end of period	1,453	12,029

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these financial statements)

Asiya Pearls, Inc. Notes to the financial statements January 31, 2016 (Unaudited)

Note 1: Nature and Continuance of Operations

Asiya Pearls, Inc. (the "Company") was incorporated in the state of Nevada on September 25, 2013 ("Inception"). The Company intends to operate as an on-line loose pearl retailer.  The Company's corporate headquarters are located in Belgaum, India and its fiscal year-end is October 31.

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016.

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

As at January 31, 2016, the Company had 10,000,000 common stock issued and outstanding.

As at January 31, 2016, there were no outstanding stock options or warrants.

Note 4: Going Concern

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, since inception, the Company has incurred cumulative net losses of $76,547, had negative cash flows from operating activities and has generated no revenue. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors, related parties and/or issuance of common shares. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended January 31, 2016 and 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Asiya Pearls, Inc. was incorporated under the laws of the State of Nevada on September 25, 2013. We are in the business of the online retail sale of high grade loose pearls which we intend to obtain from suppliers in Hyderabad, one of the major pearl centers in India. We intend to offer pearls to consumers in our online store. For orders, we will access the inventory maintained by our supplier. Our product line will consist of pearls of different sizes, colors and characteristics (drilled and whole). The concept is that our customers have their own jewelry designers who, with our pearls, will custom-make their jewelry. Our president has ample experience in online retail and our second director has experience in pearls and jewelry. We sell these products through an internet website (the "Website"). Our website (www.asiyapearls.com) is operational. Unfortunately we have received no orders for pearls as yet. We continue to hope we will get orders for pearls in the very near future as survival of our Company is dependent on these orders. We require approximately $15,000 for the next 12 months as a reporting issuer and we have a working deficit of $1,547 and additional funds is required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or loans from either the President or his associates.  In the event we do not raise sufficient capital to implement its planned operations, your entire investment could be lost. Our office is located at the premises of our President, Shabbir Shaikh, who provides such space to us on a rent-free basis.

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

Plan of Operation

About Our Company

We have had no revenues since our website became operational and we have a working deficit of $1,547 and will require approximately $15,000 for the next 12 months as a reporting issuer. We have been investigating the potential to generate any sales by discussing our products locally, without success and we have been discussing with potential investors for injection of working capital.

Although we have no plans to change our planned business activities or to combine with another business, we may have to review any potential that is presented to us.

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

Results of Operations

We did not earn any revenues for the three months ended January 31, 2016 or January 31, 2015. We do not expect to realize any revenues until we are able to execute our business plan.

For the three months ended January 31, 2016, we have incurred total operating expenses in the amount of $5,812, mainly comprised of professional fees totaling $5,000 which relates to accounting fees.

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

Liquidity and Capital Resources and Future Financings

As at January 31, 2016, we had a cash balance of $1,453. Presently, we do require additional financing in order to enable us to proceed with our plan of operations. As additional funds is required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or from loans from either our President and/or his associates.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended October 31, 2015 included a going concern paragraph because of a substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2016.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2015 and based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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
Date: February 19, 2016

By: /s/ Shabbir Shaikh
Shabbir Shaikh,
Principal Executive Officer
Principal Financial Officer and Director