Form 10-Q
period 2016-03-31
QPAGOS
filed 2016-06-17
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2015 to March 31, 2016

Commission File Number 333-192877

QPAGOS

(Exact name of registrant as specified in its charter)

Nevada	33-1230229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Paseo del la Reforma 404 Piso 15 PH
Col. Juarez, Del. Cuauhtemoc
Mexico, D.F. C.P. 06600

(Address of principal executive offices including zip code)

+52 (55)-110-110

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ * (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 54,954,000 shares of common stock, $.0001 par value per share, as of June 10, 2016.

QPAGOS

Note Regarding Forward-Looking Statements

This Transition Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Transition Report Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Transition Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Transition Report on Form 10-Q, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS.

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

March 31, 2016

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash	$252,361	$833,612
Accounts receivable	398,074	242,075
Inventory	553,259	668,567
Recoverable IVA taxes and credits	501,549	412,143
Other current assets	20,830	20,509
Total Current Assets	1,726,073	2,176,906

Non-Current Assets
Plant and equipment, net	62,395	70,537
Intangibles, net	200,667	211,417
Investment	3,000	-
Other assets	11,780	11,712
Total Non-Current Assets	277,842	293,666
Total Assets	$2,003,915	$2,470,572

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$80,082	$41,372
Notes payable	106,312	103,320
IVA and other taxes payable	162,592	181,946
Advances from customers	5,859	1,986
Total Current Liabilities	354,845	328,624
Total Liabilities	354,845	328,624

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 54,954,000 and 49,809,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	5,496	4,981
Additional paid-in-capital	7,873,571	5,733,811
Accumulated deficit	(6,694,959)	(4,019,428)
Accumulated other comprehensive income	464,962	422,584
Total stockholder's equity - controlling interest	1,649,070	2,141,948
Non-controlling interest	-	-
Total Stockholders' Equity	1,649,070	2,141,948
Total Liabilities and Stockholders' Equity	$2,003,915	$2,470,572

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

Net Revenue	$887,490	$75,999

Cost of Goods Sold	874,168	71,160

Gross Profit	13,322	4,839

General and administrative	2,693,703	429,724
Depreciation and amortization	19,345	8,441
Total Expense	2,713,048	438,165
Loss from Operations	(2,699,726)	(433,326)

Other (expense) income	(3,797)	(1,651)
Interest expense, net	(2,992)	-
Foreign currency gain (loss)	30,984	(40,305)
Loss before Provision for Income Taxes	(2,675,531)	(475,282)

Provision for Income Taxes	-	-

Net Loss	(2,675,531)	(475,282)

Net loss attributable to non-controlling interest	-	-

Net Loss Attributable to Controlling Interest	$(2,675,531)	$(475,282)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.05)

Weighted Average Number of Shares Outstanding - Basic and Diluted	47,920,154	9,943,628

Other Comprehensive Loss
Foreign currency translation adjustment	42,378	56,380

Total Comprehensive loss	(2,633,153)	(418,902)

Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive Loss Attributable to Controlling Interest	$(2,633,153)	$(418,902)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO MARCH 31, 2016

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of January 1, 2016	49,809,000	$4,981	$5,733,811	$(4,019,428)	$422,584	$2,141,948	$-	$2,141,948

Equity based compensation	-	-	108,000	-	-	108,000	-	108,000

Shares issued for services	5,145,000	515	2,031,760	-	-	2,032,275	-	2,032,275

Translation adjustment	-	-	-	-	42,378	42,378	-	42,378

Net loss for the three months ended March 31, 2016	-	-	-	(2,675,531)	-	(2,675,531)	-	(2,675,531)

Balance as of March 31, 2016	54,954,000	$5,496	$7,873,571	$(6,694,959)	$464,962	$1,649,070	$-	$1,649,070

See notes to unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,675,531)	$(475,282)
Less: loss attributable to non-controlling interest	-	-
Net loss	(2,675,531)	(475,282)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,415	8,311
Amortization expense	10,930	130
Equity based compensation charge	108,000	-
Shares issued for services	2,032,275	-
Non- cash investment in affiliates	(3,000)	-
Changes in Assets and Liabilities
Accounts receivable	(155,999)	(9,076)
Inventory	115,308	59,151
Recoverable IVA taxes and credits	(89,406)	(95,454)
Other current assets	(321)	45,073
Other assets	(68)	(4,913)
Accounts payable and accrued expenses	38,711	(38,888)
IVA and other taxes payable	(19,354)	11,924
Advances from customers	3,873	2,972
Interest accruals	2,992	-
CASH USED IN OPERATING ACTIVITIES	(623,175)	(496,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454)	(404)
NET CASH USED IN INVESTING ACTIVITIES	(454)	(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	289,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	289,000

Effect of exchange rate changes on cash and cash equivalents	42,378	59,038

NET DECREASE IN CASH	(581,251)	(148,418)
CASH AT BEGINNING OF PERIOD	833,612	173,828
CASH AT END OF PERIOD	$252,361	$25,410

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, Asiya Pearls, Inc., a Nevada corporation (the “Asiya”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of the Asiya (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016 the merger was consummated and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of Asiya’s common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, Asiya assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current Asiya stockholder of 5,000,000 shares of Common Stock agreed to return to Asiya 4,975,000 shares of Common Stock held by such holder to Asiya and the then-current Asiya stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of Asiya retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of Asiya common stock which represented approximately 91% of the Company Common Stock outstanding.

The Merger is being treated as a reverse acquisition of Asiya, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation is treated as the acquirer for accounting and financial reporting purposes while Asiya is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for two wholly owned operating subsidiaries, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. Each of these entities were incorporated in November 2013 in Mexico.

QPagos, S.A.P.I. de C.V. was formed to process payment transactions for service providers it contracts with, and Redpag Electrónicos S.A.P.I. de C.V. was formed to deploy and operate kiosks as a distributor.

On August 31, 2015, Qpagos Corporation entered into a share exchange agreement with stockholders of QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. to effect a reverse merger transaction. Pursuant to the transaction, the majority of the stockholders of QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. exchanged 99.996% and 99.99% of the outstanding shares of QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. , respectively, for shares of Qpagos Corporation. Upon consummation of the transaction QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. became subsidiaries of Qpagos Corporation.

On May 27, 2016 Asiya changed its name to QPAGOS. QPAGOS and its direct and indirect subsidiaries Qpagos Corporation, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., will be referred to hereafter as “the Company”.

On June 1, 2016, the board of directors changed the Company’s fiscal year end from October 31 to December 31. As a result of the change in fiscal year, the Company is filing this Transition Report on Form 10-Q covering the transition period from December 31, 2015 to March 31, 2016.

b)	Description of the business

QPAGOS, through its indirect subsidiaries QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., provides physical and virtual payment services to the Mexican market. The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. The Company helps consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, our licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation and tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Transition Report on Form 10-Q should be read in conjunction with our audited financial statements included in Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2016.

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary and its indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

QPAGOS – Parent Company

QPAGOS Corporation – 100% owned

Qpagos, S.A. P.I de C.V., a Mexican entity (99.996% owned)

Redpag Electrónicos, S.A. P.I. de C.V., a Mexican entity (99.990% owned)

c)	Mexican Operations

The financial statements of the Company’s Mexican operations are measured using local currencies as their functional currencies.

The Company translates the assets and liabilities of its Mexican subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss). All sales to customers are in Mexico.

d)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

e)	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued

e)	Contingencies (continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

f)	Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

g)	Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated, including the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

The Company’s operations are carried out in Mexico. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Mexico and by the general state of those economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 01 “Recognition and Measurement of Financial Assets and Financial Liabilities “intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by: Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and; Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. We are currently evaluating the impact of adoption of ASU N. 2016-01 on our financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 02, “Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption of ASU N. 2016-02 on our financial statements.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements (continued)

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 09 “Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. The ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. We are currently evaluating the impact of adoption of ASU N. 2016-09 on our financial statements.

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 10 “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently evaluating the impact of adoption of ASU N. 2016-10 on our financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

i)	Reporting by Segment

No segmental information is required as the Company currently only has one segment of business, providing physical and virtual payment services in the Mexican Market.

j)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2015, the Company had cash balances in the United States, which exceeded the federally insured limits by $531,238. At March 31, 2016, cash balances in the United States did not exceed the federally insured limit.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

k)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, The Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at March 31, 2016.

l)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2016 and 2015.

m)	Inventory

The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

n)	Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $250 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Computer equipment	3 years
Leasehold improvements	Lesser of estimated useful life or life of lease
Office equipment	10 years

The cost of repairs and maintenance is expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

o)	Intangibles

All of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

i) License Agreements

License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

ii) Amortization

Amortization is reported in the statement of comprehensive loss on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements.

p)	Long-Term Assets

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

q)	Revenue Recognition

The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured.

r)	Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded in operating expenses in the consolidated statement of operations.

s)	Income Taxes

The Company’s primary operations are based in Mexico and currently enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2016 and December 31, 2015, there have been no interest or penalties incurred on income taxes.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

t)	Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 12, below).

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common shares at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred shares. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common shares outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

Any common shares issued as a result of the issue of stock options and warrants would come from newly issued common shares from our remaining authorized shares.

u)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes foreign currency translation adjustments and net loss.

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $6,694,959 as of March 31, 2016 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

4	ACQUISITION

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation entered into the Merger Agreement with Qpagos Corporation and Merger Sub.  Pursuant to the Merger Agreement, on May 12, 2016 the Merger was consummated and Qpagos Corporation continuing as the surviving corporation of the Merger.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	ACQUISITION (continued)

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of Asiya’s common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, Asiya assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current Asiya stockholder of 5,000,000 shares of Common Stock agreed to return to Asiya 4,975,000 shares of Common Stock held by such holder to Asiya and the then-current Asiya stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of Asiya retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of Asiya common stock which is approximately 91% of the Company Common Stock outstanding.

The Merger is being treated as a reverse acquisition of Asiya, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation is treated as the acquirer for accounting and financial reporting purposes while Asiya is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for two wholly owned operating subsidiaries, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. Each of these entities were incorporated in November 2013 in Mexico.

QPagos, S.A.P.I. de C.V. was formed to process payment transactions for service providers it contracts with, and Redpag Electrónicos S.A.P.I. de C.V. was formed to deploy and operate kiosks as a distributor.

On August 31, 2015, Qpagos Corporation entered into a share exchange agreement with stockholders of QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. to effect a reverse merger transaction. Pursuant to the transaction, the majority of the stockholders of QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. exchanged 99.996% and 99.99% of the outstanding shares of QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., respectively, for shares of Qpagos Corporation. Upon consummation of the transaction QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. became subsidiaries of Qpagos Corporation.

5	INVESTMENT

On February 11, 2016, the Company entered into a consulting agreement with a newly formed Delaware corporation, Yogipay Corporation (“Yogipay”), in terms of the consulting agreement the Company will provide access to its considerable expertise in the payments services business to Yogipay in exchange for 3,000,000 shares of the newly formed entity which represents a 15% ownership interest in Yogipay at the date of entering into the agreement. The shares were valued at $3,000 at the date of the agreement and approximates it fair value at March 31, 2016. The investment is accounted for under the cost method of accounting.

6	INVENTORY

Inventory consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Kiosks and accessories	$553,259	$668,567

	$553,259	$668,567

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Computer equipment	$108,383	$107,929
Office equipment	14,712	14,712
Leasehold improvement	12,375	12,375
Total cost	135,470	135,016
Less: accumulated depreciation and amortization	(73,075)	(64,479)
Property and equipment, net	$62,395	$70,537

Depreciation and amortization expense totaled $8,595 and $8,441 for the three months ended March 31, 2016 and 2015, respectively.

8	INTANGIBLES

License

Localization and implementation of the different software and technology modules is supported through a Localization Agreement. Under this agreement, at a cost of $215,000, the Licensor allocated engineering and programming resources to the Company. The cost is being amortized over 5 years.

On May 1, 2015, Qpagos Corporation entered into a renewable ten-year license with the Licensor for the non-exclusive right to license technology to provide payment services. Subsequently, on November 1, 2015, the Company and the Licensor concluded an additional amendment to the License Agreement by which the Licensor agreed to the exclusivity to the Mexican market subject to the payment of $20,000 per year payable in quarterly installments, the first two such installments payable December 1, 2015. The agreement may be terminated early by the Licensor if Qpagos Corporation fails to comply with its terms and conditions

Qpagos Corporation’s license with the Licensor is a license for the rights to use three software programs (the “Programs”): RG Switch Payment (designed to transfer payments to providers of services), RG Processing (designed processing and counting of payments) and RG Kiosk (designed for performance of payments through payment collection equipment functioning in the self-service kiosks) to be used in Mexico.

Under this agreement the Licensor is obligated to provide Qpagos Corporation with rights to use software updates developed by the Licensor. The ten-year term commences on the date of full payment of the localization contract. The Licensor retains exclusive rights to any intellectual property, including any addition, alteration, program updating, derivative or composed creation, obtained in the process of usage of the programs. The payment for the rights granted under the license is a total of $1,000, payable in annual payments of $100 per year over ten years and is in addition to the payments that we make under the Localization Agreement. The agreement provides, among other things, that Qpagos Corporation will pay the fee, ensure confidentiality of commercial and technical information received when performing the agreement and inform the Licensor of any changes in its structure. The Licensor has a right to terminate the agreement if we breach the terms of the agreement or do not properly perform or if we do not cure any breach or nonperformance within 30 days of receipt of notice of termination. If the Licensor suffers any damages, they are entitled to request compensation from Qpagos Corporation. The rights to use the Programs terminate upon termination of the Agreement.

Intangibles consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

Software license	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(14,333)	(3,583)
Intangibles, net	$200,667	$211,417

Amortization expense was $10,750 and $0 for the three months ended March 31, 2016 and 2015, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

Description	Interest Rate	Maturity	March 31, 2016	December 31, 2015

YP Holdings LLC	12%	December 31, 2015	106,312	103,320

Total Short term notes payable			$106,312	$103,320

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC, pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest is due on December 31, 2015 bears interest at a rate of 12%. The debt remains outstanding as of the date of this report. Qpagos Corporation is expected to settle this debt in 2016.

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and issued and has outstanding 54,954,000 shares of common stock as of March 31, 2016.

The following common shares were issued by the Company during the three months ended March 31, 2016:

i.	On February 16, 2016, Qpagos Corporation entered into consulting agreements with Gibbs Investment Holdings, Gibbs international, Eurosa, Inc. and Robert Skaff, in terms of which the parties have provided consulting services to Qpagos Corporation and continue to provide such services and were issued a total of 2,572,500 common shares of Qpagos Corporation at an issue price of $0.79 per share. In connection with the Merger, these shares of Qpagos Corporation were converted to QPAGOS shares in the ratio of 2 to 1 or 5,145,000 shares.

ii.	Restricted stock awards

(a)	An aggregate of 2,880,000 shares of restricted common stock post-Merger (1,440,000 pre the merger agreement) were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and vest October 29, 2016. These restricted shares were valued at the closing price of the common stock on October 19, 2015.

(b)	An aggregate of 1,440,000 shares of restricted common stock post-Merger, 1,440,000 pre-Merger) were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and vest October 29, 2016. These restricted shares were valued at the closing price of the common stock on October 19, 2015.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

The restricted stock granted and exercisable at March 31, 2016 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.20	2,880,000	$0.20	-	$-
$0.20	1,440,000	$0.20	-	$-
	4,320,000	$0.20	-	$-

The Company has recorded an expense of $108,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, relating to the restricted stock awards. There will be no further expense, related to these restricted shares.

b)	Preferred Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and 25,0000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of March 31, 2016.

(c)	Warrants

In connection with the Merger, outstanding Qpagos Corporation warrants were assumed by QPAGOS and converted to QPAGOS warrants the QPAGOS warrants are each exercisable for two shares of Common Stock.

During the period June 2015 to December 2015, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 2,392,000 pre-Merger common units of Qpagos Corporation at a price of $1.25 per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one share of common stock of Qpagos Corporation at an exercise price of $1.25 per share. Upon consummation of the Merger, the warrants are exercisable for 4,784,000 shares of Common Stock at an exercise price of $0.625

The placement agent was also issued, in terms of a placement agent agreement, five year warrants to purchase 358,800 pre-Merger units at $1.25 per unit of Qpagos Corporation, each consisting of one share of common stock of Qpagos Corporation and one five year warrant exercisable for a total of 358,800 pre-Merger shares of common stock of Qpagos Corporation at an exercise price of $0.625 per share. Upon consummation of the Merger, the warrants are exercisable for 717,600 units at $0.625 per unit of QPAGOS, each unit consisting of one share of common stock and one five year warrant exercisable for a total of 727,600 shares of QPAGOS Common Stock at an exercise price of $0.625 per share.

A summary of all of our warrant activity during the period January 1, 2016 to March 31, 2016 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2016	6,219,200	$0.625	$0.625
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2016	6,219,200	$0.625	$0.625

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

The warrants outstanding and exercisable at March 31, 2016 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.625	6,219,200	4.51	$0.625	6,219,200	$0.625	4.51

	6,219,200		$0.625	6,219,200	$0.625

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2016 and December 31, 2015, respectively.

(d)	Reverse merger transaction

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation entered into the Merger Agreement with QPAGOS Corporation and Merger Sub.  Pursuant to the Merger Agreement, on May 12, 2016 the Merger was consummated and Qpagos Corporation and Merger Sub merged with Qpagos Corporation continued as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporations’ capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of QPAGOS Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, QPAGOS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current QPAGOS stockholder of 5,000,000 shares of Common Stock agreed to return to QPAGOS 4,975,000 shares of Common Stock held by such holder to QPAGOS and the then-current QPAGOS stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of QPAGOS retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of QPAGOS common stock which is approximately 91% of the QPAGOS Common Stock outstanding. The common shares issued have been retroactively reflected as the stockholder’s equity of the combined operations of the merged operations.

Although the Merger Agreement was only consummated on May 12, 2016, the effects of the merger have been retroactively applied to these interim financial statements.

11	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Stock issued for services rendered	$108,000	$-
	$108,000	$-

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2016 and 2015, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three Months Ended March 31, 2016 (Shares)	Three Months Ended March 31, 2015 (Shares)

Restricted stock awards – unvested	4,320,000	-
Warrants to purchase shares of common stock	6,219,200	-
	10,539,200	-

13	COMMITMENTS AND CONTINGENCIES

Qpagos Corporation operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 15, 2016. The lease calls for monthly rental payment, including maintenance, of $3,425 in 2015 and $2,929 in 2016, as adjusted for exchange rate changes.

The future minimum lease installments under this agreement as of March 31, 2016 to December 16, 2016 is approximately $26,360.

14	SUBSEQUENT EVENTS

On May 12, 2016, Qpagos Corporation entered into the Merger Agreement with Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into Qpagos Corporation with Qpagos Corporation surviving the Merger as QPAGOS’ wholly owned subsidiary (the “Merger”). Each shareholder of Qpagos Corporation received two shares of the common stock of QPAGOS for each share of common stock owned by such shareholder. QPAGOS also assumed all of the warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock. Immediately after the merger, the shareholders of Qpagos Corporation owned approximately 91% of the merged entity,

The acquisition of Qpagos Corporation by QPAGOS has been accounted for as a reverse acquisition for financial accounting purposes. The Reverse Merger is deemed a capital transaction and the net assets of Qpagos Corporation (the accounting acquirer) is carried forward to the Company (the legal acquirer) at their carrying value before the merger. The acquisition process utilizes the capital structure of QPAGOS and the assets and liabilities of Qpagos Corporation are recorded at historical cost. The financials statements of QPAGOS and Qpagos Corporation are being combined and Qpagos Corporation is the operating entity for financial reporting purposes and the financial statements for all periods presented represent the combined financial position and results of operations of Qpagos Corporation. The equity of the Company is the historical equity of Qpagos Corporation presented retroactively to reflect the number of shares issued in the transaction.

On May 27, the Company filed a certificate of amendment changing the name of the Company from Asiya Pearls Inc. to QPAGOS.

On June 1, 2016, the Board of directors approved changing the Company’s year end from October 31 to December 31. As a result of the change in fiscal year, the Company is filing this Transition Report on Form 10-Q covering the transition period from December 31, 2015 to March 31, 2016.

On June 7, 2016, 4,975,000 shares were returned to the Company and recorded as treasury shares, in terms of the Merger Agreement, the effect of this transaction has been retroactively reflected in these financial statements.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Qpagos Corporation’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Current Report on Form 8-K filed with the SEC on May 12, 2016. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Transition Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Transition Report on Form 10-Q. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos Corporation.

For information regarding the financial results of QPAGOS (formerly known as Asiya Pearls, Inc.), you should refer to Asiya’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and its Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016. As a result of the Merger that was consummated on May 12, 2016, the financial statements in this Transition Report are those of Qpagos Corporation and therefore, a review of the financial statements in our Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016 may not be meaningful on a quantitative or qualitative basis.

Overview and Financial Condition

QPAGOS

We are a provider of next generation physical and virtual payment services that we introduced to the Mexican market in the third quarter of 2014. We have a ten-year renewable exclusive license agreement for the use of technology that can be used to perform services that are similar to services that have been successfully deployed with this technology in several European, Asian, North and South American countries.

We provide an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. We help consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, we license technology that can be used to pay bills, add minutes to mobile phones, purchase transportation tickets, shop online, buy digital services or send money to a friend or relative.

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 107 million mobile subscribers in Mexico, 88% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and has expanded to service providers beyond the mobile telephone operators to service provides of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the first quarter of 2016 our platform had integrated 160 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the twelve months ended December 31, 2015 and for the three months ended March 31, 2016, Qpagos generated net revenues of $1,510,369 and $887,490, respectively, from our operations in Mexico. Our primary source of revenue are fees it receives for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk rentals and sales. Qpagos currently has in excess of 160 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of March 31, 2016, we deployed over 233 kiosks and terminals. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

In addition, we have contracted for an electronic wallet which should enable consumers to hold balances in its kiosks for future use or to receive change. Launched in the first quarter of 2016 customers can now use cash and/or stored value in order to pay for goods and services across physical or virtual environments interchangeably. Also in the first quarter of 2016, we launched our mobile app by which smart phone users can now access the exact menu of services available in our kiosks and make payments from the convenience of their phones. Cash is uploaded to the electronic wallet app via kiosks.

We believe that our platform provides simple and intuitive user interfaces, convenient access and best-in-class services. We run our network and process its transactions using a proprietary, advanced technology platform that leverages the latest virtualization, analytics and security technologies to create a fast, highly reliable, secure and redundant system. We believe that the breadth and reach of our network, along with the proprietary nature of its technology platform, differentiate us from our competitors and allow us to effectively manage and update our services and realize significant operating leverage with growth in volumes.

Management Discussion and Analysis of financial condition

The discussion and analysis of Qpagos’ financial condition and results of operations are based upon the consolidated financial statements as of March 31, 2016 and 2015 of Qpagos Corporation, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Qpagos to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

Net revenue

Net revenues were $887,490 and $75,999 for the three months ended March 31, 2016 and 2015 respectively, an increase of $811,491 or 1,067.8%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 15,992,210 from MXN 1,156,889 for the three months ended March 31, 2016 and 2015, respectively, an increase of MXN 14,835,321 or 1,282.3%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold from MX 616,400 in Q1 2015 to MXN 11,053,770 in Q1 2016 the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2225 to $18.0196 or 18.4%, which results in a lower percentage of revenue growth in US $ terms of $239,073.

Cost of goods sold

Cost of goods sold was $874,168 and $71,160 for the three months ended March 31, 2016 and 2015, respectively, an increase of $803,008 or 1,128.5%. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 15,752,158 from MXN 1,083,240 for the three months ended March 31, 2016 and 2015, respectively, an increase of MXN 14,668,918 or 1,354.2%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased deployment of kiosks during the current year. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2225 to $18.0196 or 18.4%, which results in a lower cost of sales in US $ terms of approximately $160,626.

Gross profit

Gross profit was $13,322 and $4,839 for the three months ended March 31, 2016 and 2015, respectively, an increase in profit of $8,484 or 175.4%. The decrease in gross profit to 1.5% from 6.3% for the three months ended March 31, 2016 and 2015, respectively is primarily due to aggressive pricing, predominantly of airtime, to increase our market penetration.

Total expenses

Total expenses were $2,713,048 and $438,165 for the three months ended March 31, 2016 and 2015, respectively, an increase of $2,274,883 or 519.2%. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2225 to $18.0196 or 18.4%, which results in a lower expenses incurred in our Mexican operations of approximately $64,908 in US $ terms.

Total expenses consisted primarily of the following:

•	General and administrative expenditure was $2,693,703 and $429,724 for the three months ended March 31, 2016 and 2015, respectively, an increase of $2,263,979 or 526.8%. Qpagos has operations in Mexico and a US holding company presence which incurs some expenditure.
▪	The general and administrative expenditure in Mexico was $366,813 and $438,164 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $71,351 or 16.3%, of this decrease, $64,908 relates to foreign currency movements. The expenses in Mexican Pesos decreased to MXN 6,454,947 from MXN 6,541,467 for the three months ended March 31, 2016 and 2015, respectively, a decrease of MXN 86,520 or 1.4%. The decrease is primarily due to:
o	a reduction in software localization expenses of approximately MXN 525,000 as the localization project nears completion;
o	a reduction in importation expenses of approximately MXN 200,000 primarily due to the timing of shipments of kiosks and accessories;

o	offset by an increase in payroll expenses of approximately MXN 641,000 as our headcount grows to support the growth and anticipated growth in revenues.

▪	The general and administrative expenditure in the US was $2,335,485 and $0 for the three months ended March 31, 2016 and 2015 respectively, there were no US infrastructure in the prior year. The increase is primarily due to:
o	Consulting fees expensed of $2,032,275 relating to consulting agreements entered into with various parties to assist us in developing the Mexican market, these consulting fees were settled by the issue of 2,572,500 shares of common stock of Qpagos Corporation pre-Merger which were exchanged in the Merger for 5,145,000 shares of our Common Stock.
o	Restricted stock awards of $108,000 related to the value of restricted stock issued to management in the prior year which will be fully vested on April 30, 2016.

•	Depreciation and amortization was $19,345 and $8,441 for the three months ended March 31, 2016 and 2015, respectively, an increase of $10,904 or 129.2%. the increase is primarily due to the amortization of the license agreements entered into which have an estimated useful life of 5 years.

Other (expense) income

Other expense was $3,796 and $1,651 for the three months ended March 31, 2016 and 2015, respectively. Other expense consists of lease payments paid to store owners for placement of kiosks in their premises in the current year.

Interest expense, net

Interest expense of $2,992 during the three months ended March 31, 2016 consists primarily of interest on a loan due to YP Holdings. This loan with a principal balance of $100,000 remains outstanding and earns interest at 12% per annum.

Foreign currency gain (loss)

The foreign currency gain (loss) was a gain of $30,984 and loss of $(40,305) for the three months ended March 31, 2016 and 2015, respectively, an increase of $71,289. The increase is primarily due to the loans that were outstanding in the prior year, which were denominated in US$’s were converted into equity prior to the current quarter. The loss in the prior year was predominately due to loan funds denominated in US$ being revalued in Mexican Pesos resulting in a foreign exchange loss. The average US $ exchange rate for the three months ended March 31, 2016 and 2015, was $15.2225 and $18.0196, respectively, a strengthening of 18.4%.

Net loss

We incurred a net loss of $2,675,531 and $475,282, for the three months ended March 31, 2016 and 2015, respectively, an increase of $2,200,249 or approximately 462.9%, and which consist of the various items discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $6,694,959 through March 31, 2016 and incurred negative cash flow from operations of $623,175 for the three months ended March 31, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue its business strategy or to take advantage of opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

At March 31, 2016, we had cash of $252,361 and a working capital of $1,371,228. We believe that the current cash balances together with revenue anticipated to be generated from operations will be sufficient to meet our current working capital needs.

We utilized $623,175 and $496,053 of cash in operating activities for the three months ended March 31, 2016 and 2015, respectively, an increase of $127,122 or 25.6%. Primarily due to an increase in working capital expenditure from $29,212 in the prior period to $104,264 in the current period and an increase in operating expenditure after non cash flow items of approximately $52,070.

We had minimal investment in property and equipment of $454 and $404 for the three months ended March 31, 2016 and 2015.

We have minimal commitments which include a lease of premises, with a future commitment of $26,360 for the year ending December 31, 2016.

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee of $20,000 to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

Our primary financial commitments as of the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement is summarized as follows:

Amount

2016	$20,100
2017	20,100
2018	20,100
2019	20,100
2020 and thereafter	107,167
$187,567

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2016 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. In addition to the risks related to our business set forth in this Transition Report on Form 10-Q, you should carefully consider the risks described below before investing in us. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to our Business

Risks Relating to Our Business and Industry

We have had limited operations to date.

Qpagos’ subsidiaries were incorporated in November 2013 and began deploying kiosks in Mexico in November 2014. As such, we have a very limited operating history. We have yet to demonstrate our ability to overcome the risks frequently encountered in the payment services industry and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. There can be no assurance that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

The condensed consolidated financial statements of Qpagos have been prepared assuming that it will continue as a going concern.

Qpagos’ operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about its ability to continue as a going concern.  The condensed consolidated financial statements of Qpagos for the three months ended March 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.  If we or Qpagos cannot raise adequate capital on acceptable terms or generate sufficient revenue from operations we and Qpagos will need to revise our business plans.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the three months ended March 31, 2016 and for the years ended December 31, 2015, Qpagos incurred a net loss of $2.7 million and $2.5 million, respectively. Qpagos has an accumulated deficit of $6.7 million through March 31, 2016. We expect to continue to incur operating losses until such time, if ever, as Qpagos is able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses. As a result, we will need to generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities.

The payment services industry is highly competitive, and we have a number of competitors that are larger and have greater financial and other resources.

The payment services industry is highly competitive, and our continued growth depends on our ability to compete effectively. Although we do not face direct competition from any competitor in exactly the same line of business, we face competition from a variety of financial and non-financial business groups. These competitors include retail banks, non-traditional payment service providers, such as retailers and mobile network operators, traditional kiosk and terminal operators and electronic payment system operators, as well as other companies that provide various forms of payment services, including electronic payment and payment processing services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network size, accessibility, hours of operation, reliability and price. A significant number of our competitors have greater financial, technological and marketing resources than we have, operate robust networks and are highly regarded by consumers.

There is uncertainty as to market acceptance of our technology and services.

We have conducted our own research into the markets for our services; however because we are a new entrant into the market, we cannot guarantee market acceptance of our services and have somewhat limited information on which to estimate our anticipated level of sales. Our services require consumers and service providers to adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers the demand for our products will be reduced.

The technology upon which our business is dependent is licensed from a third party under the terms of a ten year license agreement, which if terminated, would result in the cessation of our business operations.

The license with Janor Enterprises Ltd. (Janor) is for the rights to use three software programs upon which our business is completely dependent. The agreement is for a term of ten years, and may be extended for an additional ten years but may be terminated early by Janor if we fail to comply with its terms and conditions or make certain payments. The rights to the licensed programs terminate upon expiration or termination of the agreement. We have no guarantee that Janor will renew our agreement upon expiration of the extended term. If we are not able to maintain this license, we would have to cease operations unless we have developed or secured the rights to technology that would provide the same functionality and we are able to reconfigure our installed base of kiosks, terminals and other system infrastructure to work with the new technology. These hurdles would be extremely expensive and time consuming, and it is unlikely that we would be able stay in business.

Our exclusive right to the technology that we license is subject to forfeiture if we fail to make certain quarterly payments.

The technology that we license from Janor is licensed pursuant to the terms of a license agreement. Subject to us making quarterly payments of $5,000 per quarter, Janor has agreed that neither it nor any of its subsidiary or affiliated entity will install a terminal and/or kiosk that incorporates the Programs or a technology having the same or a similar effect nor will they provide any person or entity with the right to install a terminal and/or kiosk in Mexico that incorporates the Programs or a technology having the same or a similar effect; provided; however, If we should fail to make the quarterly payments, there is no prohibition from Janor licensing the same technology to another entity in Mexico that could compete with us. If Janor were to license the same technology to a third party our competitive position in Mexico could be substantially harmed.

We rely on one outside vendor for the supply of key kiosk parts and the partial or complete loss of this supplier could cause customer supply or production delays and as a result potentially a loss of revenues.

We rely on one outside vendor based outside Mexico to manufacture substantial portions of critical hardware that are used with or included in our kiosks. Although there are other suppliers that could supply the hardware required for the kiosks, we do not have a contract with such other suppliers and therefore, if our present vendor was to delay or terminate its performance, our business would likely be disrupted.

Our reliance on this vendor is expected to continue and involves other risks, including our limited control over the availability of components, delivery schedules, pricing and product quality. We may experience delays, additional expenses and lost sales as a result of our dependency upon this vendor. Although we expect that other existing vendors would be able to supply us with any needed products if this vendor was to cease or interrupt production or otherwise fail to supply us with an adequate supply of required parts, if these other existing vendors were unable to supply us in a timely manner, or on comparable terms, our business could be materially adversely impacted.

Our reliance on outside suppliers for our kiosk hardware involves several risks, including the following:

•	our suppliers of required parts may cease or interrupt production or otherwise fail to supply us with an adequate supply of required parts for a number of reasons, including contractual disputes with our supplier or adverse financial developments at or affecting the supplier;

•	we have reduced control over the pricing of third party-supplied materials, and our supplier may be unable or unwilling to supply us with required materials on commercially acceptable terms, or at all;

•	we have reduced control over the timely delivery of third party-supplied materials; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

Disruptions in international trade and finance or in transportation also may have a material adverse effect on our business, financial condition and results of operation.  Any significant disruption in our operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. In addition, in the event of a breach of law by a vendor based outside of Mexico or a breach of a contractual obligation that has an adverse effect upon our operations, we may have little or no recourse because all of our vendors’ assets could be located in a foreign country, such as Russia, Italy, Germany, Canada or the People’s Republic of China where it may not be possible to effect service of process and uncertainty exists as to whether the courts in such foreign jurisdiction would recognize or enforce a judgment of a Mexican court obtained against the vendor.

We are subject to the economic risk and business cycles of our merchants and agents and the overall level of consumer spending.

The payment services industry depends heavily on the overall level of consumer spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. Economic factors such as employment levels, business conditions, energy and fuel costs, interest rates, and inflation rate could reduce consumer spending or change consumer purchasing habits. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits. If our merchants make fewer sales of their products and services using our services or consumers spend less money per transaction, we will have fewer transactions to process at lower amounts, resulting in lower revenue. Weakening in the Mexican economy could have a negative impact on our merchants, as well as consumers who purchase products and services using our payment processing systems, which could, in turn, negatively impact our business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our payment processing volume. In addition, these factors could force some of our merchants and/or agents to liquidate their operations or go bankrupt, or could cause our agents to reduce the number of their locations or hours of operation, resulting in reduced transaction volumes. We also have a certain amount of fixed costs, including salaries and rent, which could limit our ability to adjust costs and respond quickly to changes affecting the economy and our business.

We do not control the rates of the fees levied by Qpagos’ agents on consumers.

Qpagos’ agents pay it an agreed fee using a portion of the fees levied by them on consumers. The fee paid to Qpagos by the agent is based on a percentage of the value of each transaction that Qpagos processes or a fixed rate per transaction. However, in most cases the amount of fees levied by an agent on a consumer for each particular transaction is determined by such agent at its own discretion. Qpagos usually does not cap the amount of such fees or otherwise control it. We believe that the fees set by agents are market-driven, and that our interests and Qpagos’ agents’ interests are aligned with a view to maintaining fees at a level that would simultaneously result in our agents’ profitability and customer satisfaction. However, we can provide no assurance that agents will not raise fees to a level that will adversely affect the popularity of our services among consumers. At the same time, if Qpagos is forced to cap customer fees to protect the strength of our brand or otherwise, it may lose a significant number of agents, which would reduce the penetration of our physical distribution network. In limited instances, we have introduced such caps at the request of our merchants. No assurance can be made that this trend will not increase. Material increases in customer fees by our agents or the imposition of caps on the rates of such fees by us could have an adverse effect on the business, financial condition and results of operations.

If consumer confidence in our business deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on consumers’ confidence in our brands, as well as our ability to provide fast, reliable payment services. As a consumer business, the strength of our brand and reputation are of paramount importance to us. A number of factors could adversely affect consumer confidence in our brand, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	any regulatory action or investigation against us;

•	any significant interruption to our systems and operations; and

•	any breach of our security system or any compromises of consumer data.

In addition, we are largely dependent on our agents and, in the future, will be dependent, on franchisees to which we license our products to maintain the reputation of our brand. Despite the measures that we put in place to ensure their compliance with our performance standards, our lack of control over their operations may result in the low quality of service of a particular agent or franchisee being attributed to our brand, negatively affecting our overall reputation. Furthermore, negative publicity surrounding any assertion that our agents and/or merchants are implicated in fraudulent transactions, irrespective of the accuracy of such publicity or its connection with our current operations or business, could harm our reputation. Any event that hurts our brand and reputation among consumers as a reliable payment services provider could have a material adverse effect on our business, financial condition and results of operations.

A decline in the use of cash as a means of payment may result in a decline in the use of our kiosks and terminals.

Substantially all of our operations are in Mexico where a substantial part of the population relies on cash payments rather than credit and debit card payments or electronic banking. We believe that consumers making cash payments are more likely to use our kiosks and terminals than where alternative payment methods are available. As a result, we believe that our profitability depends on the use of cash as a means of payment. There can be no assurance that over time, the prevalence of cash payments in Mexico will not decline as a greater percentage of the population adopts credit and debit card payments and electronic banking. The shift from cash payments to credit and debit card payments and electronic banking could reduce our market share and payment volumes and may have a material adverse effect on our business, financial condition and results of operations.

Our business operations are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our business operations are located substantially in Mexico. While Qpagos recently invested in a company performing similar services in the United States and we may expand our business to new geographic regions, we are and will continue to still be highly concentrated in Mexico. Because to date we derive all of our total revenues from our operations in Mexico and expect to continue to derive a significant portion of our revenue from operations in Mexico for the near future, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in Mexico. Moreover, due to the concentration of our businesses in Mexico, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

We are not currently subject to extensive government regulation; however, we could be subject to extensive government regulation, and there can be no guarantee that new regulations applicable to our business will not be enacted.

Currently our business is not impacted by government regulation; however, we may be subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws and therefore experience periodic investigations by various regulatory authorities in connection with the same, which may sometimes result in monetary or other sanctions being imposed on us. Many of these laws and regulations are constantly evolving, and are often unclear and inconsistent with other applicable laws and regulations making compliance challenging and increasing our related operating costs and legal risks. In particular, there has been increased public attention and heightened legislation and regulations regarding money laundering and terrorist financing. We may have to make significant judgment calls in applying anti-money laundering legislation and risk being found in non-compliance with such laws.

If local authorities in Mexico choose to enforce specific interpretations of the applicable legislation that differ from ours or enact new laws, we may be found to be in violation and subject to penalties or other liabilities. This could also limit our ability in effecting such payments going forward and may increase our cost of doing business.

In addition, there is significant uncertainty regarding future legislation on taxation of electronic payments in Mexico, including the place of taxation. Subsequent legislation and regulation and interpretations thereof, litigation, court rulings, or other events could expose us to increased costs, liability and reputational damage that could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to complete or integrate successfully any potential future acquisitions, partnerships or joint ventures.

From time-to-time, we may evaluate possible acquisition transactions, partnerships or joint ventures, some of which may be material. Potential future acquisitions, partnerships and joint ventures may pose significant risks to our existing operations if they cannot be successfully integrated. These projects would place additional demands on our managerial, operational, financial and other resources, create operational complexity requiring additional personnel and other resources and require enhanced control procedures. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions it may not be possible for us to conduct a detailed investigation of the nature of the assets being acquired due to, for instance, time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. In addition, in connection with any acquisitions, we must comply with various antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our level of indebtedness and could negatively affect our liquidity and restrict our operations. All of the above risks could have a material adverse effect on our business, results of operations, financial condition, and prospects.

As our business develops we will need to implement enhanced compliance processes, procedures and controls with respect to the rules and regulations that apply to our business.

Our success requires significant public confidence in our ability to handle large and growing payment volumes and amounts of consumer funds, as well as comply with applicable regulatory requirements. Any failure to manage consumer funds or to comply with applicable regulatory requirements could result in the imposition of fines, harm our reputation and significantly diminish use of our products. In addition, if we are not in compliance with anti-corruption laws and other laws governing the conduct of business with government entities and/or officials (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and prospects.

If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The payment services industry in which we operate is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of more established market players seeking to expand into these businesses. In order to remain competitive, we continually seek to expand the services we offer and to develop new projects, including, for example, the electronic wallet. These projects carry risks, such as delays in delivery, performance problems and lack of customer acceptance. In our industry, these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to consumers. In addition, if alternative payment mechanisms become widely available, substituting our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Furthermore, we may be unable to recover the costs we have incurred in developing new services. Our development efforts could result in increased costs and we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients, are not able to compete effectively with our competitors’ or do not perform as anticipated. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations could be materially adversely affected.

Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software and telecommunications networks, as well as the data centers that we lease from third parties. We only have one data center in central Mexico that controls our operations and hosts our main equipment. Our systems and operations, or those of our third party providers, could be exposed to damage or interruption from, among other things, fire, flood, natural disaster, power loss, telecommunications failure, vendor failure, unauthorized entry, improper operation and computer viruses. Substantial property and equipment loss, and disruption in operations, as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts to our data center would result in the failure of our computers and kiosks to operate and would, if for an extensive period of time, adversely impact our reputation, brand and future prospects.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We store and/or transmit sensitive data, such as mobile phone numbers, and we have ultimate liability to our consumers for our failure to protect this data. If breaches occur our encryption of data and other protective measures may not prevent unauthorized disclosure of data. Unauthorized disclosure of data or a cybersecurity breach could harm our reputation and deter clients from using electronic payments as well as kiosks and terminals generally and our services specifically, increase our operating expenses in order to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines by state authorities and otherwise materially adversely affect our business, financial condition and results of operations.

Customer complaints or negative publicity about our customer service could affect attractiveness of our services adversely and, as a result, could have an adverse effect on our business, financial condition and results of operations.

Customer complaints or negative publicity about our customer service could diminish consumer confidence in, and the attractiveness of, our services. Breaches of our consumers’ privacy and our security systems could have the same effect. We sometimes take measures to combat risks of fraud and breaches of privacy and security, such as freezing consumer funds, which could damage relations with our consumers. These measures heighten the need for prompt and attentive customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer, and we may lose our customers’ confidence, which could have a material adverse effect on our business, financial condition and results of operations.

Qpagos’ agreements with our agents and our merchants do not include exclusivity clauses and may be terminated unilaterally at any time or upon short notice.

Qpagos normally does not include exclusivity clauses in its agreements with agents or merchants, which is standard in the payment services industry. Accordingly, merchants and agents do not have any restrictions on dealings with other providers and can switch from Qpagos payment processing system to another without significant investment. The termination of contracts with existing agents or merchants or a significant decline in the amount of business we do with them as a result of contracts not having exclusivity clauses could have a material adverse effect on our business, financial condition and results of operations.

Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

Despite measures we have taken and continue to take, our payment system remains susceptible to potentially illegal or improper uses. These may include use of our payment services in connection with fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud and prohibited sales of restricted products. In the past there have been news articles on how organized crime groups have used other payment services to transfer money in the course of illegal transactions.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Our risk management policies and procedures may not be fully effective to identify, monitor and manage these risks. We are not able to monitor in each case the sources for our counterparties’ funds or the ways in which they use them. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition and results of operations. Furthermore, an increase in fraudulent transactions or publicity regarding chargeback disputes could harm our reputation and reduce consumer confidence in the use of our kiosks and electronic wallets.

We are subject to fluctuations in currency exchange rates.

We are exposed to currency risks. Qpagos’ financial statements are expressed in U.S. dollars, while its revenues and expenses are in Mexican pesos. Accordingly, its results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the year ended December 31, 2015 Qpagos incurred a foreign currency loss of ($ 466,920) attributable to the deterioration of the Mexican Peso against the US Dollar. However, during the three months ended March 31, 2016, Qpagos had a foreign currency gain of $30,984.

We may not be able to successfully protect the intellectual property we license and may be subject to infringement claims.

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our proprietary technology. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all of the inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Nevertheless, others, including our competitors, may independently develop similar technology to that licensed by us, duplicate our services or design around our intellectual property. Further, contractual arrangements may not prevent unauthorized disclosure of our confidential information or ensure an adequate remedy in the event of any unauthorized disclosure of our confidential information. Because of the limited protection and enforcement of intellectual property rights in Mexico, our intellectual property rights may not be as protected as they may be in more developed markets such as the United States. We may have to litigate to enforce or determine the scope or enforceability of our intellectual property rights (including trade secrets and know-how), which could be expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection could harm our business and ability to compete and could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Additionally, we do not hold any patents for our business model or our business processes, and we do not currently intend to obtain any such patents in Mexico, the United States or elsewhere.

We may also be subject to costly litigation in the event our services or the technology that we license are claimed to infringe, misappropriate or otherwise violate any third party’s intellectual property or proprietary rights. Such claims could include patent infringement, copyright infringement, trademark infringement, trade secret misappropriation or breach of licenses. We may not be able to successfully defend against such claims, which may result in a limitation on our ability to use the intellectual property subject to these claims and also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. In such circumstances, if we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, in recent years, non-practicing entities have been acquiring patents, making claims of patent infringement and attempting to extract settlements from companies in our industry. Even if we believe that such claims are without merit and successfully defend these claims, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees.

We may use open source software in a manner that could be harmful to our business.

We use open source software in connection with our technology and services. The original developers of the open source code provide no warranties on such code. Moreover, some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. The use of such open source code may ultimately require us to replace certain code used in our products, pay a royalty to use some open source code or discontinue certain products. Any of the above requirements could be harmful to our business, financial condition and operations.

We do not have and may be unable to obtain sufficient insurance to protect ourselves from business risks.

The insurance industry in Mexico is not yet fully developed, and many forms of insurance protection common in more developed countries are not yet fully available or are not available on comparable or commercially acceptable terms. Accordingly, while we hold certain mandatory types of insurance policies, we do not currently maintain insurance coverage for business interruption, property damage or loss of key management personnel, as we have been unable to obtain these on commercially acceptable terms. We do not hold insurance policies to cover for any losses resulting from counterparty and credit risks or fraudulent transactions. We also do not generally maintain separate funds or otherwise set aside reserves for most types of business-related risks. Accordingly, our lack of insurance coverage or reserves with respect to business-related risks may expose us to substantial losses, which could materially adversely affect our business, financial condition and results of operations.

In a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified personnel is critical to our success and growth.

Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide ranging set of expertise and intellectual capital. In order for us to compete and grow successfully, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our capital needs. This is particularly true with respect to qualified and experienced software engineers and IT staff, who are highly sought after and are not in sufficient supply in Mexico. The market for such personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to replace effectively current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we have raised an aggregate of $6,190,187 from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 in order to implement our current business plan. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease its operations, which could result in the loss to investors of their investment in our securities.

The substantial share ownership position of ten of our largest stockholders may limit your ability to influence corporate matters.

As of the date of this Report, 12 stockholders own 40,070,199 shares of our Common Stock, representing approximately 72.9% of the voting power of our issued share capital. As a result of this concentration of share ownership, the twelve stockholders have sole discretion over certain matters submitted to our stockholders for approval that require a simple majority vote and has significant voting power on all matters submitted to our stockholders for approval that require a qualified majority vote, including the power to veto them. This concentration of ownership could delay, deter or prevent a change of control or other business combination, which could negatively impact the value of our shares. The interests of these twelve stockholders may not always coincide with the interests of our other stockholders.

Certain of our officers may have a conflict of interest.

Certain of our officers are currently working for our company on a part-time basis. One such officer also works at other jobs and has discretion to decide what time he devotes to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

Risks Relating to Doing Business in Mexico

Emerging markets, such as Mexico, are subject to greater risks than more developed markets, including significant legal, economic and political risks.

Investors in emerging markets, such as Mexico, should be aware that these markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved, and investors are urged to consult with their own legal and financial advisors before making an investment in our securities.

Mexican federal governmental policies or regulations, as well as economic, political and social developments in Mexico, could adversely affect our business, financial condition, results of operations and prospects.

Substantially all of our assets and operations are located in Mexico. As a result, we are subject to political, legal and regulatory risks specific to Mexico, which can have a significant impact on our business, results of operations and financial condition. The Mexican federal government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican federal governmental actions, fiscal and monetary policy could have an impact on Mexican private sector entities, including our company, and on market conditions. We cannot predict the impact that political conditions will have on the Mexican economy. Furthermore, our business, financial condition, results of operations and prospects may be affected by currency fluctuations, price instability, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico, over which we have no control. We cannot assure potential investors that changes in Mexican federal governmental policies will not adversely affect our business, financial condition, results of operations and prospects. Mexico has recently experienced periods of violence and crime due to the activities of drug cartels. In response, the Mexican government has implemented various security measures and has strengthened its police and military forces. Despite these efforts, drug-related crime continues to exist in Mexico. These activities, their possible escalation and the violence associated with them may have a negative impact on the Mexican economy or on our operations in the future. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risks of doing business internationally.

We currently offer our services in Mexico and therefore our business is subject to risks associated with doing business internationally, including:

•	trade restrictions and changes in tariffs;

•	the impact of business cycles and downturns in economies outside of the United States;

•	unexpected changes in regulatory requirements that may limit its ability to export its products or sell into particular jurisdictions;

•	import and export license requirements and restrictions;

•	difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	disruptions in international transport or delivery;

•	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	difficulties in enforcing agreements through non-U.S. legal systems;

•	longer payment cycles and difficulties in collecting receivables; and

•	potentially adverse tax consequences.

If any of these risks materialize, our operations could suffer.

Risks Relating to our Securities

There is currently a limited public trading market for our common stock and one may never develop.

There currently is a limited public trading market for our securities, and it is not assured that any such public market will develop in the foreseeable future. While this is true of any small cap company, the fact that one of our services are provided solely in Mexico, may make the path to a listing on an exchange or actively traded in the over-the-counter market more problematic. Moreover, there can be no assurance that even if our common stock is approved for listing on an exchange or is quoted in the over-the-counter market in the future, that an active trading market will develop or be sustained. Therefore, we cannot predict the prices at which our common stock will trade in the future, if at all. As a result, our investors may have limited or no ability to liquidate their investments.

Trading in our common stock is conducted on the OTC Pink Markets, as we currently do not meet the initial listing criteria for any registered securities exchange.  The OTCBB and OTC Markets are less recognized markets than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  If a public market for our common stock does develop, these factors could

The market price of our common stock may be highly volatile and such volatility could cause you to lose some or all of your investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory, and enforcement frameworks impacting our services;

●	variations in our and our competitors’ results of operations;

●	fluctuations in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	the results of intellectual property lawsuits;

●	future issuances of common stock or other securities;

●	the addition or departure of key personnel; and

●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market has recently experienced extreme price and volume fluctuations. The volatility of our common stock could be further exacerbated due to low trading volume. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of our investors’ investment.

Some or all of the “restricted” shares of our common stock held by our stockholders, including, but not limited to, shares issued in connection with: (i) our incorporation in 2013 and (ii) our 2015 private placements may be offered from time to time in the open market pursuant to an effective registration statement under the Securities Act, or without registration pursuant to Rule 144 promulgated thereunder, and these sales may have a depressive effect on the market price of our common stock.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get their money back.

If applicable, the penny stock rules may make it difficult for stockholders to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, stockholders may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

Because we became public by means of a reverse Merger, we may not be able to attract the attention of brokerage firms.

Additional risks may exist because we became public through a “Reverse Merger.” Securities analysts of brokerage firms may not provide coverage of our company since there is little incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002.  The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. If we do not provide current information about our company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our investors’ ownership may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the warrants, will dilute an investor’s investment in the Company.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this Current Report, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 70.2% of our outstanding voting securities as of the date hereof. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

We only have three directors. Because of such limited number of directors, each of our board members had significant control over all corporate issues. In addition, two of our three directors also held officer positions in Qpagos. The third director is the manager of an entity that provides consulting services to us. We could not establish board committees comprised of independent members, and we did not have an audit or compensation committee comprised of independent directors. Our three directors performed these functions, despite not all being independent directors. Thus, there was potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and Qpagos performance.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have historically operated as a private company and the number and qualifications of our finance and accounting staff have not been consistent with those of a public company. We have identified material weaknesses in our internal controls with respect to our segregation of duties and review and accounting of certain complex transactions.

We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we: (i) have retained a part-time Chief Financial Officer to segregate the duties of Chief Executive Officer and Chief Financial Officer; (ii) are in the process of establishing a review process for key aspects of our financial reporting process, including the accounting for complex transactions; and (iii) will seek to establish better operating controls and involve our board of directors in our internal controls process, which will involve establishing formal procedures to communicate deficiencies in internal controls on a timely basis, and encourage our board of directors to more actively participate in guiding management as it relates to internal controls matters. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. Regardless, following the completion of this offering we will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

Investors in our Common Stock may have limited recourse against us, our directors and executive officers because we conduct our operations outside the United States and our current directors and executive officers reside outside the United States.

Our presence outside the United States may limit investors’ legal recourse against us. Our operating subsidiaries are incorporated under the laws of Mexico and all of our current directors and senior officers reside outside the United States, principally in Mexico. Substantially all of our assets and the assets of our current directors and executive officers are located outside the United States, principally in Mexico. As a result, investors may not be able to effect service of process within the United States upon our company or its directors and executive officers or to enforce U.S. court judgments obtained against our company or its directors and executive officers in Mexico or other jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

We do not expect to pay dividends on our Common Stock in the foreseeable future.

We do not expect to pay dividends on our Common Stock for the foreseeable future, and we may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if a trading market develops, and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit, neither of which we can guarantee will ever take place. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, and growth plans.

We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, is comprised of two executive officers and one other director, and absent an independent compensation committee currently determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with its financial performance.

Limitations on director and officer liability and indemnification of our officers and directors by it may discourage stockholders from bringing suit against an officer or director.

Our certificate of incorporation and by-laws provide, with certain exceptions as permitted by Nevada law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, unless the director or officer committed both a breach of fiduciary duty and such breach was accompanied by intentional misconduct, fraud or knowing violation of law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense in an action brought against them in their capacity as such, we may be required to spend significant amounts of our capital. Our certificate of incorporation and by-laws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2016

None.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and I5d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QPAGOS

Date: June 17, 2016	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: June 17, 2016	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)

