Form 10-Q
period 2016-06-30
QPAGOS
filed 2016-08-18
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-192877

QPAGOS

(Exact name of registrant as specified in its charter)

Nevada	33-1230229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Paseo del la Reforma 404 Piso 15 PH
Col. Juarez, Del. Cuauhtemoc
Mexico, D.F. C.P. 06600

(Address of principal executive offices including zip code)

+52 (55)-110-110

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒ * (Note: Prior to June 9, 2016, the registrant was a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has voluntarily filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date:55,264,000 shares of common stock, $.0001 par value per share, as of August 18, 2016.

QPAGOS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS.

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

June 30, 2016

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash	$135,060	$833,612
Accounts receivable	387,667	242,075
Inventory	508,441	668,567
Recoverable IVA taxes and credits	286,282	412,143
Other current assets	1,667	20,509
Total Current Assets	1,319,117	2,176,906

Non-Current Assets
Plant and equipment, net	53,800	70,537
Intangibles, net	189,917	211,417
Investment	3,000	-
Other assets	12,131	11,712
Total Non-Current Assets	258,848	293,666
Total Assets	$1,577,965	$2,470,572

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$142,185	$41,372
Notes payable	109,307	103,320
IVA and other taxes payable	23,727	181,946
Advances from customers	110,468	1,986
Total Current Liabilities	385,687	328,624

Total Liabilities	385,687	328,624

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,254,000 and 49,809,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	5,526	4,981
Additional paid-in-capital	8,134,541	5,733,811
Accumulated deficit	(7,463,276)	(4,019,428)
Accumulated other comprehensive income	515,487	422,584
Total stockholder's equity - controlling interest	1,192,278	2,141,948
Non-controlling interest	-	-
Total Stockholders' Equity	1,192,278	2,141,948
Total Liabilities and Stockholders' Equity	$1,577,965	$2,470,572

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net Revenue	$945,457	$159,465	$1,832,947	$235,464

Cost of Goods Sold	925,763	150,970	1,799,931	222,131

Gross Profit	19,694	8,495	33,016	13,333

General and administrative	615,936	363,647	3,309,638	793,371
Depreciation and amortization	19,345	8,479	38,690	16,920
Total Expense	635,281	372,126	3,348,328	810,291
Loss from Operations	(615,587)	(363,631)	(3,315,312)	(796,958)

Other expense	(3,912)	(2,510)	(7,709)	(4,160)
Interest expense, net	(2,992)	-	(5,984)	-
Foreign currency loss	(145,827)	(172,884)	(114,843)	(213,189)
Loss before Provision for Income Taxes	(768,318)	(539,025)	(3,443,848)	(1,014,307)

Provision for Income Taxes	-	-	-	-

Net Loss	(768,318)	(539,025)	(3,443,848)	(1,014,307)

Net loss attributable to non-controlling interest	-	-	-	-

Net Loss Attributable to Controlling Interest	$(768,318)	$(539,025)	$(3,443,848)	$(1,014,307)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	50,889,663	26,320,715	49,426,543	18,177,412

Other Comprehensive Loss
Foreign currency translation adjustment	50,525	47,422	92,903	106,460

Total Comprehensive loss	(717,793)	(491,603)	(3,350,945)	(907,847)

Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive Loss Attributable to Controlling Interest	$(717,793)	$(491,603)	$(3,350,945)	$(907,847)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO JUNE 30, 2016

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of January 1, 2016	49,809,000	$4,981	$5,733,811	$(4,019,428)	$422,584	$2,141,948	$-	$2,141,948

Equity based compensation	-	-	144,000	-	-	144,000	-	144,000

Shares issued for services	5,145,000	515	2,031,760	-	-	2,032,275	-	2,032,275

Shares issued for cash	300,000	30	224,970	-	-	225,000	-	225,000

Translation adjustment	-	-	-	-	92,903	92,903	-	92,903

Net loss for the six months ended June 30, 2016	-	-	-	(3,443,848)	-	(3,443,848)	-	(3,443,848)

Balance as of June 30, 2016	55,254,000	$5,526	$8,134,541	$(7,463,276)	$515,487	$1,192,278	$-	$1,192,278

See notes to unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(3,443,848)	$(1,014,308)
Less: loss attributable to non-controlling interest	-	-
Net loss	(3,443,848)	(1,014,308)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,190	16,920
Amortization expense	21,500	-
Equity based compensation charge	144,000	-
Shares issued for services	2,032,274	-
Non- cash investment in affiliates	(3,000)	-
Changes in Assets and Liabilities
Accounts receivable	(145,592)	(57,754)
Inventory	160,126	85,558
Recoverable IVA taxes and credits	125,861	(144,061)
Other current assets	24,872	48,479
Other assets	(419)	(5,038)
Accounts payable and accrued expenses	94,783	23,556
IVA and other taxes payable	(158,219)	36,743
Advances from customers	108,482	26,866
Interest accruals	5,987	-
CASH USED IN OPERATING ACTIVITIES	(1,016,003)	(983,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453)	(1,819)
NET CASH USED IN INVESTING ACTIVITIES	(453)	(1,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	225,000	-
Proceeds from loans payable	-	719,962
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	719,962

Effect of exchange rate changes on cash and cash equivalents	92,903	106,460

NET DECREASE IN CASH	(698,552)	(158,437)
CASH AT BEGINNING OF PERIOD	833,612	173,828
CASH AT END OF PERIOD	$135,060	$15,391

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, Asiya Pearls, Inc., a Nevada corporation (“Asiya”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of Asiya (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of Asiya’s common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, Asiya assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current Asiya stockholder of 5,000,000 shares of Common Stock agreed to return to Asiya 4,975,000 shares of Common Stock held by such holder to Asiya and the then-current Asiya stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of Asiya retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of Asiya common stock which represented approximately 91% of the outstanding Common Stock.

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

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for two 99.99% owned operating subsidiaries, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. Each of these entities were incorporated in November 2013 in Mexico.

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

QPAGOS, through its indirect subsidiaries QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., provides physical and virtual payment services to the Mexican market. The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. The Company helps consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, the Company’s licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of Qpagos Corporation included in the current report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2016.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued

e)	Risks and Uncertainties

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

The Company’s operations are carried out in Mexico. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Mexico and by the general state of that economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

f)	Recent Accounting Pronouncements

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

g)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2015, the Company had cash balances in the United States, which exceeded the federally insured limits by $531,238. At June 30, 2016, cash balances in the United States did not exceed the federally insured limit.

h)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at June 30, 2016.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

i)	Inventory

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

j)	Revenue Recognition

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $7,463,276 as of June 30, 2016 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

4	ACQUISITION

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation entered into the Merger Agreement with Qpagos Corporation and Merger Sub.  Pursuant to the Merger Agreement, on May 12, 2016, the Merger was consummated and Qpagos Corporation continuing as the surviving corporation of the Merger.

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

On February 11, 2016, the Company entered into a consulting agreement with a newly formed Delaware corporation, Yogipay Corporation (“Yogipay”), in terms of the consulting agreement the Company will provide access to its considerable expertise in the payments services business to Yogipay in exchange for 3,000,000 shares of the newly formed entity which represents a 15% ownership interest in Yogipay at the date of entering into the agreement. The shares were valued at $3,000 at the date of the agreement and approximates it fair value at June 30, 2016. The investment is accounted for under the cost method of accounting.

6	INVENTORY

Inventory consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Kiosks and accessories	$508,441	$668,567
	$508,441	$668,567

7	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Computer equipment	$108,383	$107,929
Office equipment	14,712	14,712
Leasehold improvement	12,375	12,375
Total cost	135,470	135,016
Less: accumulated depreciation and amortization	(81,670)	(64,479)
Plant and equipment, net	$53,800	$70,537

Depreciation expense totaled $17,190 and $16,920 for the six months ended June 30, 2016 and 2015, respectively.

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

Intangibles consisted of the following as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(25,083)	(3,583)
Intangibles, net	$189,917	$211,417

Amortization expense was $21,500 and $0 for the six months ended June 30, 2016 and 2015, respectively.

9	NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2016 and December 31, 2015, respectively:

Description	Interest Rate	Maturity	June 30, 2016	December 31, 2015

YP Holdings LLC
Principal	12%	December 31, 2015	100,000	100,000
Accrued interest			9,307	3,320

Total Short term notes payable			$109,307	$103,320

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC, pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest was due on December 31, 2015. The loan bears interest at a rate of 12%. The debt remains outstanding as of the date of this report and is expected to be settled during the current year.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and issued and has outstanding 55,254,000 shares of common stock as of June 30, 2016.

The following common shares were issued by the Company during the six months ended June 30, 2016:

i.	On February 16, 2016, the Company entered into consulting agreements with Gibbs Investment Holdings, Gibbs International, Eurosa, Inc. and Robert Skaff, in terms of which the parties have provided consulting services to the Company and continue to provide such services and were issued a total of 2,572,500 common shares of Qpagos Corporation, which were subsequently converted to 5,145,000 shares of the Company.

ii.	During May and June 2016, in terms of a subscription agreement entered into, the Company issued 300,000 shares to a shareholder for gross proceeds of $225,000.

iii.	Restricted stock awards

(a)	An aggregate of 2,880,000 shares of restricted common stock post-Merger (1,440,000 pre the merger agreement) were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and vest October 29, 2016. These restricted shares were valued at the closing price of the common stock on October 19, 2015.

(b)	An aggregate of 1,440,000 shares of restricted common stock post-Merger, (720,000 pre-Merger) were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and vest October 29, 2016. These restricted shares were valued at the closing price of the common stock on October 19, 2015.

The restricted stock granted and exercisable at June 30, 2016 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.20	2,880,000	$0.20	-	$-
$0.20	1,440,000	$0.20	-	$-
	4,320,000	$0.20	-	$-

The Company has recorded an expense of $144,000 and $0 for the six months ended June 30, 2016 and 2015, respectively, relating to the restricted stock awards. There will be no further expense, related to these restricted shares.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

b)	Warrants

In connection with the Merger, outstanding Qpagos Corporation warrants were assumed by QPAGOS and converted to QPAGOS warrants the QPAGOS warrants are each exercisable for two shares of Common Stock.

During the period June 2015 to December 2015, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 2,392,000 pre-Merger common units of Qpagos Corporation at a price of $1.25 per unit, each unit consisting of one share of Common Stock and a five-year warrant exercisable for one share of common stock of Qpagos Corporation at an exercise price of $1.25 per share. Upon consummation of the Merger, the warrants are exercisable for 4,784,000 shares of Common Stock at an exercise price of $0.625

The placement agent was also issued, in terms of a placement agent agreement, five year warrants to purchase 358,800 pre-Merger units at $1.25 per unit of Qpagos Corporation, each consisting of one share of common stock of Qpagos Corporation and one five-year warrant exercisable for a total of 358,800 pre-Merger shares of common stock of Qpagos Corporation at an exercise price of $0.625 per share. Upon consummation of the Merger, the warrants are exercisable for 717,600 units at $0.625 per unit of QPAGOS, each unit consisting of one share of common stock and one five-year warrant exercisable for a total of 717,600 shares of QPAGOS Common Stock at an exercise price of $0.625 per share.

The warrants outstanding and exercisable at June 30, 2016 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years

$0.625	6,219,200	4.26	$0.625	6,219,200	$0.625	4.26

The warrants outstanding have an intrinsic value of $0 and $0 as of June 30, 2016 and December 31, 2015, respectively.

c)	Reverse merger transaction

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation entered into the Merger Agreement with QPAGOS Corporation and Merger Sub.  Pursuant to the Merger Agreement, on May 12, 2016, the Merger was consummated and Qpagos Corporation and Merger Sub merged with Qpagos Corporation continuing as the surviving corporation of the Merger.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Restricted stock awards	$144,000	$-
Stock issued for services rendered	2,032,274	-
	$2,176,274	$-

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2016 and 2015, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Six Months Ended June 30, 2016 (Shares)	Six Months Ended June 30, 2015 (Shares)

Restricted stock awards – unvested	4,320,000	4,320,000
Warrants to purchase shares of common stock	6,219,200	-
	10,539,200	4,320,000

13	COMMITMENTS AND CONTINGENCIES

Qpagos Corporation operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 15, 2016. The monthly rental expense, including maintenance expenditure is $2,729.

The future minimum lease installments under this agreement as of June 30, 2016 is approximately $16,371.

14	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Qpagos Corporation’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Current Report on Form 8-K filed with the SEC on May 12, 2016. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos Corporation.

For information regarding the financial results of QPAGOS (formerly known as Asiya Pearls, Inc.), you should refer to Asiya’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and its Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016. As a result of the Merger that was consummated on May 12, 2016, the Company changed its fiscal year end to December 31 and filed a transitions report on June 17, 2016 on form 10-Q for the period ended March 31, 2016. The Merger was treated as a reverse acquisition for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while Asiya Pearls, Inc. was treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in the Company’s financial statements filed with the SEC are those of Qpagos Corporation and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation. Accordingly, for clarity and continuity, we are presenting the historical financial statements for Qpagos Corporation for the periods presented. The financial statements presented in the Current Report on Form 8-K filed on May 12, 2016, the Transition Report on Form 10-Q filed on June 17, 2016 and this Quarterly Report on form 10-Q for the quarter ended June 30, 2016 are those of Qpagos Corporation and therefore, a review of the financial statements in our Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016 may not be meaningful on a quantitative or qualitative basis.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 107 million mobile subscribers in Mexico, 88% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and have expanded our service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the second quarter of 2016 our platform had integrated 160 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the twelve months ended December 31, 2015 and for the six months ended June 30, 2016, Qpagos Corporation generated net revenues of $1,510,369 and $1,832,947, respectively, from our operations in Mexico. Our primary source of revenue are fees. Qpagos Corporation receives for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk rentals and sales. Qpagos Corporation currently has in excess of 160 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of August 1, 2016, we have deployed over 292 kiosks and terminals, and we service an additional 413 kiosks of an independent distributor. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

In addition, we have developed an electronic wallet which should enable consumers to hold balances in its kiosks for future use or to receive change. Launched in the first quarter of 2016 customers can now use cash and/or stored value in order to pay for goods and services across physical or virtual environments interchangeably. Also in the first quarter of 2016, we launched our mobile app by which smart phone users can now access the exact menu of services available in our kiosks and make payments from the convenience of their phones. Cash is uploaded to the electronic wallet app via kiosks.

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

Management Discussion and Analysis of financial condition

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements as of June 30, 2016 and 2015, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires QPAGOS to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

Net revenue

Net revenues were $945,457 and $159,465 for the three months ended June 30, 2016 and 2015 respectively, an increase of $785,992 or 492.9%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 17,113,061 from MXN 2,445,491 for the three months ended June 30, 2016 and 2015, respectively, an increase of MXN 14,667,570 or 599.9%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold from MX 1,174,905 for the three months ended June 30, 2015 to MXN 12,654,366 for the three months ended June 30, 2016 the increased deployment of kiosks during the current period, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.3356 to $18.1003 or 18.0%, which results in a lower revenue growth in US $ terms of $170,447.

Cost of goods sold

Cost of goods sold was $925,763 and $150,970 for the three months ended June 30, 2016 and 2015, respectively, an increase of $774,793 or 513.2%. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 16,756,580 from MXN 2,315,222 for the three months ended June 30, 2016 and 2015, respectively, an increase of MXN 14,441,358 or 623.8%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.3356 to $18.1003 or 18.0%, which results in a lower cost of sales in US $ terms of approximately $170,447.

Gross profit

Gross profit was $19,694 and $8,495 for the three months ended June 30, 2016 and 2015, respectively, an increase in profit of $11,199 or 131.8%. The decrease in gross profit as a percentage of revenue to 2.1% from 5.3% for the three months ended June 30, 2016 and 2015, respectively is primarily due to aggressive pricing, predominantly of airtime, to increase our market penetration.

Total expenses

Total expenses were $635,281 and $372,126 for the three months ended June 30, 2016 and 2015, respectively, an increase of $263,155 or 70.7%.

Total expenses consisted primarily of the following:

•	General and administrative expenditure was $615,936 and $363,647 for the three months ended June 30, 2016 and 2015, respectively, an increase of $252,289 or 69.4%. QPAGOS has operations in Mexico and a US holding company presence which incurs some expenditure.
▪	The general and administrative expenditure in Mexico was $323,985 and $363,647 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $39,662 or 10.9%, of this decrease, of which $58,408 can be attributed to foreign currency movements. The expenses in Mexican Pesos increased to MXN 5,864,219 from MXN 5,576,753 for the three months ended June 30, 2016 and 2015, respectively, an increase of MXN 287,466 or 5.2%. The increase is primarily due to:

o	An increase in payroll expenses of approximately MXN 384,589 as our headcount grew to support the growth and anticipated growth in revenues.
o	An overall reduction in minor overhead expenses.

▪	The general and administrative expenditure in the US was $291,951 and $0 for the three months ended June 30, 2016 and 2015 respectively, there was no US infrastructure in the prior year. The US expenditures are primarily due to:
o	Audit fees of $57,000 relating to the audit for the year ended December 31, 2015 and 2014.
o	Legal fees of $40,889 related to the reverse merger of the Company
o	Consulting fees of $99,299 related to our information technology.
o	Restricted stock awards of $36,000 related to the value of restricted stock issued to management in the prior year which was fully vested on April 30, 2016.

•	Depreciation and amortization was $19,345 and $8,479 for the three months ended June 30, 2016 and 2015, respectively, an increase of $10,866 or 128.2%, the increase is primarily due to the amortization of the software license agreements entered into which have an estimated useful life of 5 years.

Other expense

Other expense was $3,912 and $2,510 for the three months ended June 30, 2016 and 2015, respectively. Other expense consists of lease payments paid to store owners for placement of kiosks in their premises in the current year.

Interest expense, net

Interest expense of $2,992 during the three months ended June 30, 2016 consists primarily of interest on a loan due to YP Holdings. This loan with a principal balance of $100,000 remains outstanding and earns interest at 12% per annum.

Foreign currency loss

The foreign currency loss was $145,827 and $172,884 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $27,057. The decrease is primarily due to the conversion of US Dollar denominated loans in the prior year into equity prior to the current quarter. We continue to experience foreign currency losses on other US$ denominated liabilities, such as intercompany balances due to the strengthening of the US $ exchange rate from an average of $15.3356 for the quarter ended June 30, 2015 to $18.1003 for the quarter ended June 30, 2016, a strengthening of 18%.

Net loss

We incurred a net loss of $768,318 and $539,026, for the three months ended June 30, 2016 and 2015, respectively, an increase of $229,292 or approximately 42.5%, primarily due to the increased operating expenses discussed above.

Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

Net revenue

Net revenues were $1,832,947 and $235,464 for the six months ended June 30, 2016 and 2015 respectively, an increase of $1,597,483 or 678.4%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 33,105,271 from MXN 3,602,380 for the six months ended June 30, 2016 and 2015, respectively, an increase of MXN 29,502,891 or 818.9%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold from MXN 1,705,128 in the six months ended June 30, 2015 to MXN 23,003,497 in the six months ended June 30, 2016 the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2791 to $18.0600 or 18.2%, which results in a lower revenue growth in US $ terms of $333,756.

Cost of goods sold

Cost of goods sold was $1,799,931 and $222,131 for the six months ended June 30, 2016 and 2015, respectively, an increase of $1,577,800 or 710.3%. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 32,508,738 from MXN 3,398,462 for the six months ended June 30, 2016 and 2015, respectively, an increase of MXN 29,110,276 or 856.6%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2791 to $18.0600 or 18.2%, which results in a lower cost of sales in US $ terms of approximately $327,730.

Gross profit

Gross profit was $33,016 and $13,333 for the six months ended June 30, 2016 and 2015, respectively, an increase in profit of $19,683 or 147.6%. The decrease in gross profit to 1.8% from 5.7% for the six months ended June 30, 2016 and 2015, respectively is primarily due to aggressive pricing, predominantly of airtime, to increase our market penetration.

Total expenses

Total expenses were $3,348,328 and $810,291 for the six months ended June 30, 2016 and 2015, respectively, an increase of $2,538,037 or 313.2%.

Total expenses consisted primarily of the following:

•	General and administrative expenditure was $3,309,638 and $793,371 for the six months ended June 30, 2016 and 2015, respectively, an increase of $2,516,267 or 317.2%. Qpagos has operations in Mexico and a US holding company presence which incurs some expenditure.
▪	The general and administrative expenditure in Mexico was $682,203 and $793,371 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $111,168 or 14.0%, of this decrease, $124,073 relates to foreign currency movements. The expenses in Mexican Pesos increased to MXN 12,319,167 from MXN 12,118,220 for the six months ended June 30, 2016 and 2015, respectively, an increase of MXN 200,947 or 1.7%. The increase is primarily due to:
o	a reduction in importation expenses of approximately MXN 150,717 primarily due to the timing of shipments of kiosks and accessories;

o	offset by an increase in payroll expenses of approximately MXN 264,320 as our headcount grows to support the growth and anticipated growth in revenues.

▪	The general and administrative expenditure in the US was $2,627,436 and $0 for the six months ended June 30, 2016 and 2015 respectively, there were no US infrastructure in the prior year. The increase is primarily due to:
o	Consulting fees expensed of $2,032,275 relating to consulting agreements entered into with various parties to assist us in developing the Mexican market, these consulting fees were settled by the issue of 2,572,500 shares of common stock of Qpagos Corporation which were exchanged for 5,145,000 shares of our Common Stock upon consummation of the reverse merger.
o	Executive salaries and consulting fees related to our information technology of $99,299.
o	Audit fees of $57,000 relating to the audit for the year ended December 31, 2015 and 2014.
o	Restricted stock awards of $144,000 related to the value of restricted stock issued to management in the prior year which will be fully vested on April 30, 2016.

•	Depreciation and amortization was $38,690 and $16,920 for the six months ended June 30, 2016 and 2015, respectively, an increase of $21,770 or 128.7%, the increase is primarily due to the amortization of the license agreements entered into which have an estimated useful life of 5 years.

Other expense

Other expense was $7,709 and $4,160 for the six months ended June 30, 2016 and 2015, respectively. Other expense consists of lease payments paid to store owners for placement of kiosks in their premises in the current year.

Interest expense, net

Interest expense of $5,984 during the six months ended June 30, 2016 consists primarily of interest on a loan due to YP Holdings. This loan with a principal balance of $100,000 remains outstanding and earns interest at 12% per annum.

Foreign currency loss

The foreign currency loss was $114,843 and loss of $213,189 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $98,346. The decrease is primarily due to the conversion of US Dollar denominated loans in the prior year into equity prior to the current quarter. The Company continues to experience foreign currency losses on other US$ denominated liabilities, such as intercompany balances due to the strengthening of the US $ exchange rate from an average of $15.2791 for the six months ended June 30, 2015 to $18.0600 for the six months ended June 30, 2016, a strengthening of 18.2%.

Net loss

We incurred a net loss of $3,443,848 and $1,014,307, for the six months ended June 30, 2016 and 2015, respectively, an increase of $2,429,541 or approximately 239.5%, and which consist of the various items discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $7,463,276 through June 30, 2016 and incurred negative cash flow from operations of $1,016,003 for the six months ended June 30, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy or to take advantage of opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

At June 30, 2016, we had cash of $135,060 and a working capital of $933,430. We believe that the current cash balances together with revenue anticipated to be generated from operations will be sufficient to meet our current working capital needs.

We utilized $1,016,003 and $983,039 of cash in operating activities for the six months ended June 30, 2016 and 2015, respectively, an increase of $32,964 or 3.4%. The increase was primarily due to an increase in operating expenditure of $234,496 offset by a decrease in working capital expenditure of $201,532.

We had minimal investment in property and equipment of $453 and $1,819 for the six months ended June 30, 2016 and 2015.

We funded our operations by utilizing our cash balances and raising an additional $225,000 by the issue of common securities to certain investors in a private placement.

We have minimal commitments which include a lease of premises, with a future commitment of $16,371 for the year ending December 31, 2016.

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

Amount

2016	$10,100
2017	20,100
2018	20,100
2019	20,100
2020 and thereafter	107,167
$177,567

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2016 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. In addition to the risks related to our business set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described below before investing in us. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to our Business

Risks Relating to Our Business and Industry

We have had limited operations to date.

Qpagos’ Corporation’s subsidiaries were incorporated in November 2013 and began deploying kiosks in Mexico in November 2014. As such, we have a very limited operating history. We have yet to demonstrate our ability to overcome the risks frequently encountered in the payment services industry and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. There can be no assurance that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

The condensed consolidated financial statements of QPAGOS have been prepared assuming that it will continue as a going concern.

QPAGOS’ operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about its ability to continue as a going concern.  The condensed consolidated financial statements of QPAGOS for the three months and six months ended June 30, 2016 do not include any adjustments that might result from the outcome of this uncertainty.  If we or Qpagos Corporation cannot raise adequate capital on acceptable terms or generate sufficient revenue from operations, we and Qpagos Corporation will need to revise our business plans.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the six months ended June 30, 2016 and for the years ended December 31, 2015, we incurred a net loss of $3.4 million and $2.5 million, respectively. We have an accumulated deficit of $7.5 million through June 30, 2016. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We have conducted our own research into the markets for our services; however, because we are a new entrant into the market, we cannot guarantee market acceptance of our services and have somewhat limited information on which to estimate our anticipated level of sales. Our services require consumers and service providers to adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers the demand for our products will be reduced.

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

We do not control the rates of the fees levied by Qpagos Corporation’s agents on consumers.

Qpagos Corporation’s agents pay it an agreed fee using a portion of the fees levied by them on consumers. The fee paid to Qpagos Corporation by the agent is based on a percentage of the value of each transaction that Qpagos Corporation’s processes or a fixed rate per transaction. However, in most cases the amount of fees levied by an agent on a consumer for each particular transaction is determined by such agent at its own discretion. Qpagos Corporation usually does not cap the amount of such fees or otherwise control it. We believe that the fees set by agents are market-driven, and that our interests and Qpagos Corporation’s agents’ interests are aligned with a view to maintaining fees at a level that would simultaneously result in our agents’ profitability and customer satisfaction. However, we can provide no assurance that agents will not raise fees to a level that will adversely affect the popularity of our services among consumers. At the same time, if Qpagos Corporation is forced to cap customer fees to protect the strength of our brand or otherwise, it may lose a significant number of agents, which would reduce the penetration of our physical distribution network. In limited instances, we have introduced such caps at the request of our merchants. No assurance can be made that this trend will not increase. Material increases in customer fees by our agents or the imposition of caps on the rates of such fees by us could have an adverse effect on the business, financial condition and results of operations.

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

Our business operations are located substantially in Mexico. While Qpagos Corporation recently invested in a company performing similar services in the United States and we may expand our business to new geographic regions, we are and will continue to still be highly concentrated in Mexico. Because to date we derive all of our total revenues from our operations in Mexico and expect to continue to derive a significant portion of our revenue from operations in Mexico for the near future, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in Mexico. Moreover, due to the concentration of our businesses in Mexico, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

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

Qpagos Corporation’s agreements with our agents and our merchants do not include exclusivity clauses and may be terminated unilaterally at any time or upon short notice.

Qpagos Corporation normally does not include exclusivity clauses in its agreements with agents or merchants, which is standard in the payment services industry. Accordingly, merchants and agents do not have any restrictions on dealings with other providers and can switch from Qpagos Corporation’s payment processing system to another without significant investment. The termination of contracts with existing agents or merchants or a significant decline in the amount of business we do with them as a result of contracts not having exclusivity clauses could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to currency risks. Our financial statements are expressed in U.S. dollars, while its revenues and expenses are in Mexican pesos. Accordingly, its results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the year ended December 31, 2015, we incurred a foreign currency loss of ($ 466,920) attributable to the deterioration of the Mexican Peso against the US Dollar. However, during the six months ended June 30, 2016, we had a foreign currency loss of $(114,843).

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

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we have raised an aggregate of $6,500,187 from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 in order to implement our current business plan. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease its operations, which could result in the loss to investors of their investment in our securities.

The substantial share ownership position of ten of our largest stockholders may limit your ability to influence corporate matters.

As of the date of this Quarterly Report, 10 stockholders own 32,080,199 shares of our Common Stock, representing approximately 58% of the voting power of our issued share capital. As a result of this concentration of share ownership, the 10 stockholders have sole discretion over certain matters submitted to our stockholders for approval that require a simple majority vote and has significant voting power on all matters submitted to our stockholders for approval that require a qualified majority vote, including the power to veto them. This concentration of ownership could delay, deter or prevent a change of control or other business combination, which could negatively impact the value of our shares. The interests of these 10 stockholders may not always coincide with the interests of our other stockholders.

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

Trading in our common stock is conducted on the OTCQB, as we currently do not meet the initial listing criteria for any registered securities exchange.  The OTCQB and OTC Markets are less recognized markets than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  If a public market for our common stock does develop, these factors could

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

As of the date of this Quarterly Report on Form 10-Q, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 71% of our outstanding voting securities as of the date hereof. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

We only have three directors. Because of such limited number of directors, each of our board members had significant control over all corporate issues. In addition, two of our three directors also held officer positions in Qpagos Corporation. The third director is the manager of an entity that provides consulting services to us. We could not establish board committees comprised of independent members, and we did not have an audit or compensation committee comprised of independent directors. Our three directors performed these functions, despite not all being independent directors. Thus, there was potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and our performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the six months ended June 30, 2016

During May 2016 and June 2016, we sold an aggregate of 300,000 shares of common stock to a certain investor for gross proceeds of $225,000. The issuances of the common stock were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

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

QPAGOS

Date: August 18, 2016	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: August 18, 2016	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)

