Form 10-Q/A
period 2016-03-31
QPAGOS
filed 2016-12-13
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒ * ( Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections. )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 55,454,000 shares of common stock, $.0001 par value per share, as of December 12, 2016.

Explanatory Note

Overview of Restatement

Qpagos (formerly known as Asiya Pearls, Inc.), together with its subsidiaries, (the “Company”) has prepared this amendment No.1 (this “Amendment”) to its Transition Report on Form 10-Q for the period December 31, 2015 through March 31, 2016, filed with the SEC on June 17, 2016 (the “Original Transition Report”) to reflect:

(a) restatements to its Consolidated Balance Sheet as of December 31, 2015 and March 31, 2016 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015;

(b) amendments to its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the three months ended March 31, 2016 and 2015;

(c) amendments to its Risk Factors as it relates to the three months ended March 31, 2016 and 2015.

To assist in your review of this filing, this Amendment sets forth the Original Transition Report in its entirety.  However, this Amendment only amends and restates Item 1, Item 2 of Part I and Item 1A of Part II , in each case as a result of, and to reflect, the restatement and related matters.  No other information in the Original Transition Report is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the filing of the Original Transition Report or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Transition Report has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original Transition Report and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.  Other events occurring after the filing of the Original Transition Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which will be filed after the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 3, 2016, the board of directors of the Company, upon the recommendation of the Company’s management and based upon discussions between management and the Company’s independent auditors, RBSM, LLP, concluded that because of errors identified in the Company’s previously issued financial statements for fiscal year December 31, 2015 and for the first two quarters of 2016, the Company would restate its previously issued financial statements, including (i) Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 18, 2016 , (ii) the Transition Report for the period December 31, 2015 through March 31, 2016 filed with the SEC on June 17, 2016 and the (iii) Current Report on Form 8-K filed with the SEC on May 13, 2016.

As a part of the Company’s analysis of its books and records, the Company management had discovered and discussed with the auditors a discrepancy in the recording of revenue in Mexico that has resulted in an overstatement of revenue, a corresponding overstatement of cost of goods sold and a net understatement of gross profit in the Company’s financial statements.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Transition Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Transition Report.

QPAGOS

(formerly known as Asiya Pearls, Inc.)

Note Regarding Forward-Looking Statements

This Transition Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Transition Report Form 10-Q/A, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Transition Report on Form 10-Q/A. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Transition Report on Form 10-Q/A, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

Item 1.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

TABLE OF CONTENTS

March 31, 2016

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(As Restated)	(As Restated)
	(Unaudited)
Assets

Current Assets
Cash	$250,908	$832,159
Accounts receivable	398,074	242,075
Inventory	553,259	668,567
Recoverable IVA taxes and credits	527,597	417,897
Other current assets	69,422	52,014
Total Current Assets	1,799,260	2,212,712

Non-Current Assets
Plant and equipment, net	62,395	70,537
Intangibles, net	200,667	211,417
Investment	3,000	-
Other assets	11,780	11,712
Total Non-Current Assets	277,842	293,666
Total Assets	$2,077,102	$2,506,378

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$77,082	$38,372
Notes payable	106,312	103,320
IVA and other taxes payable	195,347	192,044
Advances from customers	5,859	1,986
Total Current Liabilities	384,600	335,722
Total Liabilities	384,600	335,722

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 49,929,000 and 44,784,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	4,993	4,478
Additional paid-in-capital	7,875,621	5,735,861
Accumulated deficit	(6,651,100)	(3,989,689)
Accumulated other comprehensive income	462,988	420,006
Total stockholder's equity - controlling interest	1,692,502	2,170,656
Non-controlling interest	-	-
Total Stockholders' Equity	1,692,502	2,170,656
Total Liabilities and Stockholders' Equity	$2,077,102	$2,506,378

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
	(As Restated)	(As Restated)

Net Revenue	$629,934	$56,044

Cost of Goods Sold	609,288	50,606

Gross Profit	20,646	5,438

General and administrative	2,693,703	429,724
Depreciation and amortization	19,345	8,441
Total Expense	2,713,048	438,165

Loss from Operations	(2,692,402)	(432,727)

Other income	2,999	470
Interest expense, net	(2,992)	-
Foreign currency gain (loss)	30,984	(40,305)

Loss before Provision for Income Taxes	(2,661,411)	(472,562)
Provision for Income Taxes	-	-

Net Loss	(2,661,411)	(472,562)
Net loss attributable to non-controlling interest	-	-

Net Loss Attributable to Controlling Interest	$(2,661,411)	$(472,562)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.10)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,895,154	4,918,628

Other Comprehensive Income
Foreign currency translation adjustment	42,982	59,016

Total Comprehensive loss	(2,618,429)	(413,546)
Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive Loss Attributable to Controlling Interest	$(2,618,429)	$(413,546)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO MARCH 31, 2016 (As Restated) (Unaudited)

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of December 31, 2015 as previously reported	49,809,000	$4,981	$5,733,811	$(4,019,428)	$422,584	$2,141,948	$-	$2,141,948

Correction of prior period errors	(5,025,000)	(503)	2,050	29,739	(2,578)	28,708		28,708

Balance as of December 31, 2015 as restated	44,784,000	4,478	5,735,861	(3,989,689)	420,006	2,170,656	-	2,170,656

Equity based compensation	-	-	108,000	-	-	108,000	-	108,000

Shares issued for services	5,145,000	515	2,031,760	-	-	2,032,275	-	2,032,275

Translation adjustment	-	-	-	-	42,982	42,982	-	42,982

Net loss for the three months ended March 31, 2016	-	-	-	(2,661,411)	-	(2,661,411)	-	(2,661,411)

Balance as of March 31, 2016	49,929,000	$4,993	$7,875,621	$(6,651,100)	$462,988	$1,692,502	$-	$1,692,502

See notes to unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,661,411)	$(472,562)
Less: loss attributable to non-controlling interest	-	-
Net loss	(2,661,411)	(472,562)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,415	8,311
Amortization expense	10,930	130
Equity based compensation charge	108,000	-
Shares issued for services	2,032,275	-
Non- cash investment in affiliates	(3,000)	-
Changes in Assets and Liabilities
Accounts receivable	(155,999)	(9,076)
Inventory	115,308	59,151
Recoverable IVA taxes and credits	(109,700)	(93,749)
Other current assets	(17,408)	41,944
Other assets	(68)	(4,913)
Accounts payable and accrued expenses	38,711	(38,888)
IVA and other taxes payable	3,303	10,650
Advances from customers	3,873	2,972
Interest accruals	2,992	-
CASH USED IN OPERATING ACTIVITIES	(623,779)	(496,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454)	(404)
NET CASH USED IN INVESTING ACTIVITIES	(454)	(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	289,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	289,000

Effect of exchange rate changes on cash and cash equivalents	42,982	59,016

NET DECREASE IN CASH	(581,251)	(148,418)
CASH AT BEGINNING OF PERIOD	832,159	173,828
CASH AT END OF PERIOD	$250,908	$25,410

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos and Redpag to give effect to a reverse merger transaction (the "Reverse Merger''). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos and Redpag effectively received shares in QPAGOS, through various consulting and management agreements entered into with QPAGOS and sold an effective 99.996% and 99.990% of the outstanding shares on Qpagos and Redpag, respectively to QPAGOS. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, QPAGOS Corporation became the parent of Qpagos and Redpag and assumed the operations of these two companies as its sole business. The transactions contemplated by the Reverse Merger were intended to be a "tax-free" transaction pursuant to the Internal Revenue Code.

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

QPAGOS – Parent Company

QPAGOS Corporation – 100% owned

Qpagos, S.A.P.I de C.V., a Mexican entity (99.996% owned)

Redpag Electrónicos, S.A.P.I. de C.V., a Mexican entity (99.990% owned)

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

ASC 825-10 “ Financial Instruments ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

In February 2016 , the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 02, “Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption of ASU N. 2016-02 on our financial statements.

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

In April 2016 , the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 10 “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “ . The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently evaluating the impact of adoption of ASU N. 2016-10 on our financial statements.

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

The Company has the following sources of revenue which is recognized on the basis described below.

•	Revenue from the sale of services.

Prepaid services are acquired from providers and is sold to end-users through kiosks that the Company owns or kiosks that are owned by third parties. The Company recognizes the revenue on the sale of these services when the end-user deposits funds into the terminal and the prepaid service is delivered to the end-user. The revenue is recognized at the gross value, including margin, of the prepaid service to the Company, net of any value-added tax which is collected on behalf of the Mexican Revenue Authorities.

•	Payment processing provided to end-users

The Company provides a secure means for end-users to pay for certain services, such as utilities through our kiosks. The Company earns either a fixed per-transaction fee or a fixed percentage of the service sold. The Company acts as a collection agent and recognizes the payment processing fee, net of any value-added taxes collected on behalf of the Mexican Revenue Authorities, when the funds are deposited into the kiosk and the customer has settled his liability or has acquired a prepaid service.

•	Revenue from the sale of kiosks.

The Company imports, assembles and sell kiosks that are used to generate the revenues discussed above. Revenue is recognized on the full value of the kiosks sold, net of any valued added taxation collected on behalf of the Mexican Revenue Authorities, when the customer takes delivery of the kiosk and all the risks and rewards of ownership are passed to the customer.

The Company does not enter into any leasing of kiosks arrangements with customers and the Company does not generate any revenues from merchants who access its terminals as yet.

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

Diluted net loss per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation (See Note 14, below).

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Revenues, Cost of Goods Sold and Gross Profit

The Company has restated its consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the quarters ended March 31, 2016 and 2015. As a part of the Company’s analysis of its books and records, the Company’s management had discovered a discrepancy in the recording of revenue in its Mexican operations that had resulted in an overstatement of revenue, a corresponding overstatement of cost of goods sold and a net understatement of the gross profit in the Company’s financial statements.

The Company has the following sources of revenue:

•	Revenue from the sale of services.

Prepaid services are acquired from providers and is sold to end users through kiosks that the Company owns or kiosks owned by third parties. The Company recognizes the revenue on the sale of these services when the end-user deposits funds into the terminal and the prepaid service is delivered to the end-user. The revenue is recognized at the gross value, including margin of the prepaid service to the company, net of value added tax and the full value of the service acquired as cost of goods sold.

An error in recording this revenue, in the Company’s Mexican operations, resulted in the cost of goods sold recorded as equal to revenues recorded. The gross profit on these revenue transactions whereby the risks and rewards of ownership had passed to end-users remained on the balance sheet in prepayments the Company had made to its service providers. This error has been corrected by the reduction in the Company’s cost of goods sold expenditure, with a corresponding increase in the gross profit earned and the restatement of Mexican Value Added Taxation related to these entries.

Certain expenses directly related to cost of goods sold were previously reflected as Other Expense have been correctly reclassified as cost of goods sold in the restated financial statements.

•	Revenue in the form of payment processing fees.

The Company provides a secure means for end-users to pay for certain services, such as utilities through its kiosks.

This revenue was previously recorded at gross value, the full value of the transaction was recorded as revenue and the full value of the service provided to the Company’s end users was recognized as cost of goods sold. The value-added taxation on both the revenue and cost of goods sold was recorded as due to and due from, the Mexican revenue authorities, respectively. The Restated financial statements reversed the difference between the gross revenue recorded and the payment processing fee actually earned and the cost of goods sold entries recorded were reversed. The value-added taxation recorded has been restated and the Company has brought this restatement to the attention of the Mexican revenue authorities and are in the process of correcting its tax returns.

•	Revenue from the sale of kiosks.

The Company imports and sells kiosks. to customers and distributors, who then make use of its technology to provide services to end-users whereby prepaid services can be acquired and other transactions can be performed utilizing the convenience of its kiosks and payment gateway. The Company recognizes the full value of the revenue on the sale of these kiosks and the full value of the cost of the kiosks sold. These transactions were correctly recorded and no restatement was necessary.

Organization – Reverse Merger

The reverse merger transaction and the shares retained by the existing shareholders in Asiya Pearls, Inc. (now known as QPAGOS) were originally pushed back to the earliest period presented, this has been restated to reflect the reverse merger transaction as of the date of the reverse merger, May 12, 2016, whereby the shares retained by the existing shareholders of Asiya Pearls, Inc. were recorded as a share issuance on the effective date of the reverse merger, May 12, 2016.

The balance sheet has been restated to eliminate the effects of pushing back the reverse merger transaction to the opening balance of the earliest period presented.

The restated Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2016 and 2015, are presented below:

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
	(Unaudited)			(Unaudited)
Assets

Current Assets
Cash	$252,361	$(1,453)	(D)	$250,908
Accounts receivable	398,074			398,074
Inventory	553,259			553,259
Recoverable IVA taxes and credits	501,549	26,048	(A), (B)	527,597
Other current assets	20,830	48,592	(B)	69,422
Total Current Assets	1,726,073	73,187		1,799,260

Non-Current Assets
Plant and equipment, net	62,395			62,395
Intangibles, net	200,667			200,667
Investment	3,000			3,000
Other assets	11,780			11,780
Total Non-Current Assets	277,842	-		277,842
Total Assets	$2,003,915	$73,187		$2,077,102

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$80,082	$(3,000)	(D)	$77,082
Notes payable	106,312			106,312
IVA and other taxes payable	162,592	32,755	(A), (B)	195,347
Advances from customers	5,859			5,859
Total Current Liabilities	354,845	29,755		384,600

Total Liabilities	354,845	29,755		384,600

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 49,929,000 shares issued and outstanding as of March 31, 2016.	5,496	(503)	(D)	4,993
Additional paid-in-capital	7,873,571	2,050	(D)	7,875,621
Accumulated deficit	(6,694,959)	43,859		(6,651,100)
Accumulated other comprehensive income	464,962	(1,974)	(C)	462,988
Total stockholder's equity - controlling interest	1,649,070	43,432		1,692,502
Non-controlling interest	-	-		-
Total Stockholders' Equity	1,649,070	43,432		1,692,502
Total Liabilities and Stockholders' Equity	$2,003,915	$73,187		$2,077,102

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED BALANCE SHEET

December 31, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Assets

Current Assets
Cash	$833,612	(1,453)	(D)	$832,159
Accounts receivable	242,075			242,075
Inventory	668,567			668,567
Recoverable IVA taxes and credits	412,143	5,754	(A), (B)	417,897
Other current assets	20,509	31,505	(B)	52,014
Total Current Assets	2,176,906	35,806		2,212,712

Non-Current Assets
Plant and equipment, net	70,537			70,537
Intangibles, net	211,417			211,417
Other assets	11,712			11,712
Total Non-Current Assets	293,666	-		293,666
Total Assets	$2,470,572	$35,806		$2,506,378

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$41,372	(3,000)	(D)	$38,372
Notes payable	103,320			103,320
IVA and other taxes payable	181,946	10,098	(A), (B)	192,044
Advances from customers	1,986			1,986
Total Current Liabilities	328,624	7,098		335,722

Total Liabilities	328,624	7,098		335,722

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 44,784,000 shares issued and outstanding as of December 31, 2015.	4,981	(503)	(D)	4,478
Additional paid-in-capital	5,733,811	2,050	(D)	5,735,861
Accumulated deficit	(4,019,428)	29,739		(3,989,689)
Accumulated other comprehensive income	422,584	(2,578)	(C)	420,006
Total stockholder's equity - controlling interest	2,141,948	28,708		2,170,656
Non-controlling interest	-	-		-
Total Stockholders' Equity	2,141,948	28,708		2,170,656
Total Liabilities and Stockholders' Equity	$2,470,572	$35,806		$2,506,378

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Revenues
Sales of services	$755,541	$(257,556)	(A)	$497,985
Kiosk sales	130,972			130,972
Payment processing fees	977			977
	887,490	(257,556)		629,934
Cost of Goods Sold
Sales of services	755,561	(271,676)	(A), (B)	483,885
Kiosk sales	113,357			113,357
Other	5,250	6,796	(E)	12,046
	874,168	(264,880)		609,288

Gross Profit	13,322	7,324	(B)	20,646

General and administrative	2,693,703			2,693,703
Depreciation and amortization	19,345			19,345
Total Expense	2,713,048	-		2,713,048

Loss from Operations	(2,699,726)	7,324		(2,692,402)

Other (expense) income	(3,797)	6,796	(E)	2,999
Interest expense, net	(2,992)			(2,992)
Foreign currency gain (loss)	30,984			30,984

Loss before Provision for Income Taxes	(2,675,531)	14,120		(2,661,411)
Provision for Income Taxes	-			-

Net Loss	(2,675,531)	14,120		(2,661,411)
Net loss attributable to non-controlling interest	-			-

Net Loss Attributable to Controlling Interest	$(2,675,531)	$14,120		$(2,661,411)

Net Loss Per Share - Basic and Diluted	$(0.06)	$0.00		$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,895,154	42,895,154	(D)	42,895,154

Other Comprehensive Income
Foreign currency translation adjustment	42,378	604	(C)	42,982

Total Comprehensive loss	(2,633,153)	14,724		(2,618,429)
Comprehensive loss attributable to non-controlling interest	-			-

Comprehensive Loss Attributable to Controlling Interest	$(2,633,153)	$14,724		$(2,618,429)

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Revenues
Sales of services	$54,528	$(19,955)	(A)	$34,573
Kiosk sales	18,770			18,770
Payment processing fees	2,701			2,701
	75,999	(19,955)		56,044
Cost of Goods Sold
Sales of services	58,130	(22,675)	(A), (B)	35,455
Kiosk sales	13,030			13,030
Other	-	2,121	(E)	2,121
	71,160	(20,554)		50,606

Gross Profit	4,839	599	(B)	5,438

General and administrative	429,724			429,724
Depreciation and amortization	8,441			8,441
Total Expense	438,165	-		438,165

Loss from Operations	(433,326)	599		(432,727)

Other (expense) income	(1,651)	2,121	(E)	470
Interest expense, net	-			-
Foreign currency gain (loss)	(40,305)			(40,305)

Loss before Provision for Income Taxes	(475,282)	2,720		(472,562)
Provision for Income Taxes	-			-

Net Loss	(475,282)	2,720		(472,562)
Net loss attributable to non-controlling interest	-			-

Net Loss Attributable to Controlling Interest	$(475,282)	$2,720		$(472,562)

Net Loss Per Share - Basic and Diluted	$(0.10)	$0.00		$(0.10)

Weighted Average Number of Shares Outstanding - Basic and Diluted	4,918,628	4,918,628	(D)	4,918,628

Other Comprehensive Income
Foreign currency translation adjustment	56,380	2,636		59,016

Total Comprehensive loss	(418,902)	5,356		(413,546)
Comprehensive loss attributable to non-controlling interest	-			-

Comprehensive Loss Attributable to Controlling Interest	$(418,902)	$5,356		$(413,546)

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended 31, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,675,531)	$14,120	(B)	$(2,661,411)
Less: loss attributable to non-controlling interest	-			-
Net loss	(2,675,531)	14,120		(2,661,411)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,415			8,415
Amortization expense	10,930			10,930
Equity based compensation charge	108,000			108,000
Shares issued for services	2,032,275			2,032,275
Non- cash investment in affiliates	(3,000)			(3,000)
Changes in Assets and Liabilities
Accounts receivable	(155,999)			(155,999)
Inventory	115,308			115,308
Recoverable IVA taxes and credits	(89,406)	(20,294)	(A), (B)	(109,700)
Other current assets	(321)	(17,087)	(B)	(17,408)
Other assets	(68)			(68)
Accounts payable and accrued expenses	38,711			38,711
IVA and other taxes payable	(19,354)	22,657	(A), (B)	3,303
Advances from customers	3,873			3,873
Interest accruals	2,992			2,992
CASH USED IN OPERATING ACTIVITIES	(623,174)	(604)		(623,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454)			(454)
NET CASH USED IN INVESTING ACTIVITIES	(454)	-		(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-			-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-		-

Effect of exchange rate changes on cash and cash equivalents	42,378	604	(C)	42,982

NET DECREASE IN CASH	(581,251)			(581,251)
CASH AT BEGINNING OF PERIOD	833,612	(1,453)	(D)	832,159
CASH AT END OF PERIOD	$252,361	$(1,453)		$250,908

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-			$-
Cash paid for interest	$-			$-

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended 31, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(475,282)	$2,720	(B)	$(472,562)
Less: loss attributable to non-controlling interest	-			-
Net loss	(475,282)	2,720		(472,562)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,311			8,311
Amortization expense	130			130
Equity based compensation charge	-			-
Shares issued for services	-			-
Non- cash investment in affiliates	-			-
Changes in Assets and Liabilities
Accounts receivable	(9,076)			(9,076)
Inventory	59,151			59,151
Recoverable IVA taxes and credits	(95,454)	1,705	(A), (B)	(93,749)
Other current assets	45,073	(3,129)	(B)	41,944
Other assets	(4,913)			(4,913)
Accounts payable and accrued expenses	(38,888)			(38,888)
IVA and other taxes payable	11,924	(1,274)	(A), (B)	10,650
Advances from customers	2,972			2,972
Interest accruals	-			-
CASH USED IN OPERATING ACTIVITIES	(496,052)	22		(496,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(404)			(404)
NET CASH USED IN INVESTING ACTIVITIES	(404)	-		(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	289,000			289,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	289,000	-		289,000

Effect of exchange rate changes on cash and cash equivalents	59,038	(22)	(C)	59,016

NET DECREASE IN CASH	(148,418)			(148,418)
CASH AT BEGINNING OF PERIOD	173,828			173,828
CASH AT END OF PERIOD	$25,410	$-		$25,410

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-			$-
Cash paid for interest	$-			$-

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

NOTES

A.	Management noted an error in the recording of transactions related to a consumer’s use of kiosks to pay for certain services such as utilities through our kiosks.

In these transactions, the Company earns a payment processing fee as an agent, on either a percentage of transaction value or a fixed fee per transaction basis.

This revenue was previously recorded at gross value, the full value of the transaction was recorded as revenue and the full value of the service provided to our end users was recognized as cost of goods sold. The value-added taxation on both the revenue and cost of goods sold was recorded as due to and due from, the Mexican revenue authorities, respectively.

The Restated financial statements reversed the difference between the gross revenue recorded and the payment processing fee actually earned on these transactions; and the cost of goods sold entries originally recorded were reversed. The value-added taxation recorded has been restated and the Company has brought this restatement to the attention of the Mexican revenue authorities and are in the process of correcting its tax returns.

B.	Management noted an error in recording of cost of goods sold of prepaid services sold to end users.

Purchases of prepaid services from providers are recorded as a prepaid asset, which is subsequently expensed to cost of goods sold when the service is sold and the risks and rewards of ownership passed to end users.

The cost of goods sold was incorrectly recorded as equal to revenue on all service sales. The gross profit on these revenue transactions was earned but remained on our balance sheet in prepaid expenditure.

The restated financial statements reduced the costs of goods sold recorded by the gross profit earned on these transactions with a corresponding reduction in prepaid expenditure. The net value added tax effect on these transactions was restated and the Company has brought this restatement to the attention of the Mexican revenue authorities and are in the process of correcting its tax returns.

C.	Represents the restatement of the foreign currency translation adjustment directly related to the restatement of revenues and cost of goods sold discussed in A and B above.

D.	To reflect the adjustments necessary to record the effect of the acquisition of the net assets and liabilities and the common shares retained by the shareholders of Asiya Pearls, Inc., on the effective date of the transaction, May 12, 2016, previously this was disclosed effective the earliest date presented in our financial statements.

E.	To reclass certain lease payments to retailers for the lease of floor space for the placement of kiosks on their premises from other (expense) income to cost of goods sold.

4	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $6,651,100 as of March 31, 2016 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	ACQUISITION

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

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos and Redpag to give effect to a reverse merger transaction (the "Reverse Merger''). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos and Redpag effectively received shares in QPAGOS, through various consulting and management agreements entered into with QPAGOS and sold an effective 99.996% and 99.990% of the outstanding shares on Qpagos and Redpag, respectively to QPAGOS. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, QPAGOS Corporation became the parent of Qpagos and Redpag and assumed the operations of these two companies as its sole business.

6	INVESTMENT

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

7	INVENTORY

Inventory consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Kiosks and accessories	$553,259	$668,567

	$553,259	$668,567

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Computer equipment	$108,383	$107,929
Office equipment	14,712	14,712
Leasehold improvement	12,375	12,375
Total cost	135,470	135,016
Less: accumulated depreciation and amortization	(73,075)	(64,479)
Property and equipment, net	$62,395	$70,537

Depreciation and amortization expense totaled $8,595 and $8,441 for the three months ended March 31, 2016 and 2015, respectively.

9	INTANGIBLES

License

Localization and implementation of the different software and technology modules is supported through a Localization Agreement. Under this agreement, at a cost of $215,000, the Licensor allocated engineering and programming resources to the Company. The cost is being amortized over 5 years.

On May 1, 2015, Qpagos Corporation entered into a renewable ten-year license with the Licensor for the non-exclusive right to license technology to provide payment services. Subsequently, on November 1, 2015, the Company and the Licensor concluded an additional amendment to the License Agreement by which the Licensor agreed to the exclusivity to the Mexican market subject to the payment of $20,000 per year payable in quarterly installments, the first two such installments payable December 1, 2015. The agreement may be terminated early by the Licensor if Qpagos Corporation fails to comply with its terms and conditions. The quarterly payments are recorded as a prepaid expense and is amortized over the period to which it relates.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

Description	Interest Rate	Maturity	March 31, 2016	December 31, 2015

YP Holdings LLC	12%	December 31, 2015	106,312	103,320

Total notes payable			$106,312	$103,320

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC, pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest is due on December 31, 2015 bears interest at a rate of 12%. The debt remains outstanding as of the date of this report. Qpagos Corporation is expected to settle this debt in 2016.

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and issued and has outstanding 49,929,000 shares of common stock as of March 31, 2016.

The following common shares were issued by the Company during the three months ended March 31, 2016:

i.	On February 16, 2016, Qpagos Corporation entered into consulting agreements with Gibbs Investment Holdings, Gibbs international, Eurosa, Inc. and Robert Skaff, in terms of which the parties have provided consulting services to Qpagos Corporation and continue to provide such services and were issued a total of 5,145,000 (2,572,500 pre-merger) common shares of Qpagos Corporation at an issue price of $0.395 ($0.79 pre-merger) per share. In connection with the Merger, these shares of Qpagos Corporation were converted to QPAGOS shares in the ratio of 2 to 1.

Included in common stock is restricted stock which vests on April 30, 2016:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.10	2,880,000	$0.10	-	$-
$0.10	1,440,000	$0.10	-	$-
	4,320,000	$0.10	-	$-

The Company has recorded an expense of $108,000 and $0 for the three months ended March 31, 2016, relating to the restricted stock awards.

b)	Preferred Stock

The Company has authorized 25,0000,000 shares of preferred stock with a par value of $0.0001, no preferred stock is issued and outstanding as of March 31, 2016.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

(c)	Warrants

In connection with the Merger, outstanding Qpagos Corporation warrants were assumed by QPAGOS and converted to QPAGOS warrants at a ratio of two QPAGOS warrants for each Qpagos Corporation warrant issued.

During the period June 2015 to December 2015, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 4,784,000 (2,392,000 pre-merger) common units of the Company at a price of $0.625 ($1.25 pre-merger) per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one share of common stock at an exercise price of $0.625 ($1.25 pre-merger) per share.

The placement agent was also issued, in terms of a placement agent agreement, five year warrants to purchase 717,600 (358,800 pre-merger) units at $0.625 ($1.25 pre-merger) per unit (the First Warrant”), each consisting of one warrant to purchase one share of Common stock and an additional five year warrant exercisable for one share of Common Stock at an exercise price of $0.625 per share (the Second Warrant”), upon exercise of the First Warrant, giving a total of 1,435,200 (717,600 pre-merger) warrants to purchase common shares at an exercise price of $0.625 per share.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

(d)	Reverse merger transaction

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation entered into the Merger Agreement with QPAGOS Corporation and Merger Sub.  Pursuant to the Merger Agreement, on May 12, 2016 the Merger was consummated and Qpagos Corporation and Merger Sub merged with Qpagos Corporation continued as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporations’ capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of QPAGOS Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, QPAGOS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current QPAGOS stockholder of 5,000,000 shares of Common Stock agreed to return to QPAGOS 4,975,000 shares of Common Stock held by such holder to QPAGOS and the then-current QPAGOS stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of QPAGOS retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of QPAGOS common stock which is approximately 91% of the QPAGOS Common Stock outstanding. The common shares in issue by Qpagos Corporation prior to the consummation of the reverse merger transaction have been retroactively adjusted to reflect the number of shares outstanding as if the merger had taken place on the earliest date presented.

12	REVENUE

Revenue is derived from the following sources:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Sales of services	$497,985	$34,573
Payment processing fees	977	2,701
Kiosk sales	130, 972	18,770
	$629,934	$56,044

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Stock issued for services rendered	$108,000	$-
	$108,000	$-

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	NET LOSS PER SHARE

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

	Three Months Ended March 31, 2016 (Shares)	Three Months Ended March 31, 2015 (Shares)

Restricted stock awards – unvested	4,320,000	-
Warrants to purchase shares of common stock	6,219,200	-
	10,539,200	-

15	COMMITMENTS AND CONTINGENCIES

Qpagos Corporation operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 15, 2016. The lease calls for monthly rental payment, including maintenance, of $3,425 in 2015 and $2,929 in 2016, as adjusted for exchange rate changes.

The future minimum lease installments under this agreement as of March 31, 2016 to December 16, 2016 is approximately $26,360.

16	SUBSEQUENT EVENTS

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

On June 7, 2016, 4,975,000 shares were returned to the Company and recorded as treasury shares, in terms of the Merger Agreement.

During the period May 16, 2016 to October 17, 2016, the Company issued an additional 500,000 shares of common stock for gross proceeds of $375,000 to an investor in terms of executed Securities Purchase Agreements.

On September 15, 2016, the Company executed a revolving line of credit note for $100,000 with our Chief Executive Officer pursuant to the terms of a Revolving Line of Credit Agreement. The note bears interest at 6% and is due and payable 6 months from the effective date. Provided the borrower is not in default, the borrower may extend and renew the note for an additional 6 month term. As of December 12, 2016, the outstanding balance under the revolving line of credit was $20,000.

Between September 29, 2016 and November 23,2016, the Company executed six unsecured promissory notes totaling $275,000, with investors, each promissory note bearing interest at 10% per annum and maturing between February 13,2017 and November 23, 2017.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Qpagos Corporation’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Current Report on Form 8-K/A filed with the SEC on May 12, 2016. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Transition Report on Form 10-Q/A. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Transition Report on Form 10-Q/A. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos Corporation.

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

Overview of Restatement

In this Transition Report on Form 10-Q/A, Qpagos (formerly known as Asiya Pearls, Inc.), together with its subsidiaries, the “Company”:

(a) restates its Consolidated Balance Sheet as of December 31, 2015 and March 31, 2016 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the three months ended March 31, 2016 and 2015;

(c) amends its Risk Factors as it relates to the three months ended March 31, 2016 and 2015.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on December 12, 2016, the  board of directors of the Company, upon the recommendation of the Company’s management and based upon discussions between management and the Company’s independent auditors, RBSM, LLP, concluded that because of errors identified in the Company’s previously issued financial statements for fiscal year December 31, 2015 and for the first two quarters of 2016, the Company would restate its previously issued financial statements, including (i) Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 18, 2016 , (ii) the Transition Report for the period December 31, 2015 through March 31, 2016 filed with the SEC on June 17, 2016 and the (iii) Current Report on Form 8-K filed with the SEC on May 13, 2016.

As a part of the Company’s analysis of its books and records, the Company management had discovered and discussed with the auditors a discrepancy in the recording of revenue in its Mexican operations that has resulted in an overstatement of revenue, a corresponding overstatement of cost of goods sold and a net understatement of gross profit in the Company’s financial statements.

In addition, the accounting for the reverse merger was adjusted, the reverse merger transaction and the shares retained by the existing shareholders in Asiya Pearls, Inc. (now known as QPAGOS) were originally pushed back to the earliest period presented, this has been restated to reflect the reverse merger transaction as of the date of the reverse merger, May 12, 2016, whereby the shares retained by the existing shareholders of Asiya Pearls, Inc. were recorded as a share issuance on the effective date of the reverse merger, May 12, 2016.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Transition Report. The effects of the accounting errors identified and the restatement adjustments have been reflected in this section - Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the twelve months ended December 31, 2015 and for the three months ended March 31, 2016, Qpagos generated net revenues of $1,127,944 and $629,934, respectively, from our operations in Mexico. Our primary source of revenue are fees it receives for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos currently has in excess of 160 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of March 31, 2016, we deployed over 233 kiosks and terminals. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

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

Management Discussion and Analysis of financial condition

The discussion and analysis of Qpagos’ financial condition and results of operations are based upon the consolidated financial statements as of March 31, 2016 and 2015 of Qpagos Corporation, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Qpagos to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

Net revenue

Net revenues were $629,934 and $56,044 for the three months ended March 31, 2016 and 2015 respectively, an increase of $573,890 or 1,024.0%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 11,351,154 from MXN 853,122 for the three months ended March 31, 2016 and 2015, respectively, an increase of MXN 10,498,032 or 1,230.5%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid services sold from MXN 526,286 in Q1 2015 to MXN 8,973,486 in Q1 2016 the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2225 to $18.0196 or 18.4%, which results in a lower percentage of revenue growth in US $ terms of $115,749.

Cost of goods sold

Cost of goods sold was $609,288 and $50,606 for the three months ended March 31, 2016 and 2015, respectively, an increase of $558,682 or 1,104.0%. Qpagos Corporation’s cost of goods sold in Mexican Pesos increased to MXN 10,979,142 from MXN 770,355 for the three months ended March 31, 2016 and 2015, respectively, an increase of MXN 10,208,787 or 1,325.2%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid services sold which is directly attributable to the increased deployment of kiosks during the current year. Cost of goods sold consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2225 to $18.0196 or 18.4%, which results in a lower cost of sales in US $ terms of approximately $111,956.

Gross profit

Gross profit was $20,646 and $5,438 for the three months ended March 31, 2016 and 2015, respectively, an increase in profit of $15,208 or 279.7%. The decrease in gross profit as a percentage of net revenue to 3.3% from 9.7% for the three months ended March 31, 2016 and 2015, respectively is primarily due to the volume of service sales which is at low margins due to the growth in our wholesale customer base, which offsets the higher margins we earn on our kiosk sales.

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

Other income

Other income was $2,999 and $470 for the three months ended March 31, 2016 and 2015, respectively.

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

Net loss

We incurred a net loss of $2,661,411 and $472,562, for the three months ended March 31, 2016 and 2015, respectively, an increase of $2,188,849 or approximately 463.2%, and which consist of the various items discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $6,651,100 through March 31, 2016 and incurred negative cash flow from operations of $623,779 for the three months ended March 31, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At March 31, 2016, we had cash of $250,908 and a working capital of $1,414,660. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and we will need to raise additional funds as either loan funds or additional equity funds to continue our operations.

We utilized $623,779 and $496,030 of cash in operating activities for the three months ended March 31, 2016 and 2015, respectively, an increase of $127,749 or 25.8%. Primarily due to an increase in working capital expenditure from $31,910 in the prior period to $118,988 in the current period and an increase in operating expenditure after non cash flow items of approximately $87,078.

We had minimal investment in property and equipment of $454 and $404 for the three months ended March 31, 2016 and 2015.

We have minimal commitments which include a lease of premises, with a future commitment of $26,360 for the year ending December 31, 2016.

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee, in quarterly payments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

Our primary financial commitments as of the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement is summarized as follows:

Amount

2016	$20,100
2017	20,100
2018	20,100
2019	20,100
2020 and thereafter	107,167
$187,567

Off Balance Sheet Arrangements

None.

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

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. In addition to the risks related to our business set forth in this Transition Report on Form 10-Q/A, you should carefully consider the risks described below before investing in us. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The technology upon which our business is dependent is licensed from a third party under the terms of a ten year license agreement, which if terminated, would result in the cessation of our business operations .

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

Risks Relating to our Securities

There is currently a limited public trading market for our common stock and one may never develop .

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

Because we became public by means of a reverse Merger, we may not be able to attract the attention of brokerage firms .

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

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests .

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

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors .

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

QPAGOS

Date: December 12, 2016	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: December 12, 2016	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)

