Form 10-Q/A
period 2016-06-30
QPAGOS
filed 2016-12-13
CIK 1591913

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒ * (Note : Prior to June 9, 2016, the registrant was a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has voluntarily filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

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

Explanatory Note

Overview of Restatement

Qpagos (formerly known as Asiya Pearls, Inc.), together with its subsidiaries, the (“Company”) has prepared this Amendment No. 1 (this Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 18, 2016 (the “Original Report”) to reflect :

In this Report on Form 10-Q, Qpagos (formerly known as Asiya Pearls, Inc.), together with its subsidiaries, the “Company”:

(a) restatement to its Consolidated Balance Sheet as of December 31, 2015 and June 30, 2016 and the related Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 and Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015;

(b) amendments to its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the three and six months ended June 30, 2016 and 2015;

(c) amendments to its Risk Factors as it relates to the three and six months ended June 30, 2016 and 2015.

To assist in your review of this filing, this Amendment sets forth the Original Report in its entirety.  However, this Amendment only amends and restates Item 1, Item 2 of Part I and Item 1A of Part II , in each case as a result of, and to reflect, the restatement and related matters.  No other information in the Original Report is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the filing of the Original Report or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original Report and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.  Other events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s reports filed with the SEC subsequent to the date of this filing.

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

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report Form 10-Q/A, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q/A, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS.

QPAGOS

(FORMELRY KNOWN AS ASIYA PEARLS, INC.)

Item 1.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

TABLE OF CONTENTS

June 30, 2016

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(As Restated)	(As Restated)
	(Unaudited)
Assets

Current Assets
Cash	$135,060	$832,159
Accounts receivable	387,667	242,075
Inventory	508,441	668,567
Recoverable IVA taxes and credits	342,084	417,897
Other current assets	24,745	52,014
Total Current Assets	1,397,997	2,212,712

Non-Current Assets
Plant and equipment, net	53,800	70,537
Intangibles, net	189,917	211,417
Investment	3,000	-
Other assets	12,131	11,712
Total Non-Current Assets	258,848	293,666
Total Assets	$1,656,845	$2,506,378

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$142,185	$38,372
Notes payable	109,307	103,320
IVA and other taxes payable	88,195	192,044
Advances from customers	70,342	1,986
Total Current Liabilities	410,029	335,722

Total Liabilities	410,029	335,722

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,254,000 and 44,784,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	5,526	4,478
Additional paid-in-capital	8,134,541	5,735,861
Accumulated deficit	(7,405,415)	(3,989,689)
Accumulated other comprehensive income	512,164	420,006
Total stockholder's equity - controlling interest	1,246,816	2,170,656
Non-controlling interest	-	-
Total Stockholders' Equity	1,246,816	2,170,656
Total Liabilities and Stockholders' Equity	$1,656,845	$2,506,378

See notes to the unaudited condensed consolidated financial statements

F- 2

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net Revenue	$626,416	$105,427	$1,256,350	$161,470

Cost of Goods Sold	597,647	93,329	1,206,936	143,936

Gross Profit	28,769	12,098	49,414	17,534

General and administrative	615,936	363,647	3,309,638	793,371
Depreciation and amortization	19,345	8,479	38,690	16,920
Total Expense	635,281	372,126	3,348,328	810,291

Loss from Operations	(606,512)	(360,028)	(3,298,914)	(792,757)

Other income	1,016	-	4,015	471
Interest expense, net	(2,992)	-	(5,984)	-
Foreign currency loss	(145,827)	(172,884)	(114,843)	(213,189)

Loss before Provision for Income Taxes	(754,315)	(532,912)	(3,415,726)	(1,005,475)
Provision for Income Taxes	-	-	-	-

Net Loss	(754,315)	(532,912)	(3,415,726)	(1,005,475)
Net loss attributable to non-controlling interest	-	-	-	-

Net Loss Attributable to Controlling Interest	$(754,315)	$(532,912)	$(3,415,726)	$(1,005,475)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.06)	$(0.08)

Weighted Average Number of Shares Outstanding - Basic and Diluted	52,762,601	21,477,682	53,660,993	13,152,412

Other Comprehensive Income
Foreign currency translation adjustment	49,176	47,236	92,158	106,252

Total Comprehensive loss	(705,139)	(485,676)	(3,323,568)	(899,223)
Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive Loss Attributable to Controlling Interest	$(705,139)	$(485,676)	$(3,323,568)	$(899,223)

See notes to the unaudited condensed consolidated financial statements

F- 3

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO JUNE 30, 2016 (As Restated) (Unaudited)

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of December 31, 2015 as previously reported	49,809,000	$4,981	$5,733,811	$(4,019,428)	$422,584	$2,141,948	$-	$2,141,948

Correction of prior period errors	(5,025,000)	(503)	2,050	29,739	(2,578)	28,708	-	28,708

Balance as of December 31, 2015, as restated	44,784,000	4,478	5,735,861	(3,989,689)	420,006	2,170,656		2,170,656

Equity based compensation	-	-	144,000	-	-	144,000	-	144,000

Shares issued for services	5,145,000	515	2,031,760	-	-	2,032,275	-	2,032,275

Shares retained by accounting acquire in reverse merger transaction	5,025,000	503	(2,050)	-	-	(1,547)		(1,547)

Shares issued for cash	300,000	30	224,970	-	-	225,000	-	225,000

Translation adjustment	-	-	-	-	92,158	92,158	-	92,158

Net loss for the six months ended June 30, 2016	-	-	-	(3,415,726)	-	(3,415,726)	-	(3,415,726)

Balance as of June 30, 2016	55,254,000	$5,526	$8,134,541	$(7,405,415)	$512,164	$1,246,816	$-	$1,246,816

See notes to unaudited condensed consolidated financial statements

F- 4

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(3,415,726)	$(1,005,475)
Less: loss attributable to non-controlling interest	-	-
Net loss	(3,415,726)	(1,005,475)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,190	16,920
Amortization expense	21,500	-
Equity based compensation charge	144,000	-
Shares issued for services	2,032,274	-
Non- cash investment in affiliates	(3,000)	-
Changes in Assets and Liabilities
Accounts receivable	(145,592)	(57,754)
Inventory	160,126	85,558
Recoverable IVA taxes and credits	75,813	(141,374)
Other current assets	33,298	46,357
Other assets	(419)	(5,038)
Accounts payable and accrued expenses	94,783	23,556
IVA and other taxes payable	(103,849)	35,437
Advances from customers	68,357	18,982
Interest accruals	5,987	-
CASH USED IN OPERATING ACTIVITIES	(1,015,258)	(982,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453)	(1,819)
NET CASH USED IN INVESTING ACTIVITIES	(453)	(1,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	225,000	-
Proceeds from loans payable	-	719,962
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	719,962

Effect of exchange rate changes on cash and cash equivalents	92,158	106,252

NET DECREASE IN CASH	(698,552)	(158,437)
CASH AT BEGINNING OF PERIOD	833,612	173,828
CASH AT END OF PERIOD	$135,060	$15,391

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See notes to the unaudited condensed consolidated financial statements

F- 5

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

F- 6

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

F- 7

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

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 10 “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently evaluating the impact of adoption of ASU No. 2016-10 on our financial statements.

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

F- 8

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

Revenues, Cost of Goods Sold and Gross Profit

The Company has restated its consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three months and six months ended June 30, 2016 and 2015. As a part of the Company’s analysis of its books and records, the Company management had discovered a discrepancy in the recording of revenue in its Mexican operations that had resulted in an overstatement of revenue, a corresponding overstatement of cost of goods sold and a net understatement of the gross profit in the Company’s financial statements.

F- 9

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

An error in recording this revenue, in the Company’s Mexican operations, resulted in the cost of goods sold recorded as equal to revenues recorded. The gross profit on these revenue transactions whereby the risks and rewards of ownership had passed to end-users remained on its balance sheet in prepayments it had made to its service providers. This error has been corrected by the reduction in the Company’s cost of goods sold expenditure, with a corresponding increase in the gross profit earned and the restatement of Mexican Value Added Taxation related to these entries.

Certain expenses directly related to cost of goods sold were previously reflected as Other Expense have been correctly reclassified as cost of goods sold in the restated financial statements.

•	Revenue in the form of payment processing fees.

The company provides a secure means for end-users to pay for certain services, such as utilities through our kiosks.

This revenue was previously recorded at gross value, the full value of the transaction was recorded as revenue and the full value of the service provided to the Company’s end users was recognized as cost of goods sold. The value-added taxation on both the revenue and cost of goods sold was recorded as due to and due from, the Mexican revenue authorities, respectively. The Restated financial statements reversed the difference between the gross revenue recorded and the payment processing fee actually earned and the cost of goods sold entries recorded were reversed. The value-added taxation recorded has been restated and the Company has brought this restatement to the attention of the Mexican revenue authorities and are in the process of correcting our tax returns.

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

The restated Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015 and the related Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 and Cash Flows for the six months ended June 30, 2016 and 2015, are presented below:

F- 10

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
	(Unaudited)			(Unaudited)
Assets
Current Assets
Cash	$135,060			$135,060
Accounts receivable	387,667			387,667
Inventory	508,441			508,441
Recoverable IVA taxes and credits	286,282	55,802	(A), (B)	342,084
Other current assets	1,667	23,078	(B)	24,745
Total Current Assets	1,319,117	78,880		1,397,997

Non-Current Assets
Plant and equipment, net	53,800			53,800
Intangibles, net	189,917			189,917
Investment	3,000			3,000
Other assets	12,131			12,131
Total Non-Current Assets	258,848	-		258,848
Total Assets	$1,577,965	$78,880		$1,656,845

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$142,185			$142,185
Notes payable	109,307			109,307
IVA and other taxes payable	23,727	64,468	(A), (B)	88,195
Advances from customers	110,468	(40,126)		70,342
Total Current Liabilities	385,687	24,342		410,029

Total Liabilities	385,687	24,342		410,029

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,254,000 shares issued and outstanding as of June 30, 2016.	5,526			5,526
Additional paid-in-capital	8,134,541			8,134,541
Accumulated deficit	(7,463,276)	57,861		(7,405,415)
Accumulated other comprehensive income	515,487	(3,323)	(C)	512,164
Total stockholder's equity - controlling interest	1,192,278	54,538		1,246,816
Non-controlling interest	-	-		-
Total Stockholders' Equity	1,192,278	54,538		1,246,816
Total Liabilities and Stockholders' Equity	$1,577,965	$78,880		$1,656,845

F- 11

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

F- 12

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended June 30, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Revenues
Sales of services	$914,358	$(319,041)	(A)	$595,317
Kiosk sales	18,351			18,351
Payment processing fees	12,602			12,602
Other	146			146
	945,457	(319,041)		626,416
Cost of Goods Sold
Sales of services	914,358	(333,044)	(A), (B)	581,314
Kiosk sales	10,311			10,311
Other	1,094	4,928	(E)	6,022
	925,763	(328,116)		597,647

Gross Profit	19,694	9,075	(B)	28,769

General and administrative	615,936			615,936
Depreciation and amortization	19,345			19,345
Total Expense	635,281	-		635,281

Loss from Operations	(615,587)	9,075		(606,512)

Other (expense) income	(3,912)	4,928	(E)	1,016
Interest expense, net	(2,992)			(2,992)
Foreign currency loss	(145,827)			(145,827)

Loss before Provision for Income Taxes	(768,318)	14,003		(754,315)
Provision for Income Taxes	-	-		-

Net Loss	(768,318)	14,003		(754,315)
Net loss attributable to non-controlling interest	-			-

Net Loss Attributable to Controlling Interest	$(768,318)	$14,003		$(754,315)

Net Loss Per Share - Basic and Diluted	$(0.01)	$0.00		$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	52,762,601	52,762,601		52,762,601

Other Comprehensive Income
Foreign currency translation adjustment	50,525	(1,349)		49,176

Total Comprehensive loss	(717,793)	12,654		(705,139)
Comprehensive loss attributable to non-controlling interest	-	-		-

Comprehensive Loss Attributable to Controlling Interest	$(717,793)	$12,654		$(705,139)

F- 13

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended June 30, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Revenues
Sales of services	$127,001	$(54,038)	(A)	$72,963
Kiosk sales	26,426			26,426
Payment processing fee	6,038			6,038
Other	-			-
	159,465	(54,038)		105,427
Cost of Goods Sold
Sales of services	128,618	(60,151)	(A), (B)	68,467
Kiosk sales	19,749			19,749
Other	2,603	2,510	(E)	5,113
	150,970	(57,641)		93,329

Gross Profit	8,495	3,603	(B)	12,098

General and administrative	363,647			363,647
Depreciation and amortization	8,479			8,479
Total Expense	372,126	-		372,126

Loss from Operations	(363,631)	3,603		(360,028)

Other (expense) income	(2,510)	2,510	(E)	-
Interest expense, net	-			-
Foreign currency loss	(172,884)			(172,884)

Loss before Provision for Income Taxes	(539,025)	6,113		(532,912)
Provision for Income Taxes	-	-		-

Net Loss	(539,025)	6,113		(532,912)
Net loss attributable to non-controlling interest	-			-

Net Loss Attributable to Controlling Interest	$(539,025)	$6,113		$(532,912)

Net Loss Per Share - Basic and Diluted	$(0.03)	$0.00		$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	21,477,682	21,477,682		21,477,682

Other Comprehensive Income
Foreign currency translation adjustment	47,422	(186)		47,236

Total Comprehensive loss	(491,603)	5,927		(485,676)
Comprehensive loss attributable to non-controlling interest	-	-		-

Comprehensive Loss Attributable to Controlling Interest	$(491,603)	$5,927		$(485,676)

F- 14

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Six Months Ended June 30, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Revenues
Sales of services	$1,669,898	$(576,597)	(A)	$1,093,301
Kiosk sales	149,323			149,323
Payment processing fee	13,580			13,580
Other	146			146
	1,832,947	(576,597)		1,256,350
Cost of Goods Sold
Sales of services	1,669,919	(604,719)	(A), (B)	1,065,200
Kiosk sales	123,668			123,668
Other	6,344	11,724	(E)	18,068
	1,799,931	(592,995)		1,206,936

Gross Profit	33,016	16,398	(B)	49,414

General and administrative	3,309,638			3,309,638
Depreciation and amortization	38,690			38,690
Total Expense	3,348,328	-		3,348,328

Loss from Operations	(3,315,312)	16,398		(3,298,914)

Other (expense) income	(7,709)	11,724	(E)	4,015
Interest expense, net	(5,984)			(5,984)
Foreign currency loss	(114,843)			(114,843)

Loss before Provision for Income Taxes	(3,443,848)	28,122		(3,415,726)
Provision for Income Taxes	-	-		-

Net Loss	(3,443,848)	28,122		(3,415,726)
Net loss attributable to non-controlling interest	-			-

Net Loss Attributable to Controlling Interest	$(3,443,848)	$28,122		$(3,415,726)

Net Loss Per Share - Basic and Diluted	$(0.06)	$0.00		$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	53,660,993	53,660,993		53,660,993

Other Comprehensive Income
Foreign currency translation adjustment	92,903	(745)		92,158

Total Comprehensive loss	(3,350,945)	27,377		(3,323,568)
Comprehensive loss attributable to non-controlling interest	-	-		-

Comprehensive Loss Attributable to Controlling Interest	$(3,350,945)	$27,377		$(3,323,568)

F- 15

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Six Months Ended June 30, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Revenues
Sales of services	$181,530	$(73,994)	(A)	$107,536
Kiosk sales	45,195			45,195
Payment processing fee	8,739			8,739
Other	-			-
	235,464	(73,994)		161,470
Cost of Goods Sold
Sales of services	186,749	(82,826)	(A), (B)	103,923
Kiosk sales	32,779			32,779
Other	2,603	4,631	(E)	7,234
	222,131	(78,195)		143,936

Gross Profit	13,333	4,201	(B)	17,534

General and administrative	793,371			793,371
Depreciation and amortization	16,920			16,920
Total Expense	810,291	-		810,291

Loss from Operations	(796,958)	4,201		(792,757)

Other (expense) income	(4,160)	4,631	(E)	471
Interest expense, net	-			-
Foreign currency loss	(213,189)			(213,189)

Loss before Provision for Income Taxes	(1,014,307)	8,832		(1,005,475)
Provision for Income Taxes	-	-		-

Net Loss	(1,014,307)	8,832		(1,005,475)
Net loss attributable to non-controlling interest	-			-

Net Loss Attributable to Controlling Interest	$(1,014,307)	$8,832		$(1,005,475)

Net Loss Per Share - Basic and Diluted	$(0.08)	$0.00		$(0.08)

Weighted Average Number of Shares Outstanding - Basic and Diluted	13,152,412	13,152,412		13,152,412

Other Comprehensive Income
Foreign currency translation adjustment	106,460	(208)		106,252

Total Comprehensive loss	(907,847)	8,624		(899,223)
Comprehensive loss attributable to non-controlling interest	-	-		-

Comprehensive Loss Attributable to Controlling Interest	$(907,847)	$8,624		$(899,223)

F- 16

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(3,443,848)	$28,122	(B)	$(3,415,726)
Less: loss attributable to non-controlling interest	-			-
Net loss	(3,443,848)	28,122		(3,415,726)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,190			17,190
Amortization expense	21,500			21,500
Equity based compensation charge	144,000			144,000
Shares issued for services	2,032,274			2,032,274
Non- cash investment in affiliates	(3,000)			(3,000)
Changes in Assets and Liabilities
Accounts receivable	(145,592)			(145,592)
Inventory	160,126			160,126
Recoverable IVA taxes and credits	125,861	(50,048)	(A), (B)	75,813
Other current assets	24,872	8,426	(B)	33,298
Other assets	(419)			(419)
Accounts payable and accrued expenses	94,783			94,783
IVA and other taxes payable	(158,219)	54,370	(A), (B)	(103,849)
Advances from customers	108,482	(40,125)	(B)	68,357
Interest accruals	5,987			5,987
CASH USED IN OPERATING ACTIVITIES	(1,016,003)	745		(1,015,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453)			(453)
NET CASH USED IN INVESTING ACTIVITIES	(453)	-		(453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	225,000			225,000
Proceeds from loans payable	-			-
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	-		225,000

Effect of exchange rate changes on cash and cash equivalents	92,903	(745)	(C)	92,158

NET DECREASE IN CASH	(698,552)			(698,552)
CASH AT BEGINNING OF PERIOD	833,612			833,612
CASH AT END OF PERIOD	$135,060	$-		$135,060

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-		$-
Cash paid for interest	$-	$-		$-

F- 17

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(1,014,308)	$8,833	(B)	$(1,005,475)
Less: loss attributable to non-controlling interest	-			-
Net loss	(1,014,308)	8,833		(1,005,475)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,920			16,920
Amortization expense	-			-
Equity based compensation charge	-			-
Shares issued for services	-			-
Non- cash investment in affiliates	-			-
Changes in Assets and Liabilities
Accounts receivable	(57,754)			(57,754)
Inventory	85,558			85,558
Recoverable IVA taxes and credits	(144,061)	2,687	(A), (B)	(141,374)
Other current assets	48,479	(2,122)	(B)	46,357
Other assets	(5,038)			(5,038)
Accounts payable and accrued expenses	23,556			23,556
IVA and other taxes payable	36,743	(1,306)	(A), (B)	35,437
Advances from customers	26,866	(7,884)	(B)	18,982
Interest accruals	-			-
CASH USED IN OPERATING ACTIVITIES	(983,039)	208		(982,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,819)			(1,819)
NET CASH USED IN INVESTING ACTIVITIES	(1,819)	-		(1,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	-			-
Proceeds from loans payable	719,962			719,962
NET CASH PROVIDED BY FINANCING ACTIVITIES	719,962	-		719,962

Effect of exchange rate changes on cash and cash equivalents	106,460	(208)	(C)	106,252

NET DECREASE IN CASH	(158,437)			(158,437)
CASH AT BEGINNING OF PERIOD	173,828			173,828
CASH AT END OF PERIOD	$15,391	$-		$15,391

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-			$-
Cash paid for interest	$-			$-

F- 18

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

The Restated financial statements reversed the difference between the gross revenue recorded and the payment processing fee actually earned on these transactions; and the cost of goods sold entries originally recorded were reversed. The value-added taxation recorded has been restated and we have brought this restatement to the attention of the Mexican revenue authorities and are in the process of correcting our tax returns.

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

The restated financial statements reduced the costs of goods sold recorded by the gross profit earned on these transactions with a corresponding reduction in prepaid expenditure. The net value added tax effect on these transactions was restated and we have brought this restatement to the attention of the Mexican revenue authorities and are in the process of correcting our tax returns.

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

F- 19

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $7,405,415 as of June 30, 2016 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

F- 20

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

7	INVENTORY

Inventory consisted of the following:

	June 30, 2016	December 31, 2015

Kiosks and accessories	$508,441	$668,567
	$508,441	$668,567

8	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	June 30, 2016	December 31, 2015

Computer equipment	$108,383	$107,929
Office equipment	14,712	14,712
Leasehold improvement	12,375	12,375
Total cost	135,470	135,016
Less: accumulated depreciation and amortization	(81,670)	(64,479)
Plant and equipment, net	$53,800	$70,537

Depreciation expense totaled $17,190 and $16,920 for the six months ended June 30, 2016 and 2015, respectively.

9	INTANGIBLES

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

F- 21

 QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	INTANGIBLES (continued)

Intangibles consisted of the following:

	June 30, 2016	December 31, 2015

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(25,083)	(3,583)
Intangibles, net	$189,917	$211,417

Amortization expense was $21,500 and $0 for the six months ended June 30, 2016 and 2015, respectively.

10	NOTES PAYABLE

Notes payable consisted of the following:

Description	Interest Rate	Maturity	June 30, 2016	December 31, 2015

YP Holdings LLC
Principal	12%	December 31, 2015	100,000	100,000
Accrued interest			9,307	3,320

Total notes payable			$109,307	$103,320

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC, pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest was due on December 31, 2015. The loan bears interest at a rate of 12%. The debt remains outstanding as of the date of this report and is expected to be settled during the current year.

11	STOCKHOLDERS’ EQUITY

a)	Common Stock

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

F- 22

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

a)	Common Stock (continued)

Included in common stock is restricted stock which vested on April 30, 2016.

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.10	2,880,000	$0.10	2,880,000	$0.10
$0.10	1,440,000	$0.10	1,440,000	$0.10
	4,320,000	$0.10	4,320,000	$0.10

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

F- 23

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

12	REVENUE

Revenue is derived from the following sources:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Sales of services	$595,317	$72,963	$1,093,301	$107,536
Payment processing fees	18,351	26,426	149,323	45,195
Kiosk sales	12,602	6,038	13,580	8,739
Other	146	-	146	-
	$626,416	105,427	$1,256,350	$161,470

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Restricted stock awards	$144,000	$-
Stock issued for services rendered	2,032,274	-
	$2,176,274	$-

F- 24

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

	Six Months Ended June 30, 2016 (Shares)	Six Months Ended June 30, 2015 (Shares)

Restricted stock awards – unvested	-	4,320,000
Warrants to purchase shares of common stock	6,219,200	-
	6,219,200	4,320,000

15	COMMITMENTS AND CONTINGENCIES

Qpagos Corporation operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 15, 2016. The monthly rental expense, including maintenance expenditure is $2,729.

The future minimum lease installments under this agreement as of June 30, 2016 is approximately $16,371.

16	SUBSEQUENT EVENTS

During the period, July 7, 2016 to October 17, 2016, the Company issued an additional 200,000 shares of common stock for gross proceeds of $150,000 to an investor in terms of executed Securities Purchase Agreements.

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

F- 25

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Qpagos Corporation’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Current Report on Form 8-K/A filed with the SEC on December 12, 2016. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q/A. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q/A. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos Corporation.

For information regarding the financial results of QPAGOS (formerly known as Asiya Pearls, Inc.), you should refer to Asiya’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and its Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016. As a result of the Merger that was consummated on May 12, 2016, the Company changed its fiscal year end to December 31 and filed a transition report on December 12, 2016 on form 10-Q/A for the period ended March 31, 2016. The Merger was treated as a reverse acquisition for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while Asiya Pearls, Inc. was treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in the Company’s financial statements filed with the SEC are those of Qpagos Corporation and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation. Accordingly, for clarity and continuity, we are presenting the historical financial statements for Qpagos Corporation for the periods presented. The financial statements presented in the Current Report on Form 8-K/A filed on May 12, 2016, the Transition Report on Form 10-Q/A filed on June 17, 2016 and this Quarterly Report on form 10-Q/A for the quarter ended June 30, 2016 are those of Qpagos Corporation and therefore, a review of the financial statements in our Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016 may not be meaningful on a quantitative or qualitative basis.

Overview of Restatement

In this Report on Form 10-Q/A, Qpagos (formerly known as Asiya Pearls, Inc.), together with its subsidiaries, the “Company”:

(a) restates its Consolidated Balance Sheet as of December 31, 2015 and June 30, 2016 and the related Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 and Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the three and six months June 30, 2016 and 2015;

(c) amends its Risk Factors as it relates to the six months ended June 30, 2016 and 2015.

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

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. The effects of the accounting errors identified and the restatement adjustments have been reflected in this section - Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report.

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

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the twelve months ended December 31, 2015 and for the six months ended June 30, 2016, Qpagos Corporation generated net revenues of $1,127,944 and $1,256,350, respectively, from our operations in Mexico. Our primary source of revenue are fees. Qpagos Corporation receives for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk rentals and sales. Qpagos Corporation currently has in excess of 160 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of August 1, 2016, we have deployed over 292 kiosks and terminals, and we service an additional 413 kiosks of an independent distributor. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

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

Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

Net revenue

Net revenues were $626,416 and $105,427 for the three months ended June 30, 2016 and 2015 respectively, an increase of $520,989 or 494.2%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 11,338,341 from MXN 1,616,785 for the three months ended June 30, 2016 and 2015, respectively, an increase of MXN 9,721,556 or 601.3%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid services sold from MXN 1,118,939 for the three months ended June 30, 2015 to MXN 10,775,425 for the three months ended June 30, 2016 the increased deployment of kiosks during the current period, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.3356 to $18.1003 or 18.0%, which results in a lower revenue growth in US $ terms of $112,930.

Cost of goods sold

Cost of goods sold was $597,647 and $93,329 for the three months ended June 30, 2016 and 2015, respectively, an increase of $504,318 or 540.4%. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 10,817,588 from MXN 1,431,263 for the three months ended June 30, 2016 and 2015, respectively, an increase of MXN 9,386,325 or 655.8%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid services sold. Cost of goods sold consists primarily of services acquired from third parties, such as prepaid services and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.3356 to $18.1003 or 18.0%, which results in a lower cost of sales in US $ terms of approximately $107,743.

Gross profit

Gross profit was $28,769 and $12,098 for the three months ended June 30, 2016 and 2015, respectively, an increase in profit of $16,671 or 137.8%. The decrease in gross profit as a percentage of revenue to 4.6% from 11.5% for the three months ended June 30, 2016 and 2015, respectively is primarily due to the volume of service sales which is at low margins due to the growth in our wholesale customer base, which offsets the higher margins we earn on our kiosk sales.

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

Other income

Other income was $1,016 and $0 for the three months ended June 30, 2016 and 2015, respectively.

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

Net loss

We incurred a net loss of $754,315 and $532,912, for the three months ended June 30, 2016 and 2015, respectively, an increase of $221,403 or approximately 41.5%, primarily due to the increased operating expenses discussed above.

Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

Net revenue

Net revenues were $1,256,350 and $161,470 for the six months ended June 30, 2016 and 2015 respectively, an increase of $1,094,880 or 678.1%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 22,689,495 from MXN 2,469,908 for the six months ended June 30, 2016 and 2015, respectively, an increase of MXN 20,219,587 or 818.6%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid services sold from MXN 1,645,224 in the six months ended June 30, 2015 to MXN 19,748,910 in the six months ended June 30, 2016 the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2791 to $18.0600 or 18.2%, which results in a lower revenue growth in US $ terms of $228,652.

Cost of goods sold

Cost of goods sold was $1,206,936 and $143,936 for the six months ended June 30, 2016 and 2015, respectively, an increase of $1,063,000 or 738.5%. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 21,796,730 from MXN 2,171,451 for the six months ended June 30, 2016 and 2015, respectively, an increase of MXN 19,625,279 or 903.8%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid services sold. Cost of goods sold consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN over the prior period, from $15.2791 to $18.0600 or 18.2%, which results in a lower cost of sales in US $ terms of approximately $219,636.

Gross profit

Gross profit was $49,414 and $17,534 for the six months ended June 30, 2016 and 2015, respectively, an increase in profit of $31,880 or 181.8%. The decrease in gross profit as a percentage of revenue to 3.9% from 10.9% for the six months ended June 30, 2016 and 2015, respectively is primarily due to the volume of service sales which is at low margins due to the growth in our wholesale customer base, which offsets the higher margins we earn on our kiosk sales.

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

Other income

Other income was $4,015 and $471 for the six months ended June 30, 2016 and 2015, respectively.

Interest expense, net

Interest expense of $5,984 during the six months ended June 30, 2016 consists primarily of interest on a loan due to YP Holdings. This loan with a principal balance of $100,000 remains outstanding and earns interest at 12% per annum.

Foreign currency loss

The foreign currency loss was $114,843 and $213,189 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $98,346. The decrease is primarily due to the conversion of US Dollar denominated loans in the prior year into equity prior to the current quarter. The Company continues to experience foreign currency losses on other US$ denominated liabilities, such as intercompany balances due to the strengthening of the US $ exchange rate from an average of $15.2791 for the six months ended June 30, 2015 to $18.0600 for the six months ended June 30, 2016, a strengthening of 18.2%.

Net loss

We incurred a net loss of $3,415,726 and $1,005,475, for the six months ended June 30, 2016 and 2015, respectively, an increase of $2,410,251 or approximately 239.7%, and which consist of the various items discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $7,405,415 through June 30, 2016 and incurred negative cash flow from operations of $1,015,258 for the six months ended June 30, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At June 30, 2016, we had cash of $135,060 and a working capital of $987,968. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and we will need to raise additional funds as either loan funds or additional equity funds to continue our operations.

We utilized $1,015,258, and $982,831 of cash in operating activities for the six months ended June 30, 2016 and 2015, respectively, an increase of $32,427 or 3.3%. The increase was primarily due to an increase in operating expenditure of $215,207 offset by a decrease in working capital expenditure of $182,781.

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

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee, in quarterly instalments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

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

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. In addition to the risks related to our business set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the risks described below before investing in us. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

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

For the six months ended June 30, 2016 and for the years ended December 31, 2015, we incurred a net loss of $3.4 million and $2.5 million, respectively. We have an accumulated deficit of $7.4 million through June 30, 2016. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

As of the date of this Quarterly Report on Form 10-Q/A, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 71% of our outstanding voting securities as of the date hereof. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

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

