Form 10-Q
period 2016-09-30
QPAGOS
filed 2016-12-13
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒ * (Note : Prior to June 9, 2016, the registrant was a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has voluntarily filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 55,454,000 shares of common stock, $0.0001 par value per share as of December 12, 2016.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS and its direct and indirect subsidiaries, Qpagos Corporation, Qpagos S.A.P.I. de C.V. and Redpag S.A.P.I de C.V.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

Item 1.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

TABLE OF CONTENTS

September 30, 2016

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(as restated)
Assets

Current Assets
Cash	$25,638	$832,159
Accounts receivable, net	59,059	242,075
Inventory	480,046	668,567
Recoverable IVA taxes and credits	358,521	417,897
Other current assets	149,778	52,014
Total Current Assets	1,073,042	2,212,712

Non-Current Assets
Plant and equipment, net	45,205	70,537
Intangibles, net	179,167	211,417
Investment	3,000	-
Other assets	10,447	11,712
Total Non-Current Assets	237,819	293,666
Total Assets	$1,310,861	$2,506,378

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$237,159	$38,372
Notes payable	172,328	103,320
IVA and other taxes payable	111,686	192,044
Advances from customers	8,324	1,986
Total Current Liabilities	529,497	335,722

Total Liabilities	529,497	335,722

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,394,000 and 44,784,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	5,540	4,478
Additional paid-in-capital	8,239,527	5,735,861
Accumulated deficit	(8,031,286)	(3,989,689)
Accumulated other comprehensive income	567,583	420,006
Total stockholder's equity - controlling interest	781,364	2,170,656
Non-controlling interest	-	-
Total Stockholders' Equity	781,364	2,170,656
Total Liabilities and Stockholders' Equity	$1,310,861	$2,506,378

See notes to the unaudited condensed consolidated financial statements

F - 2

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net Revenue	$769,897	$363,580	$2,026,248	$525,050

Cost of Goods Sold	736,021	311,779	1,942,957	455,715

Gross Profit	33,876	51,801	83,291	69,335

General and administrative	536,156	360,610	3,845,798	1,153,981
Depreciation and amortization	19,345	8,583	58,034	25,503
Total Expense	555,501	369,193	3,903,832	1,179,484

Loss from Operations	(521,625)	(317,392)	(3,820,541)	(1,110,149)

Other income	636	-	4,651	471
Interest expense, net	(3,025)	-	(9,008)	-
Foreign currency loss	(101,854)	(205,179)	(216,699)	(418,368)

Loss before Provision for Income Taxes	(625,868)	(522,571)	(4,041,597)	(1,528,046)
Provision for Income Taxes	-	-	-	-

Net Loss	(625,868)	(522,571)	(4,041,597)	(1,528,046)
Net loss attributable to non-controlling interest	-	-	-	-

Net Loss Attributable to Controlling Interest	$(625,868)	$(522,571)	$(4,041,597)	$(1,528,046)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.07)	$(0.07)

Weighted Average Number of Shares Outstanding - Basic and Diluted	55,344,870	37,184,000	54,226,382	21,250,969

Other Comprehensive Income
Foreign currency translation adjustment	55,418	156,873	147,577	263,353

Total Comprehensive loss	(570,450)	(365,698)	(3,894,020)	(1,264,694)
Comprehensive loss attributable to non-controlling interest	-	-	-	-

Comprehensive Loss Attributable to Controlling Interest	$(570,450)	$(365,698)	$(3,894,020)	$(1,264,694)

See notes to the unaudited condensed consolidated financial statements

F - 3

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2016 TO SEPTEMBER 30, 2016 (Unaudited)

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of December 31, 2015 as previously reported	49,809,000	$4,981	$5,733,811	$(4,019,428)	$422,584	$2,141,948	$-	$2,141,948

Correction of prior period errors	(5,025,000)	(503)	2,050	29,739	(2,578)	28,708	-	28,708

Balance as of December 31, 2015 as restated	44,784,000	4,478	5,735,861	(3,989,689)	420,006	2,170,656		2,170,656

Equity based compensation	-	-	144,000	-	-	144,000	-	144,000

Shares issued for services	5,145,000	515	2,031,760	-	-	2,032,275	-	2,032,275

Shares retained by accounting acquiree in reverse merger transaction	5,025,000	503	(2,050)	-	-	(1,547)		(1,547)

Shares issued for cash	440,000	44	329,956	-	-	330,000	-	330,000

Translation adjustment	-	-	-	-	147,577	147,577	-	147,577

Net loss for the nine months ended September 30, 2016	-	-	-	(4,041,597)	-	(4,041,597)	-	(4,041,597)

Balance as of September 30, 2016	55,394,000	$5,540	$8,239,527	$(8,031,286)	$567,583	$781,364	$-	$781,364

See notes to unaudited condensed consolidated financial statements

F - 4

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(4,041,597)	$(1,528,046)
Less: loss attributable to non-controlling interest	-	-
Net loss	(4,041,597)	(1,528,046)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,246	25,063
Amortization expense	32,788	440
Provision for bad debt	103,888	-
Equity based compensation charge	144,000	166,715
Shares issued for services	2,032,275	-
Non- cash investment in affiliates	(3,000)	-
Changes in Assets and Liabilities
Accounts receivable	79,130	(320,303)
Inventory	188,521	29,513
Recoverable IVA taxes and credits	59,376	(200,006)
Other current assets	(97,765)	63,366
Other assets	1,265	(3,460)
Accounts payable and accrued expenses	198,786	(19,283)
IVA and other taxes payable	(80,358)	98,594
Advances from customers	6,338	41,196
Interest accruals	9,009	-
CASH USED IN OPERATING ACTIVITIES	(1,342,098)	(1,646,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reverse merger net liabilities	(1,547)	-
Purchase of property and equipment	(453)	(3,975)
Intangibles assets	-	(115,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,000)	(118,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	330,000	883,050
Proceeds from loans payable	60,000	586,597
NET CASH PROVIDED BY FINANCING ACTIVITIES	390,000	1,469,647

Effect of exchange rate changes on cash and cash equivalents	147,577	263,353

NET DECREASE IN CASH	(806,521)	(32,186)
CASH AT BEGINNING OF PERIOD	832,159	173,828
CASH AT END OF PERIOD	$25,638	$141,642

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$-	$2,909,423

See notes to the unaudited condensed consolidated financial statements

F - 5

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation (“QPAGOS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of QPAGOS (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of QPAGOS common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, QPAGOS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current QPAGOS stockholder of 5,000,000 shares of Common Stock agreed to return to QPAGOS 4,975,000 shares of Common Stock held by such holder to QPAGOS and the then-current QPAGOS stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of QPAGOS retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of QPAGOS common stock which represented approximately 91% of the outstanding Common Stock.

The Merger is being treated as a reverse acquisition of QPAGOS, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation is treated as the acquirer for accounting and financial reporting purposes while QPAGOS is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in this Quarterly Report on Form 10-Q and that will be reflected in the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

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

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos and Redpag to give effect to a reverse merger transaction (the "Reverse Merger''). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos and Redpag effectively received shares in Qpagos Corporation, through various consulting and management agreements entered into with Qpagos Corporation and sold an effective 99.996% and 99.990% of the outstanding shares on Qpagos and Redpag, respectively to Qpagos Corporation. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, Qpagos Corporation became the parent of Qpagos and Redpag and assumed the operations of these two companies as its sole business.

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

F - 6

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of Qpagos Corporation included in the current report on Form 8-K/A as filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2016.

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

F - 7

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our unaudited condensed consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our unaudited condensed consolidated statements of cash flows.

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our unaudited condensed consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

g)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2015, the Company had cash balances in the United States, which exceeded the federally insured limits by $531,238. At September 30, 2016, cash balances in the United States did not exceed the federally insured limit.

h)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2016.

i)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at September 30, 2016.

F - 8

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Inventory

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

k)	Revenue Recognition

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $8,031,286 as of September 30, 2016 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

4	INVENTORY

Inventory consisted of the following:

	September 30, 2016	December 31, 2015

Kiosks and accessories	$480,046	$668,567
	$480,046	$668,567

F - 9

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	September 30, 2016	December 31, 2015

Computer equipment	$108,383	$107,929
Office equipment	14,712	14,712
Leasehold improvement	12,375	12,375
Total cost	135,470	135,016
Less: accumulated depreciation and amortization	(90,265)	(64,479)
Plant and equipment, net	$45,205	$70,537

Depreciation expense totaled $25,246 and $25,063 for the nine months ended September 30, 2016 and 2015, respectively.

6	INTANGIBLES

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

Intangibles consisted of the following:

	September 30, 2016	December 31, 2015

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(35,833)	(3,583)
Intangibles, net	$179,167	$211,417

Amortization expense was $32,788 and $440 for the nine months ended September 30, 2016 and 2015, respectively.

7	NOTES PAYABLE

Notes payable consisted of the following:

	Interest		September 30,	December 31,
Description	Rate	Maturity	2016	2015

YP Holdings LLC	12%	December 31, 2015	112,328	103,320
Strategic IR	10%	March 28, 2017	50,000	-
Gaston Pereira	6%	March 15, 2017	10,000	-

Total notes payable			$172,328	$103,320

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC, pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest was due on December 31, 2015. The loan bears interest at a rate of 12%. The debt remains outstanding as of the date of this report and is expected to be settled within 12 months.

Strategic IR

Effective September 29, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on March 28, 2017.

Gaston Pereira

On September 15, 2016, the Company executed a revolving line of credit note for $100,000 with our CEO pursuant to the terms of a Revolving Line of Credit Agreement. The note bears interest at 6% and is due and payable 6 months from the effective date. Provided the borrower is not in default, the borrower may extend and renew the note for an additional 6 month term. As of December 12, 2016, the outstanding balance under the revolving line of credit was $20,000.

F - 10

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and issued and has outstanding 55,394,000 shares of common stock as of September 30, 2016.

The following common shares were issued by the Company during the nine months ended September 30, 2016:

i.	On February 16, 2016, the Company entered into consulting agreements with Gibbs Investment Holdings, Gibbs International, Eurosa, Inc. and Robert Skaff, in terms of which the parties have provided consulting services to the Company and continue to provide such services and were issued a total of 2,572,500 common shares of Qpagos Corporation, which were subsequently converted to 5,145,000 shares of the Company.

ii.	During the period, May 16, 2016 to August 23, 2016, in terms of subscription agreements entered into, the Company issued 440,000 shares to a shareholder for gross proceeds of $330,000.

Included in common stock is restricted stock which vested on April 30, 2016:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.10	2,880,000	$0.10	2,880,000	$0.10
$0.10	1,440,000	$0.10	1,440,000	$0.10
	4,320,000	$0.10	4,320,000	$0.10

The Company has recorded an expense of $144,000 and $166,715 for the nine months ended September 30 2016 and 2015, respectively, relating to the restricted stock awards.

b)	Preferred Stock

The Company has authorized 25,0000,000 shares of preferred stock with a par value of $0.0001, no preferred stock is issued and outstanding as of September 30, 2016.

c)	Warrants

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

F - 11

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

c)	Warrants

The warrants outstanding and exercisable at September 30, 2016 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years

$0.625	6,219,200	4.00	$0.625	6,219,200	$0.625	4.00

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2016 and December 31, 2015, respectively.

d)	Reverse merger transaction

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation entered into the Merger Agreement with QPAGOS Corporation and Merger Sub.  Pursuant to the Merger Agreement, on May 12, 2016 the Merger was consummated and Qpagos Corporation and Merger Sub merged with Qpagos Corporation continued as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporations’ capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of QPAGOS Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, QPAGOS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current QPAGOS stockholder of 5,000,000 shares of Common Stock agreed to return to QPAGOS 4,975,000 shares of Common Stock held by such holder to QPAGOS and the then-current QPAGOS stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of QPAGOS retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of QPAGOS common stock which is approximately 91% of the QPAGOS Common Stock outstanding. The common shares in issue by Qpagos Corporation prior to the consummation of the reverse merger transaction have been retroactively adjusted to reflect the number of shares outstanding as if the merger had taken place on the earliest date.

F - 12

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	REVENUE

Revenue is derived from the following sources:

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Sales of services	$736,936	$218,377	$1,830,237	$325,913
Payment processing fees	16,532	17,971	30,113	26,710
Kiosk sales	16,429	127,099	165,752	172,294
Other	-	133	146	133
	$769,897	363,580	$2,026,248	$525,050

10	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Restricted stock awards	$144,000	$166,715
Stock issued for services rendered	2,032,275	-
	$2,176,275	$166,715

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2016 and 2015, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine Months Ended September 30, 2016 (Shares)	Nine Months Ended September 30, 2015 (Shares)

Restricted stock awards – unvested	-	1,160,000
Shares of common stock	6,219,200	6,219,200
	6,219,200	7,379,200

F - 13

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	COMMITMENTS AND CONTINGENCIES

Qpagos Corporation operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 15, 2016. The monthly rental expense, including maintenance expenditure is $2,729.

The future minimum lease installments under this agreement as of September 30, 2016 is approximately $8,185.

13	SUBSEQUENT EVENTS

On October 7, 2016 and October 17, 2016, the Company issued an additional 60,000 shares of common stock for gross proceeds of $45,000 to an investor in terms of an executed Securities Purchase Agreement.

Between October 14, 2016 and November 23, 2016, the Company executed five unsecured promissory notes totaling $225,000, with investors, each promissory note bearing interest at 10% per annum and maturing between February 13,2017 and November 23, 2017.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F - 14

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Qpagos Corporation’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Current Report on Form 8- K/A filed with the SEC on December 12, 2016. Th is discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q . The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos Corporation.

For information regarding the financial results of QPAGOS (formerly known as Asiya Pearls, Inc.), you should refer to Asiya’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and its Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016. As a result of the Merger that was consummated on May 12, 2016, the Company changed its fiscal year end to December 31 and filed a transitions report on December 12, 2016 on  Form 10- Q/A for the period ended March 31, 2016. The Merger was treated as a reverse acquisition for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while Asiya Pearls, Inc. was treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in the Company’s financial statements filed with the SEC are those of Qpagos Corporation and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation. Accordingly, for clarity and continuity, we are presenting the historical financial statements for Qpagos Corporation for the periods presented. The financial statements presented in the Current Report on Form 8-K/A filed on December 12, 2016,  the Transition Report on Form 10-Q/A filed on December 12,  2016 and this Quarterly Report on form 10-Q for the quarter ended September 30, 2016 are those of Qpagos Corporation and therefore, a review of the financial statements in our Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on December 10, 2015, and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the SEC on February 19, 2016 may not be meaningful on a quantitative or qualitative basis.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 107 million mobile subscribers in Mexico, 88% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and have expanded our service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the third quarter of 2016 our platform had integrated over 110 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the twelve months ended December 31, 2015 and for the nine months ended September 30, 2016, Qpagos Corporation generated net revenues of $1,127,944 and $2,026,248, respectively, from our operations in Mexico. Our primary sources of revenue are sales of prepaid services and payment processing fees. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 110 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of December 1, 2016, we have deployed over 201 kiosks and terminals, and we service an additional 450 kiosks of an independent distributor. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

In addition, we have developed an electronic wallet which should enable consumers to hold balances in its kiosks for future use or to receive change. Launched in the first quarter of 2016 customers can now use cash and/or stored value to pay for goods and services across physical or virtual environments interchangeably. Also in the first quarter of 2016, we launched our mobile app by which smart phone users can now access the exact menu of services available in our kiosks and make payments from the convenience of their phones. Cash is uploaded to the electronic wallet app via kiosks.

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

Management Discussion and Analysis of financial condition

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements as of September 30, 2016 and 2015, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires QPAGOS to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015

Net revenue

Net revenues were $769,897 and $363,580 for the three months ended September 30, 2016 and 2015 respectively, an increase of $406,317 or 111.8%. Qpagos operates in Mexico and its functional currency is the Mexican Peso. Qpagos revenue in Mexican Pesos increased to MXN 14,426,090 from MXN 5,973,219 for the three months ended September 30, 2016 and 2015, respectively, an increase of MXN 8,452,871 or 141.5%. The increase in revenue in MXN Pesos is primarily due to an increase in the volume of prepaid services sold from MXN 3,587,689 for the three months ended September 30, 2015 to MXN 13,808,490 for the three months ended September 30, 2016, the increased deployment of kiosks during the current period, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN Peso over the prior period, from $16.4289 to $18.7377 or 14.1%, which results in a lower revenue growth in US $ terms of $108,195.

Cost of goods sold

Cost of goods sold was $736,021 and $311,779 for the three months ended September 30, 2016 and 2015, respectively, an increase of $424,242 or 136.1%. Qpagos’ cost of goods sold in Mexican Pesos increased to MXN 13,791,347 from MXN 5,122,194 for the three months ended September 30, 2016 and 2015, respectively, an increase of MXN 8,669,153 or 169.2%. The increase in cost of goods sold in MXN Pesos is primarily due to the increase in the volume of prepaid services sold. Cost of goods sold consists primarily of services acquired from third parties, such as prepaid services and the cost of the kiosks and any retrofitted components. The average US $ exchange rate has strengthened against the MXN Peso over the prior period, from $16.4289 to $18.7377 or 14.1%, which results in a lower cost of sales in US $ terms of approximately $103,435.

Gross profit

Gross profit was $33,876 and $51,801 for the three months ended September 30, 2016 and 2015, respectively, a decrease in gross profit of $17,925 or 34.6%. The decrease in gross profit as a percentage of revenue to 4.4% from 14.2% for the three months ended September 30, 2016 and 2015, respectively is primarily due to the volume of wholesale service sales which is at low margins due to the growth in our wholesale customer base, which offsets the higher margins we earn on our kiosk sales and services and payment processing fees we earn on the Company owned kiosks.

Total expenses

Total expenses were $555,501 and $369,193 for the three months ended September 30, 2016 and 2015, respectively, an increase of $186,308 or 50.5%.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $536,156 and $360,610 for the three months September 30, 2016 and 2015, respectively, an increase of $175,546 or 48.7%. QPAGOS has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico was $370,293 and $333,902 for the three months ended September 30, 2016 and 2015, respectively, an increase of $36,391 or 10.9%. This increase was partially offset by $52,038, which can be attributed to the weakening of the MXN Peso against the US Dollar over the prior period by 14.1%. The expenses in Mexican Pesos increased to MXN 6,938,430 from MXN 5,485,645 for the three months ended September 30, 2016 and 2015, respectively, an increase of MXN 1,452,785 or 26.5%. The increase is primarily due to:

a)	an increase in the provision for bad debt of MXN 1,629,613;
b)	an increase in consulting fees of MXN 84,814;
c)	offset by a decrease in payroll and related costs of 16% as part of the Company’s effort to control cost and streamline the business;
d)	Further offset by a reduction of other minor overhead expenses.

ii	The general and administrative expenditure in the US was $165,864 and $26,708 for the three months ended September 30, 2016 and 2015 respectively, there was minimal US infrastructure in the prior year. The US expenditures are primarily due to:
a)	Audit fees of $10,000 relating to the audit for the year ended December 31, 2015 and 2014.
b)	Legal fees of 8,309 related to general corporate matters.
c)	Consulting fees of $101,637 related to our information technology and $24,750 related to accounting services.

b.	Depreciation and amortization was $19,345 and $8,583 for the three months ended September 30, 2016 and 2015, respectively, an increase of $10,762 or 125.4%, the increase is primarily due to the amortization of the software license agreements entered into which have an estimated useful life of 5 years.

Other income

Other income was $636 and $0 for the three months ended September 30, 2016 and 2015, respectively.

Interest expense, net

Interest expense of $3,025 during the three months ended September 30, 2016 consists primarily of interest on a loan due to YP Holdings. This loan with a principal balance of $100,000 remains outstanding and earns interest at 12% per annum.

Foreign currency loss

The foreign currency loss was $101,854 and $205,179 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $103,325. The decrease is primarily due to the conversion of US Dollar denominated loans in the prior year into equity prior to the current quarter. We continue to experience foreign currency losses on other US$ denominated liabilities, such as intercompany balances due to the strengthening of the US $ exchange rate from an average of $16.4289 for the quarter ended September 30, 2015 to $18.7377 for the quarter ended September 30, 2016, a strengthening of 14.1%.

Net loss

We incurred a net loss of $625,868 and $522,571, for the three months ended September 30, 2016 and 2015, respectively, an increase of $103,297 or approximately 19.8%, primarily due to the increased operating expenses discussed above.

Results of Operations for the Nine Months Ended September 30, 2016 and September 30, 2015

Net revenue

Net revenues were $2,026,248 and $525,050 for the nine months ended September 30, 2016 and 2015 respectively, an increase of $1,501,198 or 285.9%. Qpagos operates in Mexico and its functional currency is the Mexican Peso. Qpagos’ revenue in Mexican Pesos increased to MXN 37,115,585 from MXN 8,443,126 for the nine months ended September 30, 2016 and 2015, respectively, an increase of MXN 28,672,459 or 339.6%. The increase in revenue in MXN Pesos is primarily due to an increase in the volume of prepaid services sold from MXN 5,232,913 in the nine months ended September 30, 2015 to MXN 33,557,400 in the nine months ended September 30, 2016 the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior year. The average US $ exchange rate has strengthened against the MXN Peso over the prior period, from $15.6623 to $18.2859 or 16.8%, which results in a lower revenue growth in US $ terms of $343,492.

Cost of goods sold

Cost of goods sold was $1,942,957 and $455,715 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1,487,242 or 326.4%. Qpagos’ cost of goods sold in Mexican Pesos increased to MXN 35,588,077 from MXN 7,293,645 for the nine months ended September 30, 2016 and 2015, respectively, an increase of MXN 28,294,432 or 387.9%. The increase in cost of goods sold in MXN Pesos is primarily due to the increase in the volume of prepaid services sold. Cost of goods sold consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted component. The average US $ exchange rate has strengthened against the MXN Peso over the prior period, from $15.6623 to $18.2859 or 16.8%, which results in a lower cost of sales in US $ terms of approximately $329,255.

Gross profit

Gross profit was $83,291 and $69,335 for the nine months ended September 30, 2016 and 2015, respectively, an increase in profit of $13,956 or 20.1%. The decrease in gross profit as a percentage of revenue to 4.1% from 13.2% for the nine months ended September 30, 2016 and 2015, respectively is primarily due to the volume of wholesale service sales which is at low margins due to the growth in our wholesale customer base, which offsets the higher margins we earn on our kiosk sales and services and payment processing fees we earn on the Company owned kiosks.

Total expenses

Total expenses were $3,903,832 and $1,179,484 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2,724,348 or 231.0%.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $3,845,798 and $1,153,981 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2,691,817 or 233.3%. Qpagos has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico was $1,052,495 and $1,127,273 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $74,778 or 6.6%, of this decrease, $30,809 can be attributed to the weakening of the MXN Peso against the US Dollar over the prior period by 16.8%. The expenses in Mexican Pesos increased to MXN 19,257,597 from MXN 17,603,865 for the nine months ended September 30, 2016 and 2015, respectively, an increase of MXN 1,653,732 or 9.4%. The increase is primarily due to:

a)	an increase in the provision for bad debt of MXN 1,629,613;
b)	an increase in consulting fees of MXN 225,685;
c)	offset by a decrease in payroll and related costs of 3.6% as part of the Company’s effort to control cost and streamline the business;
d)	further offset by a reduction of other minor overhead expenses.

ii.	The general and administrative expenditure in the US was $2,793,300 and $26,708 for the nine months ended September 30, 2016 and 2015 respectively, there were no significant US infrastructure in the prior year. The increase is primarily due to:

a)	Consulting fees expensed of $2,032,275 relating to consulting agreements entered into with various parties to assist us in developing the Mexican market, these consulting fees were settled by the issue of 2,572,500 shares of common stock of Qpagos Corporation which were exchanged for 5,145,000 shares of our Common Stock upon consummation of the reverse merger.
b)	Executive salaries and consulting fees related to our information technology of $301,591 and $78,000 related to accounting services.
c)	Audit fees of $80,000 relating to the audit for the year ended December 31, 2015 and 2014.
d)	Legal fees of $63,797 primarily due to the reverse merger of the Company
e)	Restricted stock awards of $144,000 related to the value of restricted stock issued to management in the prior year which was fully vested on April 30, 2016.

b.	Depreciation and amortization was $58,034 and $25,503 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $32,531 or 127.6%, the increase is primarily due to the amortization of the license agreements entered into which have an estimated useful life of 5 years.

Other income

Other income totaled $4,651 and $471 for the nine months ended September 30, 2016 and 2015, respectively.

Interest expense, net

Interest expense of $9,008 during the nine months ended September 30, 2016 consists primarily of interest on a loan due to YP Holdings. This loan with a principal balance of $100,000 remains outstanding and earns interest at 12% per annum.

Foreign currency loss

The foreign currency loss was $216,699 and $418,368 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $201,669. The decrease is primarily due to the conversion of US Dollar denominated loans in the prior year into equity prior to the current quarter. The Company continues to experience foreign currency losses on other US$ denominated liabilities, such as intercompany balances due to the strengthening of the US $ exchange rate from an average of $16.6623 for the nine months ended September 30, 2015 to $18.2859 for the nine months ended September 30, 2016, a strengthening of 9.7%.

Net loss

We incurred a net loss of $4,041,597 and $1,528,046, for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2,513,551 or approximately 164.5%, and which consist of the various items discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $8,031,286 through September 30, 2016 and incurred negative cash flow from operations of $1,342,098 for the nine months ended September 30, 2016. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, repay our outstanding note obligations and take advantage of business opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise ad may have to significantly curtail our operations.

At September 30, 2016, we had cash of $25,638 and a working capital of $543,545. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $1,342,098, and $1,646,211 in operating activities for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $304,113 or 18.5%. Primarily due to an additional $387,737 increase in cash operating expenditure before working capital changes offset by an improvement in working capital flows from a cash expenditure of $310,403 in the prior year to a net cash release of $364,302 during the current period, an improvement of $674,686.

We had minimal investment in property and equipment of $453 and $3,975 for the nine months ended September 30, 2016 and 2015.

We funded our operations by utilizing our cash balances and raising an additional $330,000 by the issue of common securities to certain investors in a private placement and an additional $60,000 was raised in debt issuances.

Subsequent to September 30, 2016 we raised the following funds:

•	an additional $225,000 was raised in debt issuances from five investors. The investors were issued notes in the aggregate principal amount of $225,000 that bear interest at a rate of 10% per annum and mature between February 13, 2017 and November 23, 2017, we will need to generate additional revenue from operations or raise further debt or equity funding in the next two months to repay these notes.
•	An additional $45,000 through the issuance of 60,000 shares of common stock

We have minimal commitments which include a lease of premises, with a future commitment of $8,185 for the year ending December 31, 2016.

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee in quarterly installments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

Our primary financial commitments as of the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement is summarized as follows:

Amount

2016	$5,100
2017	20,100
2018	20,100
2019	20,100
2020 and thereafter	107,167
$172,567

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2016 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QPAGOS’ operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about its ability to continue as a going concern.  The condensed consolidated financial statements of QPAGOS for the three months and nine months ended September 30, 2016 do not include any adjustments that might result from the outcome of this uncertainty.  If we or Qpagos Corporation cannot raise adequate capital on acceptable terms or generate sufficient revenue from operations, we and Qpagos Corporation will need to revise our business plans.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the nine months ended September 30, 2016 and for the years ended December 31, 2015, we incurred a net loss of $4.0 million and $2.5 million, respectively. We have an accumulated deficit of $8.0 million through September 30, 2016. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We are exposed to currency risks. Our financial statements are expressed in U.S. dollars, while its revenues and expenses are in Mexican pesos. Accordingly, its results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the year ended December 31, 2015, we incurred a foreign currency loss of ($ 466,920) attributable to the deterioration of the Mexican Peso against the US Dollar. However, during the nine months ended September 30, 2016, we had a foreign currency loss of $(216,699).

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

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we have raised an aggregate of $7,115,187 from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 to implement our current business plan and repay our outstanding debt. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease its operations, which could result in the loss to investors of their investment in our securities.

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

We have restated out consolidated financial statements as of December 31, 2015 and December 31, 2014 and March 31, 2016 and June 30, 2016.

We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we: (i) have retained a part-time Chief Financial Officer to segregate the duties of Chief Executive Officer and Chief Financial Officer; (ii) are in the process of establishing a review process for key aspects of our financial reporting process, including the accounting for complex transactions; (iii) expanding our finance and accounting staff and (iv) will seek to establish better operating controls and involve our board of directors in our internal controls process, which will involve establishing formal procedures to communicate deficiencies in internal controls on a timely basis, and encourage our board of directors to more actively participate in guiding management as it relates to internal controls matters. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. Regardless, following the completion of this offering we will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the Nine months ended September 30, 2016

During July 2016, we sold an aggregate of 140,000 shares of common stock to a certain investor for gross proceeds of $105,000. The issuances of the common stock were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

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

QPAGOS

Date: December 13, 2016	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: December 13, 2016	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)