Form 10-K
period 2016-12-31
QPAGOS
filed 2017-04-17
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-192877

QPAGOS

(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Paseo del la Reforma 404 Piso 15 PH
Col. Juarez, Del. Cuauhtemoc
Mexico, D.F. C.P. 06600

(Address of principal executive offices) (Zip Code)

+52 (55) 55-110-110

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
(Title of Class)	None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file,  a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2016, (the last business day of the registrants most recently completed second quarter) was approximately $50,530,200 based on $1.05, the price at which the registrants common stock was last sold on June 30, 2016.

As of April 11, 2017, the issuer had 55,604,000 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business, “Part 1A “Risk Factors” And Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations, but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Qpagos,” refer to Qpagos and its subsidiaries.

You should refer to Item 1A. “Risk Factors.”” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business

Overview

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

We provide an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. We help consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, we license technology that can be used to pay bills, add minutes to mobile phones, purchase transportation tickets, shop online, buy digital services or send money to third parties.

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 109 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and have expanded to service providers beyond the mobile telephone operators to service provides of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the first quarter of 2017 our platform had integrated 130 such services.

Our primary strategy in Mexico to date has been the attraction of additional service providers, the sale of self-service kiosks across multiple verticals and the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the year ended December 31, 2016 and 2015, QPAGOS generated net revenues of $2,691,896 and $1,127,944, respectively, from its operations in Mexico, and increase of 139%. QPAGOS primary source of revenue are fees it receives for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. QPAGOS currently has in excess of 130 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of December 31, 2016, QPAGOS deployed over 272 kiosks and terminals and services an additional 440 terminals of its independent distributors. QPAGOS kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

In addition, QPAGOS has contracted for an electronic wallet which should enable consumers to hold balances in its kiosks for future use or to receive change. Launched in the first quarter of 2016 customers can now use cash and/or stored value in order to pay for goods and services across physical or virtual environments interchangeably. Also in the first quarter of 2016, QPAGOS launched our mobile app through which smart phone users can now access the exact menu of services available in our kiosks and make payments from the convenience of their phones. Cash is uploaded to the electronic wallet app via kiosks.

We believe that QPAGOS’ platform provides simple and intuitive user interfaces, convenient access and best-in-class services. QPAGOS runs its network and process its transactions using a proprietary, advanced technology platform that leverages the latest virtualization, analytics and security technologies to create a fast, highly reliable, secure and redundant system. We believe that the breadth and reach of this network, along with the proprietary nature of its technology platform, differentiate us from our competitors and allow us to effectively manage and update our services and realize significant operating leverage with growth in volumes.

Developments During 2016

On February 11, 2016 Qpagos entered into a consulting agreement with Yogipay Corporation, to provide consulting services to Yogipay Corporation with respect to establishing operations in the United States similar to those conducted by Qpagos. In consideration of the provision of the services Qpagos was issued 3,000,000 shares of common stock of Yogipay Corporation. Mr Samrad Harake is the manager of Gibbs Investment Holdings, the owner of 30.5% of the outstanding equity of Yogipay Corporation, and his spouse also owns 30.5% of the outstanding equity of Yogipay Corporation.

On May 12, 2016, Qpagos Corporation entered into the “Merger Agreement” with QPAGOS and “Merger Sub”. Pursuant to the Merger Agreement, on May 12, 2016 Qpagos Corporation and Merger Sub merged, and Qpagos Corporation continued as the surviving corporation of the Merger and became a wholly owned subsidiary of QPAGOS. As a result of the Merger, each outstanding share of Qpagos Corporation common stock was converted into the right to receive two shares of QPAGOS common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, we issued, and Qpagos Corporation stockholders received in a tax-free exchange, shares of our common stock such that Qpagos Corporation stockholders owned approximately 91% of our company immediately after the Merger. In addition, each outstanding warrant of Qpagos Corporation was assumed by us and converted into a warrant to acquire a number of shares of our common stock equal to twice the number of shares of common stock of Qpagos Corporation subject to the warrant immediately before the effective time of the Merger at an exercise price per share of Company common stock equal to 50% of the warrant exercise price for Qpagos Corporation common stock. There are no outstanding stock options of Qpagos Corporation.

On May 27, 2016, we changed our name from Asiya Pearls, Inc. to QPAGOS.

On January 27, 2017, the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000. The Note has a maturity date of July 27, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. In connection with the issuance of the Note, the Company issued, as a commitment fee, 150,000 shares of its common stock (the “Returnable Shares”). The Returnable Shares will be returned to the Company’s treasury if no Event of Defaults (as defined in the Note) has occurred on or prior to the date that the Note is fully repaid and satisfied. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price based on a pre-determined formula.

On February 6, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $200,000. The Note has a maturity date of November 6, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the three (3) lowest trading bid prices during the previous ten (10) trading days to the date of conversion.

On February 21, 2017, the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000. The Note has a maturity date of November 21, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser at a pre-determined formula. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a pre-determined formula set forth in the Note.

On March 6, 2017, the company approved the renewal of three notes with an aggregate principal of $125,000 for up to an additional 120 days at a 15% interest rate.

On March 7, 2017, we issued an aggregate of 500,000 shares of our common stock in exchange for two outstanding notes in the aggregate principal amount of $150,000.  The shares were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On March 7, 2017, we issued an aggregate of 366,667 shares of our common stock as repayment of advances made by an investor in the amount of $110,000.

On March 9, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of March 8, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 150 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the two (2) lowest trading bid prices during the previous fifteen (15) trading days to the date of conversion.

On April 6, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of January 6, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Holder into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the two (2) lowest trading bid prices during the previous fifteen (15) trading days prior to the date of conversion.

History

QPAGOS was incorporated on September 25, 2013 under the laws of the State of Nevada originally under the name Asiya Pearls, Inc. On May 27, 2016, Asiya Pearls, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name to QPAGOS.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for two 99% owned operating subsidiaries, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. Each of these entities were incorporated in November 2013 in Mexico.

QPagos, S.A.P.I. de C.V. was formed to process payment transactions for service providers it contracts with, and Redpag Electrónicos S.A.P.I. de C.V. was formed to deploy and operate kiosks as a distributor.

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos and Redpag to give effect to a reverse merger transaction (the "Reverse Merger''). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos and Redpag effectively received shares in Qpagos Corporation, through various consulting and management agreements entered into with Qpagos Corporation and sold an effective 99.996% and 99.990% of the outstanding shares in Qpagos and Redpag, respectively to Qpagos Corporation. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, Qpagos Corporation became the parent of Qpagos and Redpag and assumed the operations of these two companies as its sole business.

On May 12, 2016, QPAGOS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation and QPAGOS Merge, Inc., a Delaware corporation and wholly owned subsidiary of QPAGOS (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016 Qpagos Corporation and Merger Sub merged (the “Merger”), and Qpagos Corporation continued as the surviving corporation of the Merger and became a wholly owned subsidiary of QPAGOS. As a result of the Merger, each outstanding share of Qpagos Corporation common stock was converted into the right to receive two shares of QPAGOS common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, we issued, and Qpagos Corporation stockholders received in a tax-free exchange, shares of our common stock such that Qpagos Corporation stockholders owned approximately 91% of our company immediately following the Merger. In addition, each outstanding warrant of Qpagos Corporation was assumed by us and converted into a warrant to acquire a number of shares of our common stock equal to twice the number of shares of common stock of Qpagos Corporation subject to the warrant immediately before the effective time of the Merger at an exercise price per share of Company common stock equal to 50% of the warrant exercise price for Qpagos Corporation common stock.

Corporate Information

Our principal offices are located at Paseo del la Reforma 404 Piso 15 PH, Col. Juarez, Del. Cuauhtemoc, Mexico, D.F. C.P. 06600, and our telephone number at that office is +52 (55) 55-110-110. We also have offices in the United States that are located at 1900 Glades Road, Suite 265, Boca Raton, Florida 33431. We maintain an Internet website at www.qpagos.com. Neither this website nor the information on this website is included or incorporated in, or is a part of, this Form 10-K.

Our Business Model

Our primary source of revenue are fees we receive for processing payments. For the year ended December 31, 2016, we generated $2,691,896 in net revenue, of which approximately $2,182,907 is net revenue derived from the operations of QPagos S.A.P.I. de C.V. and $508,989 is net revenue derived from the operations of Redpag. We earn a gross profit of approximately 7.5% on airtime sales on kiosks operated by Redpag and approximately 30% of the 7.5% gross profit on kiosks operated by third parties. We also earn commissions on payment services we provide to end-users through our kiosks and kiosks operated by third parties. This fee is either a transactional based fee of between USD$0.50 and USD$0.75 per transaction or a percentage of the transaction value. Certain service providers require that we receive the entire fee solely from the customers.

Our agents (our distributors) buy the kiosks or terminals from us for approximately $6,000. The agent retains a portion of the fees that we derive from the service providers for services performed at the kiosks. Typically, 65% to 70% of the fees we receive from service providers are shared with the agent that has purchased the kiosk, and we retain 30-35% of such fees.

In addition, for certain high traffic public areas, such as malls and shopping centers, government agencies and large retailers who want to monetize high traffic areas, we pay the owner of the space a rental fee for the use of the space, and revenue share a smaller % of the commission, typically 10%.

Additionally, when a distributor integrates also their services into QPagos platform, for transactions done at their kiosks we may charge a transaction fee that may average $0.10, while that same transaction may generate up to $0.50 when done in other kiosks in Qpagos network.

Partners-Service Providers

Our current focus has been on the prepaid mobile telephone market. In Mexico, 85% of the more than 109 million mobile subscribers are under prepaid programs, thus millions of people make payments into these plans on a frequent basis. We currently have integrated all mobile operators in Mexico into our active list of service providers, as well as 140 additional service providers, including major utilities. Additionally, QPagos, S.A.P.I. de C.V has integrated 9 of Mexico’s 32 states in its payment platform, and citizens of these states can now pay at our kiosks, municipal services, such as car registration, property taxes, traffic tickets, etc.

Our Distribution Network

QPagos, S.A.P.I. de C.V is developing a distribution network along several verticals, principally: (i) an agent network of independent businesses with high customer traffic in which our kiosks can be deployed; (ii) retailers that seek to decongest teller lines and shift service payments to self-service kiosks, (iii) banks and other financial intermediaries that want to extend geographic collection points to their customers, while also improving the experience of their customers when making payments at branches, (iv) government municipalities that want to bring service payments closer to their citizens; (v) other electronic payments distributors who we wholesale our services to, and (vi) our own distributor Redpag Electrónicos with its growing network in Mexico City and adjoining states.

Agents who own kiosks and terminals are responsible for placing, operating and servicing them in high-traffic, convenient retail locations. Several of our agents are mid-sized businesses which we believe provides them with insight into local market dynamics. The agency agreements that we enter into are usually for an indefinite term and may be unilaterally terminated by either party. Our agent contracts do not have exclusivity clauses. We usually cap these fees, and normally award the agents a percentage of the merchant fees. No one agent represented a material amount of our revenue, and we do not view ourselves as being dependent upon any one agent.

Our retail and institutional clients and prospects include large retail and convenient store chains, whose tellers are being congested by service payments and who would like to move these frequent transactions to the front of their stores. We are also in field trials with large financial institutions that want to expedite collections of their financial services as well as expand their hours of operation and geographic reach; and state, government and local municipalities that want to provide their citizens easy access to payments. For example, one of our principal customers has been Financiera AMIGA who in January 2017 added 30 more kiosks to the 56 they had already deployed for a total of 86 kiosks. Additionally, we are currently in trials with a 1,500 plus branch financial institution who is seeking to reduce banker fees, per transaction teller costs, and reduce lines by using our kiosks.

Research and Development Expenditure

We continuously develop our product offering and making technical improvements to our software, these expenses are incurred primarily as consulting fees paid to third party developers.

Marketing

We participate in several local events and exhibitions and provide promotional materials to distributors and retailers. We have also engaged in public relations campaigns geared towards corporate and institutional businesses, which has resulted in discussions with large box retailers such as Walmart, OXXO, Casa Ley, 7-Eleven, Circle K and several others. We have participated frequently in several International Franchising Exhibitions in Mexico City, Guadalajara, Puebla, Ciudad Juarez and Monterrey, and yearly in ANTAD Guadalajara Exhibition, the association that groups the country’s mayor retail chains.

Our Technology

We run our network and process our transactions using the proprietary, advanced technology platform that we license, which leverages the latest virtualization, analytics and security technologies to create a fast, highly reliable, secure and redundant system. We believe that the breadth and reach of our network, along with the proprietary nature of the technology platform that we license, differentiates us from our competitors and allow us to effectively manage and update our services and realize significant operating leverage with growth in volumes.

Localization and implementation of the different software and technology modules was supported through a Localization Agreement with Janor Enterprises, Ltd. Since December 2015 source code and administration rights have been fully transferred to Qpagos. As of today, we have our own team of 8 IT engineers in Mexico City and Moscow that are in control of the software and developing gateways and updates on an ongoing basis.

On August 1, 2014, Qpagos Corporation entered into a license agreement with Janor for the rights to use three software programs (the “Programs”): RG Payment Switch (designed to transfer payments to providers of services), RG Processing (designed for processing and counting of payments) and RG Kiosk (designed for performance of payments through payment collection equipment functioning in the self-service kiosks) to be used in Mexico. The Agreement was amended on November 1, 2015 to provide that subject to our payment of $5,000 per quarter, that neither Janor nor any of its subsidiaries or affiliated entities will install a terminal and/or kiosk that incorporates the Programs or a technology having the same or a similar effect nor will they provide any person or entity with the right to install a terminal and/or kiosk in Mexico that incorporates the Programs or a technology having the same or a similar effect. The term of the Agreement is for 10 years subject to an additional 10 year term so long as we are not in breach of any terms of the Agreement.

Under this agreement Janor is obligated to provide us with rights to use software updates developed by Janor. The ten-year term commences on the date of full payment of the localization contract which took place November 20, 2015. Janor retains exclusive rights to any intellectual property, including any addition, alteration, program updating, derivative or composed creation, obtained in the process of usage of the programs. The payment for the rights granted under the license is a total of $1,000, payable in annual payments of $100 per year over ten years and is in addition to the payments that we make under the Localization Agreement. The agreement provides, among other things, that we will pay the fee, ensure confidentiality of commercial and technical information received when performing the agreement and inform Janor of any changes in its structure. Janor has a right to terminate the agreement if we breach the terms of the agreement or do not properly perform or if we do not cure any breach or nonperformance within 30 days of receipt of notice of termination. If Janor suffers any damages, they are entitled to request compensation from us. The rights to use the Programs terminate upon termination of the Agreement.

Competition

The payment services industry is highly competitive, and our continued growth depends on our ability to compete effectively. Although we do not face direct competition from any competitor in exactly the same line of business, as no major self-service electronic payment kiosk vendors exists in Mexico today, we face competition from teller-assisted operations at a variety of financial and non-financial business groups, including a few small regional players. These competitors include retail banks, non-traditional payment service providers, such as retailers and mobile network operators, traditional kiosk and terminal operators and electronic payment system operators, as well as other companies that provide various forms of payment services, including electronic payment and payment processing services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network size, accessibility, hours of operation, reliability and price. A significant number of our competitors have greater financial, technological and marketing resources than we have, operate robust networks and could decide to develop their own self-service kiosks solutions instead of buying from Qpagos.

We believe that the most serious competition comes from bricks and mortar locations since the bulk of the mobile top-up business is done at major retail chains such as Walmart, Soriana, Chedraui and convenience stores such as OXXO and 7-Eleven. For example, Monterrey-based OXXO, owned by Coca-Cola bottler FEMSA, with over 14,000 stores is the largest retailer network in Mexico with daily visits of over 8 million people. Because of this high concentration of customers, OXXO has become one of the primary destinations to top up prepaid phones as well as paying utility bills and other services. These brick and mortar retailers are also our key target market for QPAGOS as they are experiencing congestion at their in-person teller operations and are also exploring the alternative of expediting payments through the use of self-service kiosks. We are currently in dialogues with several of these retailers which want to address teller congestion caused by the large number of customers seeking to make bill payments which affects both their customers and their core business as a retailer.

Seasonality

We do not expect that our business will experience significant seasonality.

Government and Environmental Regulation and Laws

Currently our business is not impacted by government regulation. We may in the future be subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws and therefore expect to experience periodic investigations by various regulatory authorities in connection with the same, which may sometimes result in monetary or other sanctions being imposed on us. Many of these laws and regulations are constantly evolving and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging and increasing our related operating costs and legal risks. In particular, there has been increased public attention and heightened legislation and regulations regarding money laundering and terrorist financing. We may have to make significant judgment calls in applying anti-money laundering legislation and risk being found in non-compliance with such laws.

If local authorities in Mexico choose to enforce specific interpretations of the applicable legislation that differ from ours or enact new laws, we may be found to be in violation and subject to penalties or other liabilities. This could also limit our ability in effecting such payments going forward and may increase our cost of doing business.

In addition, there is significant uncertainty regarding future legislation on taxation of electronic payments in Mexico, including the place where taxation may be generated. Subsequent legislation and regulation and interpretations thereof, litigation, court rulings, or other events could expose us to increased costs, liability and reputational damage that could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2016, Qpagos Corporation had 2 full time employees, which are its chief executive officer and chief operating officer, and 31 full-time contractors provided to it by an outsourcing company and designated to perform services for its Mexican subsidiaries Qpagos and Redpag. Qpagos Corporation had no part-time employees. None of these employees are subject to collective bargaining agreements. Qpagos Corporation does not have employment agreements with any employees other than its Chief Executive Officer, Gaston Pereira and its Chief Operating Officer, Andrey Novikov. See “Executive Compensation.” Qpagos Corporation also enters into consulting arrangements for IT and operational services.

Available Information

Our principal offices are located at Paseo del la Reforma 404 Piso 15 PH, Col. Juarez, Del. Cuauhtemoc, Mexico, D.F. C.P. 06600, and our telephone number at that office is +52 (55) 55-110-110. We also have offices in the United States that are located at 1900 Glades Road, Suite 265, Boca Raton, Florida 33431. We maintain an Internet website at www.qpagos.com. We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.qpagos.com our Annual Reports on Form 10-K, quarterly Reports on Form 1O- Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this annual report and the documents incorporated by reference herein when evaluating our company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock

RISKS RELATING TO OUR BUSINESS

Risks Relating to Our Business and Industry

We have had limited operations to date.

Qpagos Corporation’s subsidiaries were incorporated in November 2013 and began deploying kiosks in Mexico in November 2014. As such, we have a very limited operating history. We have yet to demonstrate our ability to overcome the risks frequently encountered in the payment services industry and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. There can be no assurance that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

Our consolidated financial statements have been prepared assuming that it will continue as a going concern.

Our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements for the year ended December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.  If we cannot raise adequate capital on acceptable terms or generate sufficient revenue from operations, we will need to revise our business plans.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2016 and 2015, we incurred a net loss of $4.7 million and $3.3 million, respectively. We had an accumulated deficit of $8.8 million through December 31, 2016. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

To date we have not successfully generated sufficient revenue to pay our operating expenses and have relied on proceeds for recent note issuances to pay the deficiency.

As of the date hereof, we have outstanding debt in the principal amount of $527,930 owed to 8 investors pursuant to the terms of various notes that we issued. To date, we have not generated sufficient revenue to pay the balances owe under the notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes (if any) is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. In addition certain notes also provides for piggyback registration rights under certain circumstances and the payment of liquidated damages for failure to comply with such provisions. Upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we and our subsidiaries have raised an aggregate of $7,550,187  from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 in order to implement our current business plan. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss to investors of their investment in our securities.

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

We have restated our consolidated financial statements as of December 31, 2015 and December 31, 2014 and March 31, 2016, June 30, 2016.

We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we: (i) have retained a part-time Chief Financial Officer to segregate the duties of Chief Executive Officer and Chief Financial Officer; (ii) are in the process of establishing a review process for key aspects of our financial reporting process, including the accounting for complex transactions; (iii) expanding our finance and accounting staff and (iv) will seek to establish better operating controls and involve our board of directors in our internal controls process, which will involve establishing formal procedures to communicate deficiencies in internal controls on a timely basis, and encourage our board of directors to more actively participate in guiding management as it relates to internal controls matters. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. Regardless, following the completion of this annual report we will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our finance and accounting staff.

The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

The payment services industry is highly competitive, and our continued growth depends on our ability to compete effectively with both traditional and non-traditional payment service providers. Although we do not currently face direct competition from any competitor in exactly the same kiosk-based line of business as ours, we currently expect to face competition from a variety of financial and non-financial business groups which include retail banks, non-traditional payment service providers, such as retailers, like 7-Eleven and Walmart which provide mobile top-up services, and mobile network operators, traditional kiosk and terminal operators and electronic payment system operators, as well as other companies that provide various forms of payment services, including electronic payment and payment processing services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network size, accessibility, hours of operation, reliability and price. A significant number of these competitors have greater financial, technological and marketing resources than we have, operate robust networks and are highly regarded by consumers.

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

The technology upon which our business is dependent is licensed from a third party under the terms of a license agreement, which if terminated, would result in the cessation of our business operations.

The license with Janor is for the rights to use three software programs upon which our business is completely dependent. The agreement is for a term of ten years, and may be extended for an additional ten years but may be terminated early by Janor if we fail to comply with its terms and conditions. The rights to the licensed programs terminate upon expiration or termination of the agreement. The payment for the rights granted under the license is a total of $1,000, payable in annual payments of $100 per year over ten years. While we do not expect that we will have difficulties making the annual license payment to Janor to maintain the license or otherwise complying with the agreement terms, we still are substantially dependent on this agreement and have no guarantee a dispute will not arise thereunder with Janor or that Janor will renew our agreement upon expiration of the extended term. In addition, as described below, our ability to maintain the exclusivity of the Janor license is subject to us making quarterly payments to Janor of $5,000 per quarter. If we are not able to maintain this license, we would have to cease operations unless we have developed or secured the rights to technology that would provide the same functionality and we are able to reconfigure our installed base of kiosks, terminals and other system infrastructure to work with the new technology. These hurdles would likely be extremely expensive and time consuming, as well as directly impact our ability to continue our business operations.

Our exclusive right to the technology that we license from Janor is subject to forfeiture if we fail to make certain quarterly payments.

Our ability to maintain the exclusivity of the Janor license is subject to us making quarterly payments to Janor of $5,000 per quarter. In consideration of these payments, Janor has agreed that neither it nor any of its subsidiary or affiliated entity will install a terminal and/or kiosk that incorporates the programs we use or a technology having the same or a similar effect nor will they provide any person or entity with the right to install a terminal and/or kiosk in Mexico that incorporates the programs we use or a technology having the same or a similar effect. If we should fail to make the quarterly payments, there is no prohibition from Janor licensing the same technology to another entity in Mexico that could compete with us. If Janor were to license the same technology to a third party with significant resources our competitive position in Mexico could be substantially harmed.

We rely on an outside vendor for the supply of key kiosk parts and the partial or complete loss of this supplier could cause customer supply or production delays and as a result potentially a loss of revenues.

We currently rely on a vendor based outside Mexico to manufacture substantial portions of critical hardware that are used with or included in our kiosks. Although we do not believe the contract is material to us because there are other vendors that could supply the hardware required for the kiosks, we do not have a contract with any other vendors and therefore, if our present vendor was to delay or terminate its performance, our business could be disrupted.

Although we may add or change our vendors in the future, our reliance on vendors based outside Mexico is expected to continue and involves other risks, including our limited control over the availability of components, delivery schedules, pricing and product quality. We may also experience delays, additional expenses and lost sales as a result of our dependency upon outside vendors. If the outside vendors on which we rely are not able to supply us with needed products or parts, or were to cease or interrupt production, and if other existing vendors were also unable to supply us in a timely manner, or on comparable terms, our business could be materially adversely impacted.

Our reliance on outside vendors for our kiosk hardware involves several risks, including the following:

•	there are a number of reasons our suppliers of required parts may cease or interrupt production or otherwise fail to supply us with an adequate supply of required parts, including contractual disputes with our supplier or adverse financial developments at or affecting the supplier;

•	we have reduced control over the pricing of third party-supplied materials, and our suppliers may be unable or unwilling to supply us with required materials on commercially acceptable terms, or at all;

•	we have reduced control over the timely delivery of third party-supplied materials; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

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

The payment services industry depends heavily on the overall level of consumer spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. Economic factors such as employment levels, business conditions, energy and fuel costs, interest rates, and inflation rates could reduce consumer spending or change consumer purchasing habits. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits. If our merchants make fewer sales of their products and services using our services or consumers spend less money per transaction, we will have fewer transactions to process at lower amounts, resulting in lower revenue. Weakening in the Mexican economy could have a negative impact on our merchants, as well as consumers who purchase products and services using our payment processing systems, which could, in turn, negatively impact our business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our payment processing volume. In addition, these factors could force some of our merchants and/or agents to liquidate their operations or go bankrupt, or could cause our agents to reduce the number of their locations or hours of operation, resulting in reduced transaction volumes. We also have a certain amount of fixed costs, including salaries and rent, which could limit our ability to adjust costs and respond quickly to changes affecting the economy and our business.

We do not control the rates of the fees levied by QPAGOS Corporation agents on consumers.

Qpagos Corporation agents pay it an agreed fee using a portion of the fees levied by them on consumers. The fee paid to Qpagos Corporation by the agent is based on a percentage of the value of each transaction that Qpagos Corporation processes or a fixed rate per transaction. However, in most cases the amount of fees levied by an agent on a consumer for each particular transaction is determined by such agent at its own discretion. Qpagos Corporation usually does not cap the amount of such fees or otherwise control it. We believe that the fees set by agents are market-driven, and that our interests and Qpagos Corporation agents’ interests are aligned with a view to maintaining fees at a level that would simultaneously result in our agents’ profitability and customer satisfaction. However, we can provide no assurance that agents will not raise fees to a level that will adversely affect the popularity of our services among consumers. At the same time, if Qpagos Corporation is forced to cap customer fees to protect the strength of our brand or otherwise, it may lose a significant number of agents, which would reduce the penetration of our physical distribution network. In limited instances, we have introduced such caps at the request of our merchants. No assurance can be made that this trend will not increase. Material increases in customer fees by our agents or the imposition of caps on the rates of such fees by us could have an adverse effect on the business, financial condition and results of operations.

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

Our business is built on consumers’ confidence in our brands, as well as our ability to provide fast, reliable payment services. As a consumer business, the strength of our brand and reputation are of paramount importance to us. A number of factors could adversely affect consumer confidence in our brand, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	any regulatory action or investigation against us;

•	any significant interruption to our systems and operations; and

•	any breach of our security systems or any compromises of consumer data.

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

Our business operations are located substantially in Mexico. While QPAGOS recently invested in a company developing similar services in the United States and we may expand our business to new geographic regions, we are and will continue to still be highly concentrated in Mexico. Because to date we derive all of our net revenues from our operations in Mexico and expect to continue to derive a significant portion of our revenue from operations in Mexico for the near future, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in Mexico. Moreover, due to the concentration of our businesses in Mexico, our business is less diversified and, accordingly, is subject to greater regional risks than some of our competitors.

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

The payment services industry in which we operate is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of more established market players seeking to expand into these businesses. In order to remain competitive, we continually seek to expand the services we offer and to develop new projects, including, for example, the electronic wallet. These projects carry risks, such as delays in delivery, performance problems and lack of customer acceptance. In our industry, these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to consumers. In addition, if alternative payment mechanisms become widely available, substituting our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Furthermore, we may be unable to recover the costs we have incurred in developing new services. Our development efforts could result in increased costs and we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients, we are not able to compete effectively with our competitors’ or do not perform as anticipated. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations could be materially adversely affected.

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

Qpagos Corporation agreements with our agents and our merchants do not include exclusivity clauses and may be terminated unilaterally at any time or upon short notice.

Qpagos Corporation normally does not include exclusivity clauses in its agreements with agents or merchants, which is standard in the payment services industry. Accordingly, merchants and agents do not have any restrictions on dealings with other providers and can switch from Qpagos Corporation payment processing system to another without significant investment. The termination of contracts with existing agents or merchants or a significant decline in the amount of business we do with them as a result of contracts not having exclusivity clauses could have a material adverse effect on our business, financial condition and results of operations.

Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

Despite measures we have taken and continue to take, Qpagos Corporation’s payment system remains susceptible to potentially illegal or improper uses. These may include use of our payment services in connection with fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud and prohibited sales of restricted products. In the past there have been news articles on how organized crime groups have used other payment services to transfer money in the course of illegal transactions.

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

We are exposed to currency risks. QPAGOS financial statements are expressed in U.S. dollars, while its revenues and expenses are in Mexican pesos. Accordingly, its results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the years ended December 31, 2015 and 2016, Qpagos Corporation incurred a foreign currency loss of ($466,920) and ($357,855) attributable to the deterioration of the Mexican Peso against the U.S. Dollar.

We may not be able to successfully protect the intellectual property we license and may be subject to infringement claims.

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information and the information we license confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all of the inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Nevertheless, others, including our competitors, may independently develop similar technology to that licensed by us, duplicate our services or design around our intellectual property. Further, contractual arrangements may not prevent unauthorized disclosure of our confidential information or ensure an adequate remedy in the event of any unauthorized disclosure of our confidential information. Because of the limited protection and enforcement of intellectual property rights in Mexico, our intellectual property rights may not be as protected as they may be in more developed markets such as the United States. We may have to litigate to enforce or determine the scope or enforceability of our intellectual property rights (including trade secrets and know-how), which could be expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection could harm our business and ability to compete and could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Additionally, we do not hold any patents for our business model or our business processes, and we do not currently intend to obtain any such patents in Mexico, the United States or elsewhere.

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

Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. In order for us to compete and grow successfully, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our capital needs. This is particularly true with respect to qualified and experienced software engineers and IT staff, who are highly sought after and are not in sufficient supply in Mexico. The market for such personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to replace effectively current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

The substantial share ownership position of ten of our largest stockholders may limit your ability to influence corporate matters.

As of the date of this report, 13 stockholders (exclusive of our officers and directors) own 38,928,333 shares of common stock, representing approximately 68% of the voting power of our issued share capital. As a result of this concentration of share ownership, the 13 stockholders have sole discretion over certain matters submitted to our stockholders for approval that require a simple majority vote and has significant voting power on all matters submitted to our stockholders for approval that require a qualified majority vote, including the power to veto them. This concentration of ownership could delay, deter or prevent a change of control or other business combination, which could negatively impact the value of our shares. The interests of these 13 stockholders may not always coincide with the interests of our other stockholders.

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

There currently is a limited public trading market for our securities, and it is not assured that any such public market will develop in the foreseeable future. While this is true of any small capitalization company, the fact that one of our services are provided solely in Mexico, may make the path to a listing on an exchange or actively traded in the over-the-counter market more problematic. Moreover, there can be no assurance that even if our common stock is approved for listing on an exchange or is quoted in the over-the-counter market in the future, that an active trading market will develop or be sustained. Therefore, we cannot predict the prices at which our common stock will trade in the future, if at all. As a result, our investors may have limited or no ability to liquidate their investments.

Trading in our common stock is conducted on the OTCQB, as we currently do not meet the initial listing criteria for any registered securities exchange.  The OTCQB and OTC Markets are less recognized markets than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  If a public market for our common stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

Some or all of the “restricted” shares of our common stock held by our stockholders, including, but not limited to, shares issued in the Merger may be offered from time to time in the open market pursuant to an effective registration statement under the Securities Act, or without registration pursuant to Rule 144 promulgated thereunder, and these sales may have a depressive effect on the market price of our common stock.

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

Additional risks may exist because we became public through a “Reverse Merger.” Securities analysts of brokerage firms may not provide coverage of our company since there is little incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future. In addition, if we were to attempt to uplist the listing of our securities on a national securities exchange we will likely be subject to additional listing requirements applicable to entities that became public through a “Reverse Merger.”

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002.  The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. If we do not provide current information about our company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our investors’ ownership may be diluted in the future.

In the future, we have issued several securities that are convertible into shares of our common stock and we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future or conversion of existing securities into shares of our common stock, including shares issued upon exercise of the warrants for which we are filing the registration statement for which this annual report forms a part, will dilute an investor’s investment in the Company.

Directors, executive officers, and eight unaffiliated stockholders own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this report, our directors, executive officers, and thirteen unaffiliated stockholders beneficially own, in the aggregate, approximately 78.9% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

We only have three directors. Because of such limited number of directors, each of our board members had significant control over all corporate issues. In addition, two of our three directors serve as our officers and also hold officer positions in Qpagos Corporation. The third director is the manager of an entity that provides consulting services to us. We could not establish board committees comprised of independent members, and we did not have an audit or compensation committee comprised of independent directors. Our three directors performed these functions, despite not all being independent directors. Thus, there is potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and QPAGOS performance.

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

We have not paid cash dividends on our common stock to date and we do not expect to pay dividends on our common stock for the foreseeable future, and we may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if an active trading market develops, and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit, neither of which we can guarantee will ever take place. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, and growth plans. See “Dividend Policy.”

We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, is comprised of two executive officers and one other director. We do not have an independent compensation committee whose functions include determining the compensation and benefits of our executive officers, administration of our employee stock and benefit plans, and review of policies relating to the compensation and benefits of our employees.

Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with its financial performance.

Limitations on director and officer liability and indemnification of our officers and directors by our certificate of incorporation and by-laws it may discourage stockholders from bringing suit against an officer or director.

Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by Nevada law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, unless the director or officer committed both a breach of fiduciary duty and such breach was accompanied by intentional misconduct, fraud or knowing violation of law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense in an action brought against them in their capacity as such, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of this offering; (b) in which we have total annual gross revenue of at least $1.0 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices we make to avail ourselves of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1B. Unresolved Staff Comments

As a smaller reporting company we are not required to provide disclosure regarding unresolved staff comments.

Item 2. Properties

Qpagos leases approximately 1,600 square feet in Mexico City at Paseo de la Reforma 404, where its corporate offices are located. The lease is for a term of 36 months with a three-month termination clause. The current lease commenced in December 16, 2016, expires in December 16, 2019 and provides for an aggregate annual rent of approximately $34,200 per annum. The Company also leases space on a month-to month basis for its data servers at a monthly rate of $1,680. In addition, Qpagos leases warehouse space on a month-to-month basis for $1,081 per month. We believe these facilities are in good condition and adequate to meet our current and anticipated requirements.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From November 3, 2014 to July 4, 2016, our common stock has been traded on the OTC Pink Markets under the symbol “ASYP” but no trading took place during this time. Since July 5, 2016 our common stock has traded on the OTCQB and our symbol was changed to “QPAG” on June 2, 2016.   The range of high and low sales prices for the first quarter of 2016 is presented below:

	2016
	High	Low
From July 5, 2016 through September 30, 2016	$1.31	$0.55
From October 1, 2016 to December 31, 2016	$0.94	$0.25

The last reported sale price of our common stock on the OTCQB on April 10, 2017, was $0.35 per share. As of April 10, 2017, there were approximately 52 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

See Item 11 – Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2016 in transactions that were not registered under the Securities Act.

On March 6, 2017, we approved the renewal of three notes with an aggregate principal of $125,000 for up to an additional 120 days at a 15% interest rate. In addition, we issued common stock at a price of $0.30 per share in settlement of notes outstanding, including accrued interest thereon, with an aggregate principal amount of $150,000. The Company also issued Common Stock at a price of $0.30 to settle an amount of $110,000 outstanding to a related party who had incurred expenses on behalf of the Company.

On March 7, 2017, we issued an aggregate of 500,000 shares of our common stock in exchange for two outstanding notes in the aggregate principal amount of $150,000.  The shares were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On March 7, 2017, we issued an aggregate of 366,667 shares of our common stock as repayment of advances made by an investor in the amount of $110,000.

On April 6, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of January 6, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Holder into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the two (2) lowest trading bid prices during the previous fifteen (15) trading days to the date of conversion.

Except as otherwise stated, the issuances of the securities were  made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our audited annual financial statements and the related notes thereto, each of which appear elsewhere in this Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “About Forward-Looking Statements” in this Report on Form 10-K. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Report on Form 10-K. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of QPAGOS.

Overview and Financial Condition

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

We provide an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. We help consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, we license technology that can be used to pay bills, add minutes to mobile phones, purchase transportation tickets, shop online, buy digital services or send money to third parties.

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 109 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q 2015. We believe that there is opportunity for growth in the Mexican market and has expanded to service providers beyond the mobile telephone operators to service provides of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the first quarter of 2016 our platform had integrated 110 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the years ended December 31, 2016 and 2015, we generated net revenues of $2,691,896 and $1,127,944, respectively, from our operations in Mexico, a 138.7% increase. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of December 31, 2016, Qpagos Corporation deployed over 272 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements as of December 31, 2016 and 2015, of QPAGOS, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the years Ended December 31, 2016 and December 31, 2015

Net revenues in Qpagos Corporation were $2,691,896 and $1,127,944 for the year ended December 31, 2016 and 2015 respectively, an increase of $1,563,952 or 138.7%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 50,308,314 from MXN 17,897,671 for the year ended December 31, 2016 and 2015, respectively, an increase of MXN 32,410,643 or 181.1%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold, directly attributable to the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior year. The average US$ exchange rate has strengthened against the MXN over the prior year, from $15.867526 to $18.6692 or 17.7%, which results in a lower revenue growth in US $ terms of $475,299.

Cost of goods sold

Cost of goods sold in Qpagos Corporation was $2,595,012 and $1,155,732 for the years ended December 31, 2016 and 2015, respectively, an increase of $1,439,280 or 124.5%. Qpagos operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 48,467,539 from MXN 17,775,388 for the year ended December 31, 2016 and 2015, respectively, an increase of MXN 30,692,151 or 172.7%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased deployment of kiosks and its wholesale business during the current year. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $37,244 and $35,496, for the years ended December 31, 2016 and 2015, respectively, an increase of $1,748. The average US $ exchange rate has strengthened against the MXN over the prior year, from $15.867526 to $18.6692 or 17.7%, which results in a lower cost of sales in US $ terms of $459,908.

Gross profit

Gross profit (loss) was $96,885 and $(27,788) for the years ended December 31, 2016 and 2015, respectively, an increase of $124,673 or 448.7%. Qpagos Corporations operates in Mexico and our functional currency is the Mexican Peso. The components of gross profit are as follows:

•	Gross profit (loss) on sales of services increased from a gross profit of $29,739 to a gross profit of $54,749, for the years ended December 31, 2015 and 2016, respectively, an increase of $25,010. The increase in gross profit is primarily due to increase in volume of transactions.
•	Gross (loss) profit on kiosk sales increased from a gross loss of ($48,670) to a gross profit of $80,858 for the years ended December 31, 2015 and 2016, respectively, an increase of $129,528. The net change from gross loss to gross profit of $51,473 is primarily attributable to a once off charge, in the prior year, for retrofitting the cash and coin acceptors and printers into our existing kiosks, discussed under cost of sales above.
•	Gross (loss) profit other decreased from $26,639 to ($1,479) for the years ended December 31, 2015 and 2016, respectively, a decrease of $28,118. The decrease is due to a reduction of commission earned due to the termination of a commission agreement we had with one of our vendors and an increase in ad-hoc maintenance expenditures incurred on operating kiosks.
•	Included in gross (loss) profit is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $37,244 and $35,496, for the years ended December 31, 2016 and 2015, respectively, an increase of $1,748.

Total expenses

Total expenses in Qpagos Corporation were $4,380,182 and $2,812,927 for the years ended December 31, 2016 and 2015, respectively, an increase of $1,567,255 or 55.7%. Qpagos operates in Mexico and our functional currency is the Mexican Peso. The average US $ exchange rate has strengthened against the MXN over the prior year, from $15.867526 to 18.6692 or 17.7%, which results in a lower total expense of approximately $775,113 in US $ terms.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $4,312,107 and $2,780,576 for the years ended December 31, 2016 and 2015, respectively, an increase of $1,531,531 or 55.1%. Qpagos Corporation has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico increased to MXN 22,731,911 from MXN 22,559,541 for the years ended December 31, 2016 and 2015, respectively, an increase of MXN 172,370 or 0.8%. The increase is primarily due to increase in payroll cost due to normal pay increases and a small net increase in personnel.

ii.

The general administrative expenses incurred by Qpagos Corporation in the US, during the 2016 year, amounted to US$3,084,747, which primarily consists of stock based compensation charges of $144,000 and a non-cash issue of shares for services amounting to $2,032,275 related to share based consulting agreements entered into with management consultants; consulting fees paid to IT consultants and management consultants of $557,358 and general corporate legal expenditure of $229,514 due to the amount of legal activity involved in entering into the reverse merger agreements with the Mexican operations and preparation of private placement memorandum for the fund raising completed during the current year; and audit fees of $90,000.

The general administrative expenses incurred by Qpagos Corporation in the US, during the 2015 year, amounted to US$1,275,724,, which primarily consists of stock based compensation charges of $288,000 and a non-cash issue of shares for services amounting to $658,577 related to share based consulting agreements entered into with management consultants; consulting fees paid to IT consultants and management consultants of $178,843 and general corporate legal expenditure of $178,843 due to the amount of legal activity involved in setting up the corporation; entering into the various reverse merger agreements with the Mexican operations and preparation of private placement memorandum for the fund raising completed during 2015.

Other income

Other income of Qpagos Corporation was $788 and $203 for the years ended December 31, 2016 and 2015, respectively.

Interest expense, net

Interest expense of $54,611 in 2016 consists of interest on loans to various investors at interest rates of 6% and 10% per annum, interest on a revolving credit line with our CEO earning interest at 6% per annum and default interest of $36,000 related to the loan due to YP Holdings LLC.

Foreign currency loss

The foreign currency loss in Qpagos Corporation was $357,855 and $466,920 for the years ended December 31, 2016 and 2015, respectively, a decrease of $109,065.   The decrease is primarily due the reduction of liabilities in 2015 which are denominated in US $ that were part of a debt for stock exchange in August 2015. There are also significant intercompany balances between the US holding company and the Mexican subsidiaries which arose during the 2016 year, as funds raised in the US were invested in the Mexican operations, these intercompany balances result in a decreased foreign exchange loss. The average US $ exchange rate for the years ended December 31, 2016 and 2015, was $18.6692 and $15.867526, respectively, a strengthening of 17.7%, the rate of exchange as of December 31, 2016 and 2015, was $20.6640 and $17.373473, respectively, a strengthening of 18.9%.

Change in fair value of derivative

The current year includes a charge of $36,074 representing the mark-to-market of the derivative liability associated with the convertible promissory note in the amount of $77,000 issued on December 28, 2106.

Net loss

We incurred a net loss of $4,731,049 and $3,309,673, for the years ended December 31, 2016 and 2015, respectively, an increase of $1,421,376 or approximately 42.9%, and which consist of the various items discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $8,757,197 through December 31, 2016 and incurred negative cash flow from operations of $1,929,453 and $2,675,448 for the years ended December 31, 2016 and 2015, respectively. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

At December 31, 2016, we had cash of $46,286 and a working capital deficit of $195,753. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

During the year ended December 31, 2016 and 2015 Qpagos Corporation raised gross proceeds of $375,000 and $2,990,000 from the issuance of 500,000 common shares at a price of $0.75 and 4,784,000 (2,392,000 pre-merger) common units at a price of $0.625 ($1.25 pre-merger) per unit, each unit consisting of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $0.625 ($1.25 pre-merger) per share, the total share issue expenses incurred in this private placement amounts to $388,700, realizing net proceeds of $2,601,300, respectively. Qpagos Corporation also issued debt securities in the principal amount $77,000 and $685,001 to private investors during the year ended December 31, 2016 and 2015, respectively, to fund the operations of the business through its development stage. The majority of the loans raised in 2015 together with loan funds raised in 2014 of $2,324,422 were exchanged for common shares in Qpagos Corporation upon consummation of the reverse merger between the newly formed US corporation and the two Mexican operating companies, Redpag Electrónicos S.A.P.I. de C.V. and QPagos, S.A.P.I. de C.V. (the Mexican operating company), these shares were subsequently exchanged for shares in QPAGOS upon consummation of the Reverse Merger which took place on May 12, 2016. Included in the $685,001 is a debt security of $100,000, which was not converted to equity and is expected to be repaid within the next twelve months.

Subsequent to December 31, 2016 we raised the following funds:

•	An additional $95,000 was raised through a related party.
•	An additional $558,000 through the issuance of five convertible notes with an 8% coupon for terms ranging from six to nine months.

We utilized cash of $1,929,453, and $2,675,448 in operating activities for the years ended December 31, 2016 and 2015, respectively.

We had an investment in property and equipment of $453 and $4,779 for the years ended December 31, 2016 and 2015. In 2015 the Company capitalized company owned kiosks which were used to generate revenues for its own account.

We funded our operations by utilizing our cash balances and raising an additional $375,000 and $2,990,000 by the issue of common stock to certain investors in a private placement, additional loans raised of $370,000 and $685,001 and an additional $77,000 and $0 in convertible debt , for the years ended December 31, 2016 and 2015, respectively.

We have minimal commitments which include a lease of an office facility with a future commitment of $34,152 in each of the years 2017, 2018 and 2019.

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee in quarterly installments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

Our primary financial commitments as of the date hereof are payments owed commitments due under the license agreement is summarized as follows:

Amount

2017	$20,100
2018	20,100
2019	20,100
2020 and thereafter	107,167
$167,467

Capital Expenditures

None.

Critical Accounting Policies

a)	Use of Estimates

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

b)	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

c)	Fair Value of Financial Instruments

We adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. We have a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the years ended December 31, 2016 and 2015.

e)	Inventory

We primarily values inventories at the lower of cost or market applied on a first-in, first-out basis. We identify and write down our excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, we also rationalizes our product offerings and will write-down discontinued product to the lower of cost or net realizable value.

f)	Intangibles

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

g)	License Agreements

License agreements acquired by us are reported at acquisition value less accumulated amortization and impairments.

Amortization

Amortization is reported in the statement of operations and comprehensive loss on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements.

h)	Long-Term Assets

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

i)	Revenue Recognition

Our revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, our records revenue when it is realized, or realizable and earned. We consider revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured.

We have the following sources of revenue which is recognized on the basis described below.

•	Revenue from the sale of services.

Prepaid services are acquired from providers and is sold to end-users through kiosks that we own or kiosks that are owned by third parties. We recognize the revenue on the sale of these services when the end-user deposits funds into the terminal and the prepaid service is delivered to the end-user. The revenue is recognized at the gross value, including margin, of the prepaid service to us, net of any value-added tax which is collected on behalf of the Mexican Revenue Authorities.

•	Payment processing provided to end-users

We provide a secure means for end-users to pay for certain services, such as utilities through our kiosks. We earn either a fixed per-transaction fee or a fixed percentage of the service sold. We act as a collection agent and recognize the payment processing fee, net of any value-added taxes collected on behalf of the Mexican Revenue Authorities, when the funds are deposited into the kiosk and the customer has settled his liability or has acquired a prepaid service.

•	Revenue from the sale of kiosks.

We import, assemble and sell kiosks that are used to generate the revenues discussed above. Revenue is recognized on the full value of the kiosks sold, net of any valued added taxation collected on behalf of the Mexican Revenue Authorities, when the customer takes delivery of the kiosk and all the risks and rewards of ownership are passed to the customer.

We do not enter into any leasing of kiosks arrangements with customers and we do not generate any revenues from merchants who access our terminals as yet.

j)	Share-Based Payment Arrangements

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

Prior to our reverse merger which took place on May 12, 2016, all share-based payments were based on management’s estimate of market value of our equity. The factors considered in determining managements estimate of market value includes, assumptions of future revenues, expected cash flows, market acceptability of our technology and the current market conditions. These assumptions are complex and highly subjective, compounded by the business being in its early stage of development in a new market with limited data available.

Where equity transactions with arms-length third parties, who had applied their own assumptions and estimates in determining the market value of our equity, had taken place prior to and within a reasonable time frame of any share-based payments, the value of those share transactions have been used as the fair value for any share-based equity payments.

Where equity transactions with arms-length third parties, included both shares and warrants, the value of the warrants have been eliminated from the unit price of the securities using a Black-Scholes valuation model to determine the value of the warrants. The assumptions used in the Black Scholes valuation model includes market related interest rates for risk-free government issued treasury securities with similar maturities; the expected volatility of our common stock based on companies operating in similar industries and markets; our estimated stock price; the expected dividend yield of the Company and; the expected life of the warrants being valued.

Subsequent to the our reverse merger which took place on May 12, 2016, we had utilized the market value of its common stock as quoted on the NASDAQ OTCBB, as an indicator of the fair value of our common stock in determining share- based payment arrangements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years

Operating lease obligations	$102,456	$34,152	$68,304	$-	$-
Licenses	$167,467	$20,100	$60,300	$60,300	$26,767

	$269,923	$54,252	$128,604	$60,300	$26,767

Inflation

The effect of inflation on the Company's operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Shareholders

Qpagos (formerly known as Asiya Pearls, Inc.)

We have audited the accompanying consolidated balance sheets of Qpagos and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Qpagos’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QPAGOS and subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3, the financial statements for the year ended December 31, 2015 have been restated. We audited the adjustment described in Note 3 that were applied to restate 2015 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ RBSM, LLP

Henderson, Nevada
April 17, 2017

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
		(As Restated)
Assets

Current Assets
Cash	$46,286	$832,159
Accounts receivable	79,943	242,075
Inventory	350,273	388,821
Recoverable IVA taxes and credits	353,780	417,897
Prepayments	279,878	52,014
Total Current Assets	1,110,160	1,932,966

Non-Current Assets
Plant and equipment, net	231,328	300,388
Intangibles, net	168,417	211,417
Investment	3,000	-
Other assets	9,847	11,712
Total Non-Current Assets	412,592	523,517
Total Assets	$1,522,752	$2,456,483

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$320,487	$38,372
Notes payable	526,750	103,320
Convertible debt, net of unamortized discount of $75,888 and $0, respectively	1,180	-
Derivative liability	113,074	-
IVA and other taxes payable	166,108	192,044
Advances from customers	132,133	1,986
Total Current Liabilities	1,259,732	335,722

Total Liabilities	1,259,732	335,722

Stockholders' Equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no preferred shares issued and outstanding at December 31, 2016 and 2015, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,454,000 and 44,784,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	5,545	4,478
Additional paid-in-capital	8,284,522	5,735,861
Accumulated deficit	(8,757,197)	(4,026,148)
Accumulated other comprehensive income	730,150	406,570
Total stockholder's equity - controlling interest	263,020	2,120,761
Non-controlling interest	-	-
Total Stockholders' Equity	263,020	2,120,761
Total Liabilities and Stockholders' Equity	$1,522,752	$2,456,483

See notes to the consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
		(As Restated)

Net Revenue	$2,691,896	$1,127,944

Cost of Goods Sold	2,595,012	1,155,732

Gross Profit (Loss)	96,884	(27,788)

General and administrative	4,312,107	2,780,576
Depreciation and amortization	68,075	32,351
Total Expense	4,380,182	2,812,927
Loss from Operations	(4,283,298)	(2,840,715)

Other income	788	203
Interest expense, net	(54,610)	(2,241)
Change in fair value of derivative liability	(36,074)	-
Foreign currency loss	(357,855)	(466,920)
Loss before Provision for Income Taxes	(4,731,049)	(3,309,673)

Provision for Income Taxes	-	-

Net Loss	(4,731,049)	(3,309,673)

Net loss attributable to non-controlling interest	-	-

Net Loss Attributable to Controlling Interest	$(4,731,049)	$(3,309,673)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.13)

Weighted Average Number of Shares Outstanding - Basic and Diluted	52,728,587	25,698,747

Other Comprehensive Income
Foreign currency translation adjustment	323,580	253,821

Total Comprehensive loss	(4,407,469)	(3,055,852)

Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive Loss Attributable to Controlling Interest	$(4,407,469)	$(3,055,852)

See notes to the consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2015 TO DECEMBER 31, 2016

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of January 1, 2015, as restated	9,238,628	$924	$61,977	$(1,490,185)	$152,749	$(1,274,535)	$-	$(1,274,535)

Correction of prior period errors	(9,238,628)	(924)	226,633	(232,131)	-	(6,422)	-	(6,422)

Balance as of December 31, 2014, as restated	-	$-	$288,610	$(1,722,316)	$152,749	$(1,280,957)	$-	$(1,280,957)

Stock based compensation	4,320,000	432	287,568	-	-	288,000	-	288,000

Shares issued for services	4,918,628	492	491,370	-	-	491,862	-	491,862

Recapitalization on reverse merger transaction	-	-	(1,005,571)	1,005,571	-	-	-	-

Withholding tax adjustment at foreign subsidiary	-	-	-	270	-	270	-	270

Shares issued for services	1,667,150	167	166,548	-	-	166,715	-	166,715

Issuance of shares of common stock	4,784,000	478	2,989,522	-	-	2,990,000	-	2,990,000

Share issuance expense	-	-	(388,700)	-	-	(388,700)	-	(388,700)

Conversion of debt to equity	29,094,222	2,909	2,906,514	-	-	2,909,423	-	2,909,423

Translation adjustment	-	-	-	-	253,821	253,821	-	253,821

Net loss for the year ended December 31, 2015	-	-	-	(3,309,673)	-	(3,309,673)	-	(3,309,673)

Balance as of December 31, 2015	44,784,000	4,478	5,735,861	(4,026,148)	$406,570	$2,120,761	$-	$2,120,761

Equity based compensation	-	-	144,000	-	-	144,000	-	144,000

Shares issued for services	5,145,000	515	2,031,760	-	-	2,032,275	-	2,032,275

Shares retained by accounting acquirer in reverse merger transaction	5,025,000	503	(2,050)			(1,547)		(1,547)

Shares issued for cash	500,000	49	374,951	-	-	375,000	-	375,000

Translation adjustment	-	-	-	-	323,580	323,580	-	323,580

Net loss for the year ended December 31, 2016	-	-	-	(4,731,049)	-	(4,731,049)	-	(4,731,049)

Balance as of December 31, 2016	55,454,000	$5,545	$8,284,522	$(8,757,197)	$730,150	$263,020	-	$263,020

See notes to consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(4,731,049)	$(3,309,673)
Less: loss attributable to non-controlling interest	-	-
Net loss	(4,731,049)	(3,309,673)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	61,412	64,264
Amortization expense	43,907	3,583
Equity based compensation charge	144,000	288,000
Shares issued for services	2,032,275	658,577
Other foreign currency movements	-	13,436
Derivative liability	36,074	-
Amortized discount on convertible note payable	1,112	-
Non- cash investment in affiliates	(3,000)	-
Changes in Assets and Liabilities
Accounts receivable	162,132	(226,161)
Inventory	45,742	(21,581)
Recoverable IVA taxes and credits	64,117	(246,697)
Prepayments	(227,864)	(2,014)
Other assets	1,865	(5,520)
Accounts payable and accrued expenses	282,115	(64,129)
IVA and other taxes payable	(25,936)	183,689
Advances from customers	130,147	(1,106)
Interest accruals	53,498	3,320
CASH USED IN OPERATING ACTIVITIES	(1,929,453)	(2,675,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reverse merger transaction	(1,547)	-
Purchase of property and equipment	(453)	(4,779)
Intangibles assets	-	(215,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,000)	(219,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	375,000	2,990,000
Share issue expenses	-	(388,700)
Proceeds from loans payable	370,000	685,001
Proceeds from convertible debt	77,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	822,000	3,286,301

Effect of exchange rate changes on cash and cash equivalents	323,580	253,821

NET (DECREASE) INCREASE IN CASH	(785,873)	658,331
CASH AT BEGINNING OF PERIOD	832,159	173,828
CASH AT END OF PERIOD	$46,286	$832,159

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING AVTIVITIES
Conversion of debt to equity	$-	$2,909,423

See notes to the consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Merger is being treated as a reverse acquisition of QPAGOS, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation is treated as the acquirer for accounting and financial reporting purposes while QPAGOS is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in this Annual Report on Form 10-K and that will be reflected in the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

QPAGOS Corporation (“the Company”) was incorporated on May 1, 2015 under the laws of the state of Delaware to effectuate a reverse merger transaction with Qpagos, S.A.P.I. de C.V. (Qpagos) and Redpag Electrónicos S.A.P.I. de C.V. (Redpag). Each of the entities were incorporated in November 2013 in Mexico.

QPagos, S.A.P.I. de C.V. was formed to process payment transactions for service providers it contracts with, and Redpag Electrónicos S.A.P.I. de C.V. was formed to deploy and operate kiosks as a distributor.

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos and Redpag to give effect to a reverse merger transaction (the "Reverse Merger''). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos and Redpag, effectively received shares in QPAGOS through various consulting and management agreements entered into with QPAGOS and sold an effective 99.996% and 99.990% of the outstanding shares of Qpagos and Redpag, respectively, to QPAGOS. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, QPAGOS Corporation became the parent of Qpagos and Redpag and assumed the operations of these two companies as its sole business.

On May 27, 2016 Asiya changed its name to QPAGOS. QPAGOS and its direct and indirect subsidiaries Qpagos Corporation, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., will be referred to hereafter as “the Company”.

On June 1, 2016, the board of directors changed the Company’s fiscal year end from October 31 to December 31.

b)	Description of the business

QPAGOS Corporation, through its subsidiaries Qpagos and Redpag, provide physical and virtual payment services to the Mexican market. The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. The Company helps consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, our licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation and tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary in which it has a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

e)	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.

The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 01 “Recognition and Measurement of Financial Assets and Financial Liabilities “intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by: Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and; Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In February 2016, the FASB (FASB) issued an Accounting Standards Update (ASU) No. 2016 – 02, “Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

In March 2016, the FASB issued an Accounting Standards Update (ASU) No. 2016 – 09 “Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. The ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued an Accounting Standards Update (ASU) No. 2016 – 10 “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Management is currently evaluating the impact this updated guidance will have on our results of operations, cash flows or financial condition.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

In October 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-17, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Upon the effective date of Update 2015-02, a single decision maker of a variable interest entity (VIE) is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE unless the single decision maker and its related parties are under common control. If a single decision maker and its related parties are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The Board is issuing this Update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. As part of a separate initiative, the Board will consider whether other changes to the consolidation guidance for common control arrangements are necessary. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its financial statements.

In November 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-18, Topic 230, Statement of Cash Flows. Entities classify transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.] The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. We are currently evaluating the effect ASU 2016-18 will have on our consolidated financial statements.

In December 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-19, Technical Corrections and Improvements. Several topics are amended:

1.	The amendment to Subtopic 350-40, Intangibles—Goodwill and Other— Internal-Use Software, adds a reference to guidance to use when accounting for internal-use software licensed from third parties that is within the scope of Subtopic 350-40. The transition guidance for that amendment is the same as the transition guidance in Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to which the amendment relates. The Company does not expect this guidance to have a material impact on its financial statements.

2.	The amendment to Subtopic 360-20, Property, Plant, and Equipment— Real Estate Sales, corrects the guidance to include the final decision of the EITF that loans insured under the Federal Housing Administration and the Veterans Administration do not have to be fully insured by those government-insured programs to recognize profit using the full accrual method. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

3.	The amendment to Topic 820, Fair Value Measurement, clarifies the difference between a valuation approach and a valuation technique when applying the guidance in that Topic. That amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

4.	The amendment to Subtopic 405-40, Liabilities—Obligations Resulting from Joint and Several Liability Arrangements, which clarifies that for an amount of an obligation under an arrangement to be considered fixed at the reporting date, the amount that must be fixed is not the amount that is the entity’s portion of the obligation but, rather, is the obligation in its entirety. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

5.	The amendment to Subtopic 860-20, Transfers and Servicing—Sales of Financial Assets, aligns implementation guidance in paragraph 860-20- 55-41 with its corresponding guidance in paragraph 860-20-25-11. That amendment clarifies the considerations that should be included in an analysis to determine whether a transferor once again has effective control over transferred financial assets. The transition guidance for that amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

6.	The amendment to Subtopic 860-50, Transfers and Servicing—Servicing Assets and Liabilities, adds guidance that existed in AICPA Statement of 5 Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, on the accounting for the sale of servicing rights when the transferor retains loans that was omitted from the Accounting Standards Codification. The transition guidance for the amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The Company does not expect this guidance to have a material impact on its financial statements.

In November 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-20, an amendment to Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the effect ASU 2016-20 will have on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-02, an amendment to Topic 805, Business Combinations. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update apply to annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect this guidance to have a material impact on its financial statements.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-04 will have on our consolidated financial statements.

In February 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-05, an amendment to Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-05 will have on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

i)	Reporting by Segment

No segmental information is required as the Company currently only has one segment of business, providing physical and virtual payment services in the Mexican Market.

j)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2016 and December 31, 2015, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2016, the balance did not exceed the federally insured limit. At December 31, 2015, the Company had cash balances in the United States, which exceeded the federally insured limits by $531,238.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2016 and 2015.

l)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at December 31, 2016.

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

n)	Advances received from customers

Other than the sale of kiosks to customers, the provision of services through our kiosks is conducted on a cash basis. Customers are required to deposit cash with the Company to meet anticipated demand for services provided through kiosks either owned or operated by them. The services provided through the customer owned or operated kiosks are deducted from the deposits held on their behalf, the Company requires that these deposits be replenished as and when the services are provided.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

o)	Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Kiosks	7 years
Computer equipment	3 years
Leasehold improvements	Lesser of estimated useful life or life of lease
Office equipment	10 years

The cost of repairs and maintenance is expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

p)	Intangibles

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

ii) Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements.

q)	Long-Term Assets

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

r)	Revenue Recognition

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

r)	Revenue Recognition (continued)

•	Revenue from the sale of services.

Prepaid services are acquired from providers and is sold to end-users through kiosks that the company owns or kiosks that are owned by third parties. We recognize the revenue on the sale of these services when the end-user deposits funds into the terminal and the prepaid service is delivered to the end-user. The revenue is recognized at the gross value, including margin, of the prepaid service to the Company, net of any value-added tax which is collected on behalf of the Mexican Revenue Authorities.

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

The Company does not enter into any leasing of kiosks arrangements with customers and we do not generate any revenues from merchants who access our terminals as yet.

s)	Share-Based Payment Arrangements

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

Prior to the Company’s reverse merger which took place on May 12, 2016, all share-based payments were based on management’s estimate of market value of the Company’s equity. The factors considered in determining managements estimate of market value includes, assumptions of future revenues, expected cash flows, market acceptability of our technology and the current market conditions. These assumptions are complex and highly subjective, compounded by the business being in its early stage of development in a new market with limited data available.

Where equity transactions with arms-length third parties, who had applied their own assumptions and estimates in determining the market value of our equity, had taken place prior to and within a reasonable time frame of any share-based payments, the value of those share transactions have been used as the fair value for any share-based equity payments.

Where equity transactions with arms-length third parties, included both shares and warrants, the value of the warrants have been eliminated from the unit price of the securities using a Black-Scholes valuation model to determine the value of the warrants. The assumptions used in the Black Scholes valuation model includes market related interest rates for risk-free government issued treasury securities with similar maturities; the expected volatility of the Company’s common stock based on companies operating in similar industries and markets; the estimated stock price of the Company; the expected dividend yield of the Company and; the expected life of the warrants being valued.

Subsequent to the Company’s reverse merger which took place on May 12, 2016, the Company has utilized the market value of its common stock as quoted on the OTCBB, as an indicator of the fair value of its common stock in determining share- based payment arrangements.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

t)	Derivative Liabilities

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

u)	Income Taxes

The Company’s primary operations are based in Mexico and currently enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2016 and 2015, there have been no interest or penalties incurred on income taxes.

v)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes translation adjustment and net loss.

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Organization – Reverse Merger

The reverse merger recapitalization upon the acquisition of Qpagos S.A.P.I de C.V. and Redpag S.A.P.I de C.V. were originally pushed back to the earliest period presented, this has been restated to the reflect the position at the date of the reverse merger recapitalization, August 31, 2015. The statement of operations and comprehensive loss, the Statement of Cash Flows and the balance sheet has been restated to eliminate the effects of pushing back the reverse merger transactions to the opening balance of the earliest period presented.

Fixed Assets

The Company reclassified certain kiosk assets used in the production of income, previously recorded in inventory as fixed assets and applied an appropriate depreciation policy to these kiosks.

The restated Consolidated Balance Sheet as of December 31, 2015, the related Consolidated Statements of Operations and Comprehensive loss and the Statement of Cash Flows for the year ended December 31, 2015, is presented below:

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
Assets

Current Assets
Cash	$832,159			$832,159
Accounts receivable	242,075			242,075

Inventory	668,567	(279,746)	(A)	388,821
Recoverable IVA taxes and credits	417,897			417,897
Prepayments	52,014			52,014
Total Current Assets	2,212,712	(279,746)		1,932,966

Non-Current Assets
Plant and equipment, net	70,537	229,851	(A)	300,388
Intangibles, net	211,417			211,417
Other assets	11,712			11,712
Total Non-Current Assets	293,666	229,851		523,517
Total Assets	$2,506,378	$(49,895)		$2,456,483

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$38,372			$38,372
Notes payable	103,320			103,320
IVA and other taxes payable	192,044			192,044
Advances from customers	1,986			1,986
Total Current Liabilities	335,722	-		335,722

Total Liabilities	335,722	-		335,722

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,392,000 and 4,619,314 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	4,478			4,478
Additional paid-in-capital	5,735,861			5,735,861
Accumulated deficit	(3,989,689)	(36,459)		(4,026,148)
Accumulated other comprehensive income	420,006	(13,436)		406,570
Total stockholder's equity (deficit) - controlling interest	2,170,656	(49,895)		2,120,761
Non-controlling interest	-	-		-
Total Stockholders' Equity (Deficit)	2,170,656	(49,895)		2,120,761
Total Liabilities and Stockholders' Equity (Deficit)	$2,506,378	$(49,895)		$2,456,483

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Year Ended December 31, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated

Revenues
Airtime	$739,894			$739,894
Kiosk sales	321,239			321,239
Commissions on services	66,674			66,674
Other	137			137
	1,127,944	-		1,127,944

Cost of Goods Sold
Airtime	710,155			710,155
Kiosk sales	369,909			369,909
Depreciation - kiosks	-	35,496	(A)	35,496
Other	40,172			40,172
	1,120,236	35,496		1,155,732

Gross (Loss) Profit	7,708	(35,496)		(27,788)

General and administrative	2,000,714	779,862	(B)	2,780,576
Depreciation and amortization	37,810	(5,459)	(A)	32,351
Total Expense	2,038,524	774,403		2,812,927
Loss from Operations	(2,030,816)	(809,899)		(2,840,715)

Other (expense) income	203			203
Interest expense, net	(2,241)			(2,241)
Foreign currency loss	(466,920)	-		(466,920)
Loss before Provision for Income Taxes	(2,499,774)	(809,899)		(3,309,673)

Provision for Income Taxes	-	-		-

Net Loss	(2,499,774)	(809,899)		(3,309,673)

Net loss attributable to non-controlling interest	-	-		-

Net Loss Attributable to Controlling Interest	$(2,499,774)	$(809,899)		$(3,309,673)

Net Loss Per Share - Basic and Diluted	$(0.10)			$(0.13)

Weighted Average Number of Shares Outstanding - Basic and Diluted	25,698,747			25,698,747

Other Comprehensive Income
Foreign currency translation adjustment	267,257	(13,436)		253,821

Total Comprehensive Loss	(2,232,517)	(823,335)		(3,055,852)

Comprehensive loss attributable to non-controlling interest	-	-		-

Comprehensive Loss Attributable to Controlling Interest	$(2,232,517)	$(823,335)		$(3,055,852)

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,499,774)	$(809,899)		$(3,309,673)
Less: loss attributable to non-controlling interest	-			-
Net loss	(2,499,774)	(809,899)		(3,309,673)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,227	30,037	(A)	64,264
Amortization expense	3,583			3,583
Equity based compensation charge	166,715	121,285	(B)	288,000
Shares issued for services	-	658,577	(B)	658,577
Other foreign currency movements	-	13,436	(A)	13,436
Changes in Assets and Liabilities
Accounts receivable	(226,161)			(226,161)
Inventory	(21,581)			(21,581)
Recoverable IVA taxes and credits	(246,697)			(246,697)
Prepayments	(2,014)			(2,014)
Other assets	(5,520)			(5,520)
Accounts payable and accrued expenses	(64,129)			(64,129)
IVA and other taxes payable	183,689			183,689
Advances from customers	(1,106)			(1,106)
Interest accruals	3,320			3,320
CASH USED IN OPERATING ACTIVITIES	(2,675,448)	13,436		(2,662,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,779)			(4,779)
Intangible assets	(215,000)			(215,000)
NET CASH USED IN INVESTING ACTIVITIES	(219,779)	-		(219,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	2,990,000			2,990,000
Share issue expenses	(388,700)			(388,700)
Proceeds from loans payable	685,001			685,001
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,286,301	-		3,286,301

Effect of exchange rate changes on cash and cash equivalents	267,257	(13,436)		253,821

NET INCREASE IN CASH	658,331	-		658,331
CASH AT BEGINNING OF PERIOD	173,828			173,828
CASH AT END OF PERIOD	$832,159	$-		$832,159

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-		$-
Cash paid for interest	$-	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$2,909,423	$-		$2,909,423

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTES

A.	Adjustment to reclassify kiosk inventory utilized by the Company to generate revenue, to fixed assets and the recording of the related depreciation thereon.

B.	Adjustment to record equity based compensation to officers of the Company and consultants.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $8,757,197 as of December 31, 2016 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

5	ACQUISITION

On August 27, 2015, Qpagos Corporation entered into a series of agreements which completed the Reverse Merger with Qpagos and Redpag. As part of the merger, 1,500 Series A shares and 1,548,480 Series B shares outstanding of Qpagos and 1,500 Series A Shares and 2,238,245 Series B shares of Redpag was acquired by QPAGOS. The original shareholders of Qpagos and Redpag were effectively issued 4,619,314 common shares of QPAGOS resulting in control of QPAGOS, effectuating the reverse merger transaction.

The acquisition of Qpagos and Redpag by QPAGOS Corporation has been accounted for as a reverse acquisition for financial accounting purposes. The Reverse Merger is deemed a capital transaction and the net assets of Qpagos and Redpag (the accounting acquirers) are carried forward to QPAGOS Corporation (the legal acquirer) at their carrying value before the combination. The acquisition process utilizes the capital structure of QPAGOS Corporation and the assets and liabilities of Qpagos and Redpag are recorded at historical cost. The financials statements of Qpagos, Redpag and QPAGOS Corporation are being combined for the period from January 1, 2014 through December 31, 2015. In these financial statements, Qpagos and Redpag are the operating entities for financial reporting purposes and the financial statements for all periods presented represent the consolidated financial position and results of operations of Qpagos and Redpag. The equity of Qpagos and Redpag is the historical equity of QPAGOS Corporation.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	ACQUISITION (continued)

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

6	INVENTORY

Inventory consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Kiosks	$350,273	$388,821
	$350,273	$388,821

7	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Kiosks	$269,810	$279,746
Computer equipment	69,577	82,284
Office equipment	9,430	11,217
Leasehold improvement	8,191	9,740
Total cost	357,009	382,987
Less: accumulated depreciation and amortization	(125,681)	(82,599)
Property and equipment, net	$231,328	$300,388

Depreciation and amortization expense totaled $62,319 and $64,264 for the years ended December 31, 2016 and 2015, respectively.

8	INTANGIBLES

License

Localization and implementation of the different software and technology modules is supported through a Localization Agreement. Under this agreement, at a cost of $215,000, the Licensor allocated engineering and programming resources to the Company. The cost is being amortized over 5 years.

On May 1, 2015, the Company entered into a ten-year license with the Licensor for the non-exclusive right to license technology to provide payment services. Subsequently, on November 1, 2015, the Company and the Licensor concluded an additional amendment to the License Agreement by which the Licensor agreed to the exclusivity to the Mexican market subject to the payment of $20,000 per year payable in quarterly installments, the first two such installments payable December 1, 2015. The agreement may be terminated early by the Licensor if the Company fails to comply with its terms and conditions

The license with the Licensor is a license for the rights to use three software programs (the “Programs”): RG Switch Payment (designed to transfer payments to providers of services), RG Processing (designed processing and counting of payments) and RG Kiosk (designed for performance of payments through payment collection equipment functioning in the self-service kiosks) to be used in Mexico.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	INTANGIBLES (continued)

License (continued)

Under this agreement the Licensor is obligated to provide Qpagos Corporation with rights to use software updates developed by the Licensor. The ten-year term commences on the date of full payment of the localization contract. The Licensor retains exclusive rights to any intellectual property, including any addition, alteration, program updating, derivative or composed creation, obtained in the process of usage of the programs. The payment for the rights granted under the license is a total of $1,000, payable in annual payments of $100 per year over ten years and is in addition to the payments that we make under the Localization Agreement. The agreement provides, among other things, that we will pay the fee, ensure confidentiality of commercial and technical information received when performing the agreement and inform the Licensor of any changes in its structure. The Licensor has a right to terminate the agreement if we breach the terms of the agreement or do not properly perform or if we do not cure any breach or nonperformance within 30 days of receipt of notice of termination. If the Licensor suffers any damages, they are entitled to request compensation from the Company. The rights to use the Programs terminate upon termination of the Agreement.

Intangibles consisted of the following as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015

Software license	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(46,583)	(3,583)
Intangibles, net	$168,417	$211,417

Amortization expense was $43,000 and $3,583 for the year ended December 31, 2016 and 2015, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	NOTES PAYABLE

Notes payable consisted of the following:

	Interest		December 31,	December 31,
Description	Rate	Maturity	2016	2015

YP Holdings LLC	12%	December 31, 2015	$151,353	$103,320
Strategic IR	10%	January 1, 2017 to March 19, 2017	146,575	-
Gibbs International Holdings	10%	February 19, 2017	50,986	-
Cobbolo Limited	10%	February 17, 2007 March 25, 2017	101,466	-
Joseph W and Patricia G Abrams	10%	February 13, 2017	25,534	-
Delinvest Commercial LTD	10%	March 1, 2017	50,836
Gaston Pereira	6%	March 15, 2017	-	-

Total notes payable			$526,750	$103,320

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC (“YP”), pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest was due on December 31, 2015. The loan bears interest at a rate of 12%. The debt remains outstanding as of the date of this report and is expected to be settled within 12 months. We are currently negotiating with YP to extend the term of the loan, however in terms of loan agreement we have accrued default interest at the rate of 0.1% per day as the loan and interest payment deadlines were not met, this default interest amounted to $36,000 for the year ended December 31, 2016 and is included in the loan balance.

Strategic IR

Between September 29, 2016 and December 27, 2016, the Company executed a unsecured promissory notes totaling $145,000 with an investor, bearing interest at 10% per annum maturing between January 1, 2017 and April 26, 2017.

Gibbs International Holdings

Effective October 20, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on February 19, 2017.

Cobbolo Limited

Between October 21, 2016 and November 25, 2016, the Company executed a unsecured promissory notes totaling $100,000 with an investor, bearing interest at 10% per annum maturing between February 17, 2017 and March 25, 2017.

Joseph W and Patricia G Abrams

Effective October 14, 2016, the Company executed an unsecured promissory note for $25,000 with an investor, bearing interest at 10% per annum payable on February 13, 2017.

Delinvest Commercial LTD

Effective October 31, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on March 1, 2017.

Gaston Pereira

On September 15, 2016, the Company executed a revolving line of credit note for $100,000 with our CEO pursuant to the terms of a Revolving Line of Credit Agreement. The note bears interest at 6% and is due and payable 6 months from the effective date. Provided the borrower is not in default, the borrower may extend and renew the note for an additional 6 month term. As of December 12, 2016, the outstanding balance under the revolving line of credit was $0.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTE PAYABLE

On December 28, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $77,000. The Note has a maturity date of September 30, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, at a conversion price based on a pre-determined formula.

11	DERIVATIVE LIABILITY

The short-term convertible note disclosed in note 10 above, has variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at $77,000 at inception of the convertible note using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2016 and an additional charge of $36,074 was charged to the statement of operations and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Year ended
December 31,
2016
Conversion price	$0.22 to 0.23
Risk free interest rate	0.85%
Expected life of derivative liability	9 months
expected volatility of underlying stock	133.0%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	December 31, 2016	December 31, 2015

Opening balance	$-	$-
Derivative financial liability arising from convertible note	77,000	-
Fair value adjustment to derivative liability	36,074	-
	$113,074	$-

12	STOCKHOLDERS’ EQUITY

a.	Common Stock

After giving effect to the reverse merger consummated on May 12, 2016 and the issuances set forth below, the Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and issued and has outstanding 55,454.000 shares of common stock as of December 31, 2016.

The following common shares were issued by the Company during the years ended December 31, 2015 and 2016:

1.	In terms of the reverse merger agreements entered into with Qpagos and Redpag on August 27, 2015, certain shareholders, members of management and consultants who had performed services for Qpagos and Redpag since inception of these entities, in terms of agreements entered into prior to the reverse merger, were entitled to 9,238,628 (4,619,314 pre-QPAGOS Merger) shares in Qpagos and Redpag or its successor companies. These entitlements to shares, described below were considered in determining whether the requirements for a reverse merger had been met.

i.	an aggregate of 4,918,628 (2,459,314 pre-QPAGOS Merger) Common shares were issued to three consultants and advisors, Panatrade, Delinvest Commercial and Sergey Rumyantsev for services prior to and since inception of Qpagos and Redpag, for a total consideration of $491,862 at a at an issue price of $0.10 ($0.20 pre-QPAGOS Merger) per share, the determined value of our common stock when the shares were issued.

ii.	an aggregate of 4,320,000 (2,160,000 pre-QPAGOS Merger) shares of restricted common stock were issued to our Chief Executive Officer and Chief Operating Officer in terms of an employment agreements entered into with them for services rendered prior to and since inception of Qpagos and Redpag. These shares are restricted and vest on April 30, 2016 These restricted shares were valued at a total of $432,000 at an issue price of $0.10 ($0.20 pre-QPAGOS Merger) per share, the determined value of our common stock when these shares were issued.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

2.	The following shares were issued by QPAGOS which were not considered as part of the reverse merger transaction.

i.	In terms of a private placement agreement entered into on May 18, 2015 between the Company and a placement agent (“the Placement Agent”), the Placement Agent agreed to assist the Company in raising financing. The financing is in the form of equity. The Placement Agent received a fee of 10% of the gross proceeds raised together with a 3% expense recovery fee. In addition, to this the Placement Agent was issued warrants equal to 15% of the total number of shares issued to the investors, on the same terms and conditions of those units issued to investors.

During the period June 2015 to December 2015, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 4,784,000 (2,392,000 pre-QPAGOS Merger) common units of the Company at a price of $0.625 ($1.25 pre-QPAGOS Merger) per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one share of common stock at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger) per share, for net proceeds of $2,601,300 after deducting placement agent fees and other share issue expenses of $388,700. The placement agent was also issued five year warrants to purchase 717,600 (358,800 pre-QPAGOS Merger) units, each unit consisting of a warrant to purchase one share of common stock at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger) per share and an additional five year warrant to purchase one share of common stock at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger) per share, totaling an additional 1,435,200 (717,600 pre-QPAGOS Merger) shares of common stock if all placement agent warrants are exercised.

ii.	an aggregate of 1,667,150 (833,575 pre-QPAGOS Merger) Common shares were issued to consultants and advisors for services at an issue price of $0.10 ($0.20 pre-QPAGOS Merger) per share, the determined value of our common stock when the shares were issued.

iii.	an aggregate of 29,094,222 (14,547,111 pre-QPAGOS Merger) Common shares issued to debt holders in a debt for equity swap at an issue price of $0.10 ($0.20 pre-QPAGOS Merger) per share to settle $2,909,423 in notes payable, including interest thereon. Of the notes payable converted to equity, $2,324,422 was included in Notes Payable on the balance sheet at December 31, 2014.

iv.	On February 16, 2016, the Company entered into consulting agreements with Gibbs Investment Holdings, Gibbs International, Eurosa, Inc. and Robert Skaff, in terms of which the parties have provided consulting services to the Company and continue to provide such services and were issued a total of 2,572,500 common shares of Qpagos Corporation, which were subsequently converted to 5,145,000 shares of the Company at a value of $2,032,275.

v.	During the period, May 16, 2016 to October 17, 2016, in terms of subscription agreements entered into, the Company issued 500,000 shares to a shareholder for gross proceeds of $375,000.

3.	Restricted Stock awards

Included in 1 above, are restricted stock awards as follows:

(a)	An aggregate of 2,880,000 (1,440,000 pre-QPAGOS Merger)) shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on April 30, 2016 These restricted shares were valued at $288,000 or $0.10 per share, the value per share determined by the board of directors based on value of shares issued to other investors, prior to this issue.

(b)	An aggregate of 1,440,000 (720,000 pre-QPAGOS Merger) shares of restricted common stock were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on April 30, 2016 These restricted shares were valued at $144,000 or $0.10 per share, the value per share determined by the board of directors based on value of shares issued to other investors, prior to this issue.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

The restricted stock granted and exercisable at December 31, 2016 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.10	2,880,000	$0.10	2,880,000	$0.10
$0.10	1,440,000	$0.10	1,440,000	$0.10
	4,320,000	$0.10	4,320,000	$0.10

The Company has recorded an expense of $144,000 and $288,000 for the year ended December 31, 2016 and 2015, relating to the restricted stock awards.

b)	Preferred Stock

After giving effect to the reverse merger consummated on May 12, 2016, the Company has authorized 25,000,000 preferred shares with a par value of $0.0001 each, no preferred stock is issued and outstanding as of December 31, 2016.

(c)	Warrants

During the period June 2015 to December 2015, pursuant to the private placement agreement and individual Securities Purchase Agreements entered into, new, qualified investors, acquired 4,784,000 (2,392,000 pre-QPAGOS Merger) common units of the Company at a price of $0.625 ($1.25 pre-QPAGOS Merger) per unit, each unit consisting of one share of Common Stock and a five year warrant exercisable for one share of common stock at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger) per share.

The placement agent was also issued, in terms of a placement agent agreement, five year warrants to purchase 717,600 (358,800 pre-QPAGOS Merger) units at $0.625 ($1.25 pre-QPAGOS Merger)) per unit, each consisting of one share of Common stock and an additional five year warrant exercisable for one shares of Common Stock at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger)) per share, giving a total of 1,435,200 (717,600 pre-QPAGOS Merger) warrants to purchase common shares at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger)) per share if all placement agent warrants are exercised.

The fair value of Warrants issued were valued at $0.464 per share using the Black-Scholes pricing model and the following weighted average assumptions were used:

Year ended December 31, 2015

Calculated stock price	$0.875
Risk-free interest rate	1.38% to 1.74%
Expected life of warrants (in years)	5
Expected volatility of the underlying stock	159.5%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2015, the Company does not anticipate any of the warrants will be forfeited in performing the valuation of the warrants.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

(c).	Warrants (continued)

A summary of warrant activity during the period January 1, 2015 to December 31, 2016 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2015	-	$-	$-
Granted	6,219,200	0.625	0.625
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2015	6,219,200	$0.625	$0.625
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2016	6,219,200	$0.625	$0.625

The warrants outstanding and exercisable at December 31, 2016 are as follows:

	Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price		Weighted Average Remaining Contractual life in years
$0.625	6,219,200	3.75		$0.625	6,219,200		$0.625	3.75

	6,219,200		$		6,219,200	$

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2016 and 2015, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

(d)	Reverse merger transactions (continued)

Reverse Merger with QPAGOS

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

13	NET REVENUE

Revenue is derived from the following sources:

	Year ended December 31, 2016	Year ended December 31, 2015

Sales of services	$2,610,820	$739,894
Payment processing fees	34,916	66,674
Kiosk sales	44,606	321,239
Other	1,554	137
	$2,691,896	$1,127,944

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31, 2016	Year ended December 31, 2015

Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Tax expense at the federal statutory rate	$(1,656,874)	$(1,079,097)
State tax expense, net of federal tax effect	-	-
Effect of foreign operations	65,642	87,799
Permanent timing differences	72,738	62,082
Deferred income tax asset valuation allowance	1,518,492	929,215
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2016	December 31, 2015
Depreciation and amortization	$(74,655)	$(67,777)
Other	88,936	(25,916)
Net operating losses	1,504,212	1,022,907
Valuation allowance	(1,518,492)	(929,215)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2016 and December 31, 2015 was $1,518,492 and $929,215, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $589,277 for 2016 and a decrease of 512,130 for 2015, respectively.

As of December 31, 2016, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

The Company’s net operating loss carry-forwards of its foreign subsidiaries of $7,356,183   begin to expire in 2023 through 2026. Net operating loss carry-forwards of the US companies of $4,589,894 begin to expire in 2043 through 2046. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	INCOME TAXES (continued)

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

15	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2016	Year ended December 31, 2015

Stock based compensation	144,000	288,000
Stock issued for services rendered	2,032,275	658,577
	$2,176,275	$946,577

16	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2016 and 2015, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2016 (Shares)	Year ended December 31, 2015 (Shares)

Restricted stock awards – unvested	-	4,320,000
Warrants to purchase shares of common stock	6,219,200	6,219,200
	6,219,200	10,539,200

17	COMMITMENTS AND CONTINGENCIES

The Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 16, 2019. The lease calls for monthly rental payment, including maintenance, of $2,846, as adjusted for exchange rate changes. The Company also leases space on a month-to-month basis for its data servers at a monthly rate of $1,680. In addition, Qpagos leases warehouse space on a month-to-month basis for $1,081 per month.

The future minimum lease installments under the office facility lease agreement as of December 31, 2016 are $34,152 for each year 2017, 2018 and 2019, subject to exchange rate changes.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	SUBSEQUENT EVENTS

On January 27, 2017, the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000. The Note has a maturity date of July 27, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. In connection with the issuance of the Note, the Company issued, as a commitment fee, 150,000 shares of its common stock (the “Returnable Shares”). The Returnable Shares will be returned to the Company’s treasury if no Event of Defaults (as defined in the Note) has occurred on or prior to the date that the Note is fully repaid and satisfied. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price based on a pre-determined formula.

On February 6, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $200,000. The Note has a maturity date of November 6, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the three (3) lowest trading bid prices during the previous ten (10) trading days to the date of conversion.

On February 21, 2017, the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000. The Note has a maturity date of November 21, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser at a pre-determined formula. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a pre-determined formula set forth in the Note.

On March 6, 2017, the Company approved the renewal of three notes with an aggregate principal of $125,000 for up to an additional 120 days at a 15% interest rate.

On March 7, 2017, The Company issued an aggregate of 500,000 shares of our common stock in exchange for two outstanding notes in the aggregate principal amount of $150,000.

On March 7, 2017, the Company issued an aggregate of 366,667 shares of our common stock as repayment of advances made by an investor in the amount of $110,000.

On March 9, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of March 8, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 150 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the two (2) lowest trading bid prices during the previous fifteen (15) trading days to the date of conversion.

On April 6, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of January 6, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Holder into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to a 40% discount to the average of the two (2) lowest trading bid prices during the previous fifteen (15) trading days to the date of conversion.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that, except as disclosed, it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Other Key Employees

The table below sets certain information concerning our executive officers and directors, including their names, ages, anticipated positions with us. Our executive officers are chosen by our Board and hold their respective offices until their resignation or earlier removal by the Board.

In accordance with our Certificate of Incorporation, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified.

Name	Age	Position

Gaston Pereira	69	Chief Executive Officer and Chairman of the Board
Andrey Novikov	44	Chief Operating Officer, Secretary and Director
Sarmad Harake	49	Director
Mark Korb	49	Chief Financial Officer

The following information pertains to the members of our Board and executive officers, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Gaston Pereira, President, Chief Executive Officer and Chairman of the Board

Mr. Pereira has served as our President, Chief Executive Officer and Chairman of the Board since the consummation of the Merger, on May 12, 2016. Since the incorporation of Qpagos Corporation, Mr. Pereira has served as its President, Chief Executive Officer and Chairman of the Board and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. since their incorporation in Mexico in November 2013. From August 2013 until November 2013, Mr. Pereira served as a consultant to Panatrade, Inc., an international business consulting firm, where he was responsible for the research and development of a strategy for implementation of electronic payment services in Mexico. Panatrade, Inc. was the largest stockholder of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. it distributed its interest in each of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. to its stockholders. From July 2012 until July 2013, he served as the Chief Marketing Officer of Liberty Card, Inc., where he was responsible for developing the strategy for the 24/7 CARD. From June 2010 until July 2012, he was President of SUMACARD, a program manager for prepaid debit cards. He also served as the President of STAR Strategic Partners, LLC, a consulting firm from January 2009 until July 2012, providing market and telecom consulting to the Hispanic market and from March 2004 until October 2008, he served as Chief Sales and Marketing Officer for SIGUE, Corp. a money transfer operator. We chose Mr. Pereira to serve as a member of our Board of Directors due to his vast knowledge of the Hispanic market and our industry, as well extensive experience in banking in the region (CITIBANK), as well as in the telecom industry (Bell Atlantic, Tellabs).

Andrey Novikov, Chief Operating Officer, Secretary and Director

Mr. Novikov has served as our Chief Operating Officer since the consummation of the Merger on May 12, 2016. Mr. Novikov has served as the Chief Operating Officer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. since their incorporation in Mexico since April 2014. Mr. Novikov served as the QIWI Vice President of International Business Development from May 2008 until 2012, where as Vice President of International Business Development he had a leading role in QIWI startups in several countries, including China, Brazil, Argentina, Chile, and Peru. From December 2012 until October 2014, Mr. Novikov serves as an adviser for QIWI International Development. We chose Mr. Novikov to serve as a member of our Board of Directors due to his vast knowledge of the industry.

Sarmad Harake, Director

Mr. Harake was appointed to our Board of Directors in May 2016.  He is currently a partner/managing director of Gibbs Investment Holding, a multi-class asset investment company, including technology, energy and software development businesses. From 2009 to 2015 he was the principal of Eurofund Holdings, a holding company that invests in technology companies, customer support businesses, online sales and marketing verticals. From 2008 to 2015, Mr. Harake served as an advisor to the president of the Union of Comoros, Ambassador at Large and the Honorary Consul of the Union of Comoros in Turkey, Comoros Alt Rep at the United Nations. From 2004 to 2006 he served as the Middle East Representative of Eurosa Corporation Ltd, an international trading house. We chose Mr. Harake to serve as a member of our Board of Directors due to his extensive international business experience, which makes him a valuable member of our Board of Directors.

Mark Korb, Chief Financial Officer

Mark Korb has served as the Chief Financial Officer of Qpagos Corporation since June 2015 and as our Chief Executive Officer from May 6, 2016 until May 12, 2016 and our Chief Financial Officer since May 6, 2016.  Mr. Korb has over 20 years’ experience with high-growth companies and experience taking startup operations to the next level.  Mr. Korb also serves as Chief Financial Officer of Icagen, Inc., a biotech company, and First South Africa Management, a company that provides financial management and strategic management services to various companies.

From 2007 to 2009 Mr. Korb was the group chief financial officer and director of Foodcorp (Proprietary) Limited (“Foodcorp”), a multimillion dollar consumer goods company based in South Africa. In his role as chief financial officer, Mr. Korb delivered operational and strategic leadership for the full group financial function during a period of change including Mergers, acquisitions and organic growth. As a board director he cultivated relationships with shareholders, bond holders, financial institutions, rating agencies, and auditors. Mr. Korb was also responsible for leading the group IT strategy and implementation and supervised 16 direct reports including 10 divisional financial directors. From 2001 to 2007 Mr. Korb was the group Chief Financial Officer of First Lifestyle, initially a publicly traded company on the Johannesburg Stock Exchange in South Africa which was then purchased by management which included Mr. Korb. He anchored the full group financial function with responsibility for mergers and acquisitions activity, successfully leading the process whereby the Company was sold to Foodcorp mentioned above. Upon completion of the merger, Mr. Korb was appointed as the group Chief Financial Officer of Foodcorp.

Corporate Governance

Code of Business Conduct and Ethics

Effective as of May 12, 2016, we adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to regulatory agencies, including the SEC;

•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at QPAGOS, 1900 Glades Road, Suite 265, Boca Raton, Florida 33431.  A copy of our Code of Business Conduct and Ethics is included as an exhibit to this Annual Report on Form 10-K and can also be found at http://ir.qpagos.com/code-of-conduct-and-ethics.

Composition of the Board

In accordance with our Articles of Incorporation, our Board is elected annually as a single class.

Board Committees

We currently do not have a separate Audit Committee, Nominating, Governance Committee or Compensation Committee, however, we intend to create such committees. Our full board currently serves as our Audit Committee. None of our directors is considered an “Audit Committee” financial expert. Due to the complexities of our business caused by the operations being conducted in a foreign country and our inability to compensate directors for service on our Board, it has been difficult for us to attract a financial expert that would understand our business. The Audit Committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance Committee will assist our Board of Directors in fulfilling its oversight responsibilities and identify, select and evaluate our Board of Directors and committees. No final determination has yet been made as to the memberships of the other committees.

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will provide officers and directors liability insurance.

Leadership Structure

The chairman of our Board of Directors and Chief Executive Officer positions are currently the same person, Mr. Pereira. Our Bylaws do not require our Board of Directors to separate the roles of chairman and chief executive officer but provides our Board of Directors with the flexibility to determine whether the two roles should be combined or separated based upon our needs.  Our Board of Directors believes the combination of the chairman and the chief executive officer roles is the appropriate structure for our company at this time. Our Board of Directors believes the current leadership structure serves as an aid in the Board of Directors’ oversight of management and it provides us with sound corporate governance practices in the management of our business.

Risk Management

The Board of Directors discharges its responsibilities, and assesses the information provided by our management and the independent auditor, in accordance with its business judgment.  Management is responsible for the preparation, presentation, and integrity of the Company's financial statements, and management is responsible for conducting business in an ethical and risk mitigating manner where decisions are undertaken with a culture of ownership.  Our Board of Directors oversees management in their duty to manage the risk of our company and each of our subsidiaries. Our Board of Directors regularly reviews information provided by management as management works to manage risks in the business. Our Board of Directors intends to establish Board Committees to assist the full Board of Directors’ oversight by focusing on risks related to the particular area of concentration of the relevant committee. For example, the Compensation Committee will oversee risks related to our executive compensation plans and arrangements, the Audit Committee will oversee the financial reporting and control risks and the Nominating and Governance Committee will oversee risks associated with the independence of our Board of Directors and potential conflicts of interest. If a risk is of sufficient magnitude, a committee will report on the discussions of the applicable relevant risk to the full Board of Directors during the committee reports portion of the Board of Directors meetings. The full Board of Directors will incorporate the insight provided by these reports into its overall risk management analysis.

Director Independence

Although our Common Stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market. The Board has determined that none of our directors are “independent” in accordance with such definition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2016 other than the failure of Jimmy Gibbs to timely file a Form 3.

Item 11. Executive Compensation

Executive Compensation

Qpagos Corporation became our wholly owned subsidiary as a result of the consummation of the Merger on May 12, 2016. The following table summarizes all compensation earned in each of QPAGOS, Qpagos Corporation and its subsidiaries during its last two fiscal years ended December 31, 2016 and 2015 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of QPAGOS as of the end of the last completed fiscal year. The tables below reflect the compensation for the QPAGOS Corporation executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	All other comp.		Total

Gaston Pereira/	2016	$240,000	-	$-	-	$23,168	a	$263,168
Chief Executive Officer (1)	2015	$240,000	-	$288,000	-	$21,600	b	$549,600

Andrey Novikov/	2016	$180,000	-	$-	-	$31,700	c	$211,700
Chief Operating Officer (2)	2015	$165,976	-	$144,000	-	$51,946	d	$361,922

Mark Korb/Chief Financial Officer (3)	2016	$90,000	-	-	-	-		$90,000
	2015	$37,500	-	-	-	-		37,500

(a)	Consists of an annual housing allowance of $20,908 and home leave expenses of $2,260.

(b)	Consists of an annual housing allowance of $21,600.

(c)	Consists of a housing allowance of $26,700 and home leave expenses of $5,000.

(d)	Consists of a housing allowance of $25,946, a vehicle allowance of $16,000 and a relocation allowance of $10,000.

(1)	Mr. Pereira has served as the President, Chief Executive Officer and Treasurer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in November 2013.

(2)	Mr. Novikov has served as our Chief Operating Officer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in April 2014.

(3)	Mr. Korb has served as Chief Financial Officer of Qpagos Corporation since June 2015. Qpagos Corporation pays Mr. Korb’s employer, First South Africa Management a fee of $7,500 per month.

Agreements with Named Executive Officers

On May 18, 2015, Qpagos Corporation entered into a three-year employment agreement with Gaston Pereira to serve as its Chief Executive Officer, President and Treasurer. During the term of the employment agreement, Mr. Pereira receives an annual base salary of not less than $240,000 and is entitled to an annual performance cash bonus targeted at up to 50% of his base salary, in the discretion of the Board of Directors. Mr. Pereira was issued 1,440,000 shares of Qpagos Corporation common stock that vest on the one-year anniversary of the date of issuance which were exchanged in the Merger for 2,880,000 shares of our common stock. Mr. Pereira is generally entitled to receive all other benefits provided to other employees, including health and disability insurance. He also receives a housing allowance of $1,800 a month. The agreement also provides for a one-time payment of moving expenses up to $25,000 and $10,000 of reimbursement of fees of a tax attorney for professional services regarding legal advice in connection with the employment agreement.

On May 18, 2015, Qpagos Corporation entered into a three-year employment agreement with Andrey Novikov to serve as its Chief Operating Officer and Secretary. During the term of the employment agreement, Mr. Novikov receives an annual base salary of not less than $180,000 and is entitled to an annual performance cash bonus targeted at up to 50% of his base salary, in the discretion of the Board of Directors. Mr. Novikov was issued 720,000 shares of Qpagos Corporation common stock that vest on the one year anniversary of the date of issuance which were exchanged in the Merger for 1,440,000 shares of our common stock. Mr. Novikov is generally entitled to receive all other benefits provided to other employees, including health and disability insurance. He also receives a housing allowance of approximately $2,000 a month. The agreement also provides for a one-time payment of moving expenses up to $15,000.

The employment agreement with each of Mr. Pereira and Mr. Novikov (the “Employment Agreements”) also include confidentiality obligations and inventions assignments by each of Mr. Pereira and Mr. Novikov (the “Executives”) and non-solicitation and non-competition provisions.

The Employment Agreements have a stated term of three years but may be terminated earlier pursuant to their terms. If the Executive’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however , that if his employment is terminated (i) by us without Cause or by the Executive for Good Reason (as each is defined below) then in addition to paying the Accrued Obligations, (x) we will continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of 12 months and (y) he shall have the right to exercise any vested equity awards until the earlier of six months after termination or the remaining term of the awards, or (ii) by reason of his death or Disability (as defined in the Employment Agreements), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the earlier of six months after termination or the remaining term of the awards. In such event, if the Executive commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us as described herein will terminate.

The Employment Agreements provide that upon the closing of a “Change in Control” (as defined below), all unvested options shall immediately vest and the time period that the Executive will have to exercise all vested stock options and other awards that the Executive may have will be equal to the shorter of: (i) six months after termination, or (ii) the remaining term of the award(s). If within one year after the occurrence of a Change in Control, the Executive terminates his employment for “Good Reason” or we terminate his employment for any reason other than death, disability or Cause, the Executive will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two times the sum of the base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under our annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits.

For the purposes of the Employment Agreement “Change in Control” is defined as: (i) any person or entity becoming the beneficial owner, directly or indirectly, of our securities representing 50% of the total voting power of all its then outstanding voting securities; (ii) a Merger or consolidation of our company in which its voting securities immediately prior to the Merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the Merger or consolidation; or (iii) a sale of substantially all of our assets or our liquidation or dissolution.

For purpose of the Employment Agreement, “Good Reason” is defined as the occurrence of any of the following events without Executive’s consent: (i) a material reduction in the Executive’s base salary (other than an across-the-board decrease in base salary applicable to all of our executive officers; (ii) a material breach of the employment agreement by us; (iii) a material reduction in the Executive’s duties, authority and responsibilities relative to the Executive’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of the Executive’s principal place of employment, without Executive’s consent, in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation.

For purposes of the Employment Agreements, “Cause” is defined as (i) Executive's conviction (which, through lapse of time or otherwise, is not subject to appeal) of any crime or offense involving money or other property of our company or its subsidiaries or which constitutes a felony in the jurisdiction involved; (ii) Executive's performance of any act or his failure to act, for which if he were prosecuted and convicted, a crime or offense involving money or property of our company or its subsidiaries, or which would constitute a felony in the jurisdiction involved would have occurred; (iii) Executive's breach of any of the representations, warranties or covenants set forth in the Employment Agreement; or (iv) Executive's continuing, repeated, willful failure or refusal to perform his duties required by the Employment Agreement, provided that Executive shall have first received written notice from us stating with specificity the nature of such failure and refusal and affording Executive an opportunity, as soon as practicable, to correct the acts or omissions complained of.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by QPAGOS named executive officers at December 31, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS (1)					STOCK AWARDS
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercisable	Option Expiration	Number of Shares or Units of Stock that have Not	Market Value of Shares or Units of Stock that have not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Not Vested

Gaston Pereira	-	-	-	-	-	-	$-	-	-

Andrey Novikov	-	-	-	-	-	-	$-	-	-

Mark Korb	-	-	-	-	-	-	-	-	-

Director Compensation

Neither QPAGOS nor Qpagos Corporation paid any fees to any of our directors for their service as directors; however, each of Messrs. Pereira and Novikov received compensation for service as officers of QPAGOS and Qpagos Corporation and QPAGOS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 11, 2017 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 55,604,000 shares of our common stock. We have deemed shares of our common stock subject to warrants that are currently exercisable within 60 days of April 11, 2017 to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the mailing address of each beneficial owner is c/o QPAGOS, 1900 Glades Road., Suite 265, Boca Raton, Florida 33431.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included		Percentage of Common Stock Beneficially Owned

Gaston Pereira (Chief Executive Officer)	2,880,000	(1)	5.2%

Andrey Novikov (Chief Operating Officer)	1,440,000	(2)	2.6%

Sarmad Harake (Director)	1,920,000	(3)	3.5%

Mark Korb (Chief Financial Officer)	25,000	(4)	*

Irina Galikhanova	3,800,000	(5)	6.8%

Panatrade Business Limited	3,507,540	(6)	6.3%

Delinvest Commercial Ltd.	3,889,448	(7)	7.0%

Olga Akhmetova	3,889,448	(8)	7.0%

Huppay Global Corp.	3,215,430	(9)	5.8%

Newvello Ltd.	3,200,000	(10)	5.8%

Gibbs International, Inc. and Jimmy Gibbs	5,290,000	(11)	9.4%

All officers and directors as a group (4 persons)	6,265,000		11.3%

*Less than 1%

(1)	Consists of 2,880,000 shares of common stock.

(2)	Consists of 1,440,000 shares of common stock.

(3)	Consists of 1,920,000 shares of common stock that is owned by Eurosa, Inc. in connection with consulting services. Sarmad Harake is the principal of Eurosa, Inc.

(4)	Consists of 25,000 shares of common stock.

(5)	Consists of 3,800,000 shares of common stock.

(6)	Consists of 3,507,540 shares of common stock. The principal of Panatrade Business Limited is Fermin Milciades Castanedas Chacon or by Power of Attorney Victor Amirov and the address is Parque Lefevre Condominio Maria Nr. 5B Republic of Panama.

(7)	Consists of 3,889,448 shares of common stock. The principal of Delinvest Commercial Ltd. is Alex Motorin and the address is Drake Chambers, P.O. Box 3321 Road Town, Tortola, British Virgin Islands.

(8)	Consists of 3,889,448 shares of common stock. The address for Olga Akhmetova is 9 Gzhatskaya Street, Apt. 100, Saint Petersburg, Russia 195220.

(9)	Consists of 3,215,430 shares of common stock. The principal of Huppay Global Corp. is Director, A.J.K. CORPORATE MANAGEMENT INC., represented by Cherlin Armstrong as a sole director and the address is 33 Porter Road. P.O. Box 3169 PMB 103. Road Town, Tortola, British Virgin Islands.

(10)	Consists of 3,200,000 shares of common stock. The principal of Newvello Ltd. is Vladimir Skigin and the address is P.O. Box 146, Road Town, Tortola, British Virgin Islands.

(11)	Consists of 3,345,000 shares of common stock and 800,000 shares of common stock, upon exercise of warrants owed by Gibbs International, Inc. Jimmy Gibbs is the principal of Gibbs International, Inc. Also includes 1,065,000 shares of common stock owned by Gibbs Investment Holdings, LLC of which Jimmy Gibbs is an equity holder and as such shares the power to vote and dispose of the shares of common stock owned by Gibbs Investment Holdings, LLC. The address of Gibbs International, Inc. and Gibbs Investment Holdings, LLC is 9855 Warren H. Abernathy Highway, Spartanburg, South Carolina 29301. The information was obtained from a Schedule 13G/A filed on July 22, 2016 with the SEC on behalf of Gibbs International, Inc. and Jimmy Gibbs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2015 for Qpagos Corporation and its subsidiaries or any proposed transaction, in which we or Qpagos Corporation and its subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions:

In May 2015, Qpagos Corporation issued 2,880,000 (1,440,000 prior to consummating the Merger) shares of common stock to Gaston Pereira, in consideration of his services to be rendered as our Chief Executive Officer, and 1,440,000 (720,000 prior to consummating the Merger) shares of common stock to Andrey Novikov in consideration of his services to be rendered as our Chief Operating Officer.

In February 2016, the Company issued 1,920,000 shares to Eurosa Inc., in terms of a consulting agreement. Eurosa is controlled by Sarmad Harake, who is a director of the Company.

On September 15, 2016, the Company executed a revolving line of credit note for $100,000 with our CEO pursuant to the terms of a Revolving Line of Credit Agreement. The note bears interest at 6% and is due and payable 6 months from the effective date. Provided the borrower is not in default, the borrower may extend and renew the note for an additional 6 month term. As of December 12, 2016, the outstanding balance under the revolving line of credit was $0.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that none of our directors qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Mr. Pereira and Mr. Novikov currently employed as our and Qpagos Corporation’s Chief Executive Officer and Chief Operating Officer, respectively, and therefore would not be considered independent directors. Mr. Harake is one of our consultants and has received cash compensation valued in excess of $100,000 and therefore would not be considered independent.

Potential Conflicts of Interest

Since we did not have an Audit Committee or Compensation Committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2016 and 2015 by our auditors:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Audit fees and expenses	$121,000	$-
Taxation preparation fees	-	-
Audit related fees	-	-
Other fees	-	-
	$121,000	$-

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2016, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2016 and 2015 (as restated)

3.	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 (as restated)

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015 (as restated)

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 (as restated)

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
4.1	Form of Warrants issued to Investors (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.2	Form of Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.3	Form of Amendment to Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
4.4	Note in the principal amount of $77,000 issued December 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
4.5	Note in the principal amount of $105,000 issued January 27, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
4.6	Note in the principal amount of $200,000 issued February 6, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 13, 2017)
4.7	Note in the principal amount of $53,000 issued February 21, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
4.8

Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 15, 2017)

10.1	Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.2	Additional Agreement No. 1 to Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated November 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.3 †	Employment Agreement Gaston Pereira (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.4 †	Employment Agreement Andrey Novikov (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.5	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.6	Placement Agent Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.8	Consulting Agreement between Qpagos Corporation and Yogipay Corporation dated February 11, 2016 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.9	Consulting Agreement between Qpagos Corporation and Eurosa Inc. dated February 11, 2016 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.10	Form of Exchange Agreement (Incorporated by reference to Exhibit 10 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.11	Share Purchase Agreement between Panatrade Business Limited (QPAGOS S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)

10.12	Share Purchase Agreement between Panatrade Business Limited (Redpag Electronicos S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 12 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.13	Consulting Agreement between Panatrade Business Limited and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 13 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.14	Consulting Agreement between Delinvest Commercial Ltd. and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.15	Consulting Agreement between Sergey Rumyantsev and QPAGOS Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 15 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.16	Securities Purchase Agreement dated December 28, 2016 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
10.17	Securities Purchase Agreement dated January 27, 2017 between the Registrant and Labrys Fund, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
10.18	Securities Purchase Agreement dated February 21, 2017 between the Registrant and Power Up lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
31.1	Certification of Gaston Pereira, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **
31.2	Certification of Mark Korb, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) **
32.1	Certification of Gaston Pereira, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith

†	Indicates management contract or compensatory plan

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

QPAGOS

Signature	Title	Date

/s/ Gaston Pereira	Chief Executive Officer and President	April 17, 2017
Gaston Pereira	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer (Principal Financial Officer)	April 17, 2017
Mark Korb

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017	By:	/s/ Gaston Pereira
Chief Executive Officer, President and Director

Date: April 17, 2017	By:	/s/ Andrey Novikov
Chief Operating Officer and Director

Date: April 17, 2017	By:	/s/ Sarmad Harake
Director

