Form 10-Q
period 2017-03-31
QPAGOS
filed 2017-05-22
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒ * (Note : Prior to June 9, 2016, the registrant was a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has voluntarily filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)		Emerging growth company	☑

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 55,454,000 shares of common stock, $0.0001 par value per share as of May 17, 2017.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

Item 1.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

TABLE OF CONTENTS

March 31, 2017

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$33,865	$46,286
Accounts receivable, net	175,711	79,943
Inventory	297,810	350,273
Recoverable IVA taxes and credits	352,993	353,780
Other current assets	246,565	279,878
Total Current Assets	1,106,944	1,110,160

Non-Current Assets
Plant and equipment, net	201,757	231,328
Intangibles, net	157,667	168,417
Investment	3,000	3,000
Other assets	7,305	9,847
Total Non-Current Assets	369,729	412,592
Total Assets	$1,476,673	$1,522,752

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$198,414	$320,487
Notes payable	562,750	526,750
Convertible debt, net of unamortized discount of $420,326 and $75,888, respectively	120,957	1,180
Derivative liability	818,844	113,074
IVA and other taxes payable	147,136	166,108
Advances from customers	150,571	132,133
Total Current Liabilities	1,998,672	1,259,732

Total Liabilities	1,998,672	1,259,732

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no preferred shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,454,000 and 55,454,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	5,545	5,545
Additional paid-in-capital	8,284,522	8,284,522
Accumulated deficit	(9,313,135)	(8,757,197)
Accumulated other comprehensive income	501,069	730,150
Total stockholder's equity - controlling interest	(521,999)	263,020
Non-controlling interest	-	-
Total Stockholders' Equity (Deficit)	(521,999)	263,020
Total Liabilities and Stockholders' Equity (Deficit)	$1,476,673	$1,522,752

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016
		(As Restated)

Net Revenue	$927,310	$629,934

Cost of Goods Sold	853,452	618,921

Gross Profit	73,858	11,013

General and administrative	457,587	2,693,703
Depreciation and amortization	16,791	17,239
Total Expense	474,378	2,710,942

Loss from Operations	(400,520)	(2,699,929)

Other income	100	2,999
Interest expense, net	(141,600)	(2,992)
Change in fair value of derivative liability	(247,770)	-
Foreign currency gain	233,852	30,984

Loss before Provision for Income Taxes	(555,938)	(2,668,938)
Provision for Income Taxes	-	-

Net Loss	(555,938)	(2,668,938)
Net loss attributable to non-controlling interest	-	-

Net Loss Attributable to Controlling Interest	$(555,938)	$(2,668,938)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	55,454,000	42,895,154

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(229,081)	46,774

Total Comprehensive loss	(785,019)	(2,622,164)
Comprehensive loss attributable to non-controlling interest	-	-

Comprehensive Loss Attributable to Controlling Interest	$(785,019)	$(2,622,164)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2017 TO MARCH 31, 2017 (Unaudited)

						Total
					Accumulated	Stockholders'
			Additional		Other	Equity (Deficit)	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Deficit)	Interest	Interest	Equity (Deficit)

Balance as of January 1, 2017	55,454,000	5,545	8,284,522	(8,757,197)	730,150	263,020		263,020

Translation adjustment	-	-	-	-	(229,081)	(229,081)	-	(229,081)

Net loss for the three months ended March 31, 2017	-	-	-	(555,938)	-	(555,938)	-	(555,938)

Balance as of March 31, 2017	55,454,000	$5,545	$8,284,522	$(9,313,135)	$501,069	$(521,999)	$-	$(521,999)

See notes to unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(555,938)	$(2,668,938)
Less: loss attributable to non-controlling interest	-	-
Net loss	(555,938)	(2,668,938)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,790	15,888
Amortization expense	10,969	10,984
Equity based compensation charge	-	108,000
Shares issued for services	-	2,032,275
Derivative liability	247,770	-
Amortized discount on convertible note payable	113,563	-
Non- cash investment in affiliates	-	(3,000)
Other foreign currency movements	-	(3,792)
Changes in Assets and Liabilities
Accounts receivable	(95,769)	(155,999)
Inventory	52,463	115,308
Recoverable IVA taxes and credits	787	(109,700)
Other current assets	33,313	(17,408)
Other assets	2,542	(68)
Accounts payable and accrued expenses	(122,073)	38,711
IVA and other taxes payable	(18,972)	3,303
Advances from customers	18,438	3,873
Interest accruals	27,216	2,992
CASH USED IN OPERATING ACTIVITIES	(270,901)	(627,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(454)
NET CASH USED IN INVESTING ACTIVITIES	-	(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	15,000	-
Proceeds from convertible debt	458,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	473,000	-

Effect of exchange rate changes on cash and cash equivalents	(214,520)	46,774

NET DECREASE IN CASH	(12,421)	(581,251)
CASH AT BEGINNING OF PERIOD	46,286	832,159
CASH AT END OF PERIOD	$33,865	$250,908

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$822	$-

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

On May 27, 2016, Asiya changed its name to QPAGOS. QPAGOS and its direct and indirect subsidiaries Qpagos Corporation, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., will be referred to hereafter as “the Company”.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of Qpagos for the year ended December 31, 2016, included in the current report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

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

ASC 825-10 “Financial Instruments ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Risks and Uncertainties (continued)

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

h)	Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-02, an amendment to Topic 805, Business Combinations. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update apply to annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect this guidance to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, that provides that an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-04 will have on our unaudited condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, an amendment to Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-05 will have on our unaudited condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). This Update is being issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This Update also includes amendments to the Overview and Background Sections of the FASB Accounting Standards Codification. Under generally accepted accounting principles (GAAP), defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements. The amendments in this Update apply to all employers, including not-for-profit entities that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. 2 What Are the Main Provisions? The amendments in this Update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the effect ASU 2017-07 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt Securities. The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently evaluating the effect ASU 2017-08 will have on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2017 and December 31, 2016, cash balances in the United States did not exceed the federally insured limit.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2017.

k)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at March 31, 2017.

l)	Inventory

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

m)	Advances received from customers

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

n)	Revenue Recognition

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

n)	Revenue Recognition (continued)

•	Payment processing provided to end-users

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

The restated Unaudited Condensed Consolidated Balance Sheet, Statements of Operations and Comprehensive loss and the Statement of Cash Flows for the three months ended March 31, 2016, is presented below:

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2016

	As
	Previously				As
	Reported	Adjustments		Notes	Restated
	(Unaudited)				(Unaudited)
Assets

Current Assets
Cash	$250,908	$			$250,908
Accounts receivable	398,074				398,074
Inventory	553,259		(281,364)	(A)	271,895
Recoverable IVA taxes and credits	527,597				527,597
Other current assets	69.422				69,422
Total Current Assets	1,799,260		(281,364)		1,517,896

Non-Current Assets
Plant and equipment, net	62,395		222,563	(A)	284,958
Intangibles, net	200,667				200,667
Investment	3,000				3,000
Other assets	11,780				11,780
Total Non-Current Assets	277,842		222,563		500,405
Total Assets	$2,077,102		$(58,801)		$2,018,301

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$77,082	$			$77,082
Notes payable	106,312				106,312
IVA and other taxes payable	195,347				195,347
Advances from customers	5,859				5,859
Total Current Liabilities	384,600				384,600

Total Liabilities	384,600				384,600

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 49,929,000 shares issued and outstanding as of March 31, 2016.	4,993				4,993
Additional paid-in-capital	7,875,621				7,875,621
Accumulated deficit	(6,651,100)		(49,158)		(6,700,258)
Accumulated other comprehensive income	462,988		(9,643)		453,345
Total stockholder's equity - controlling interest	1,692,502		(58,801)		1,633,701
Non-controlling interest	-		-		-
Total Stockholders' Equity	1,692,502		(58,801)		1,633,701
Total Liabilities and Stockholders' Equity	$2,077,102		$(58,801)		$2,018,301

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

For The Three Months Ended March 31, 2016

	As
	Previously				As
	Reported	Adjustments		Notes	Restated

Revenues
Airtime	$497,985	$			$497,985
Kiosk sales	130,972				130,972
Commissions on services	977				977
	629,934		-		629,934

Cost of Goods Sold
Airtime	483,885				483,885
Kiosk sales	113,357				113,357
Depreciation - kiosks	-		9,633	(A)	9,633
Other	12,046				12,046
	609,288		9,633		618,921

Gross (Loss) Profit	20,646		(9,633)		11,013

General and administrative	2,693,703				2,693,703
Depreciation and amortization	19,345		(2,106)	(A)	17,239
Total Expense	2,713,048		(2,106)		2,710,942
Loss from Operations	(2,692,402)		(7,527)		(2,699,929)

Other (expense) income	2,999				2,999
Interest expense, net	(2,992)				(2,992)
Foreign currency gain	30,984		-		30,984
Loss before Provision for Income Taxes	(2,661,411)		(7,527)		(2,668,938)

Provision for Income Taxes	-		-		-

Net Loss	(2,661,411)		(7,527)		(2,668,938)

Net loss attributable to non-controlling interest	-		-		-

Net Loss Attributable to Controlling Interest	$(2,661,411)		$(7,527)		$(2,668,938)

Net Loss Per Share - Basic and Diluted	$(0.06)				$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,895,154				42,895,154

Other Comprehensive Income
Foreign currency translation adjustment	42,982		3,792		46,774

Total Comprehensive Loss	(2,618,429)		(3,735)		(2,622,164)

Comprehensive loss attributable to non-controlling interest	-		-		-

Comprehensive Loss Attributable to Controlling Interest	$(2,618,429)		$(3,735)		$(2,622,164)

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,661,411)	$(7,527)	(A)	$(2,668,938)
Less: loss attributable to non-controlling interest	-			-
Net loss	(2,661,411)	(7,527)		(2,668,938)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,415	7,473	(A)	15,888
Amortization expense	10,930	54	(A)	10,984
Equity based compensation charge	108,000			108,000
Shares issued for services	2,032,275			2,032,275
Non- cash investment in affiliates	(3,000)			(3,000)
Other foreign currency movements	-	(3,792)	(A)	(3,792)
Changes in Assets and Liabilities
Accounts receivable	(155,999)			(155,999)
Inventory	115,308			115,308
Recoverable IVA taxes and credits	(109,700)			(109,700)
Prepayments	(17,408)			(17,408)
Other assets	(68)			(68)
Accounts payable and accrued expenses	38,711			38,711
IVA and other taxes payable	3,303			3,303
Advances from customers	3,873			3,873
Interest accruals	2,992			2,992
CASH USED IN OPERATING ACTIVITIES	(623,779)	(3,792)		(627,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454)			(454)
NET CASH USED IN INVESTING ACTIVITIES	(454)	-		(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-			-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-		-

Effect of exchange rate changes on cash and cash equivalents	42,982	3,792		46,774

NET DECREASE IN CASH	(581,251)	-		(581,251)
CASH AT BEGINNING OF PERIOD	832,159			832,159
CASH AT END OF PERIOD	$250,908	$-		$250,908

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

NOTES

A.	To correct an error in classifying kiosks acquired in 2015 as inventory and available for sale, to property and equipment, along with the recording of related accumulated depreciation and depreciation expense.

4	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $9,313,135 as of March 31, 2017 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company's ability to continue as a going concern for one year from the issuance of the financial statements. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

5	INVENTORY

Inventory consisted of the following:

	March 31, 2017	December 31, 2016

Kiosks and accessories	$297,810	$350,273
	$297,810	$350,273

6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	March 31, 2017	December 31, 2016

Kiosks	$259,792	$269,810
Computer equipment	76,852	69,577
Office equipment	10,416	9,430
Leasehold improvement	9,048	8,192
Total cost	356,108	357,009
Less: accumulated depreciation and amortization	(154,351)	(125,681)
Plant and equipment, net	$201,757	$231,328

Depreciation and amortization expense totaled $15,009 and $16,122 for the three months ended March 31, 2017 and 2016, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES

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

Intangibles consisted of the following:

	March 31, 2017	December 31, 2016

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(57,333)	(46,583)
Intangibles, net	$157,667	$168,417

Amortization expense was $10,750 and $10,750 for the three months ended March 31, 2017 and 2016, respectively.

8	NOTES PAYABLE

Notes payable consisted of the following:

	Interest		March 31,	December 31,
Description	Rate	Maturity	2017	2016

YP Holdings LLC	12%	December 31, 2015	$163,312	$151,353
Strategic IR	10%	January 1, 2017 to May 30, 2017	165,253	146,575
Gibbs International Holdings	15%	June 13, 2017	52,493	50,986
Cobbolo Limited	10%	May 30, 2017	103,932	101,466
Joseph W and Patricia G Abrams	15%	June 13, 2017	25,486	25,534
Delinvest Commercial LTD	15%	June 29, 2017	52,274	50,836

Total notes payable			$562,750	$526,750

Interest expense totaled $21,822 and $2,992 for the three months ended March 31, 2017 and 2016, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	NOTES PAYABLE (continued)

YP Holdings LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC (“YP”), pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest was due on December 31, 2015. The loan bears interest at a rate of 12%. The debt remains outstanding as of the date of this report and is expected to be settled within 12 months. We are currently negotiating with YP to extend the term of the loan, however in terms of loan agreement we have accrued default interest at the rate of 0.1% per day as the loan and interest payment deadlines were not met, this default interest amounted to $9,000 for the quarter ended March 31, 2017 and is included in the loan balance. Accrued interest included in the loan balance totaled $63,312 and $51,353, at March 31, 2017 and December 31, 2016, respectively.

Strategic IR

Effective October 14, 2016 the Company executed an unsecured promissory note for $50,000, for an advance that took place on September 29, 2016, which matured on February 13, 2017, bearing interest at 10% per annum. The maturity date of this loan was recently extended on May 19, 2017 by the execution of an Extension Agreement.

On May 19, 2017 the Company executed a Secured Grid Note for advances totaling $110,000 which took place between December 12, 2016 and March 6, 2017, bearing interest at 10% per annum maturing on May 30, 2017 or earlier upon acceleration by Strategic IR.

Accrued interest included in the loan balances totaled $5,253 and $1,575, at March 31, 2017 and December 31, 2016, respectively.

Gibbs International Holdings

Effective October 20, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on February 19, 2017. On February 19, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 13, 2017 and increasing the interest rate to 15% per annum. Accrued interest included in the loan balance totaled $2,493 and $986, at March 31, 2017 and December 31, 2016, respectively.

Cobbolo Limited

Between October 21, 2016 and November 25, 2016, the Company executed unsecured promissory notes totaling $100,000 with an investor, bearing interest at 10% per annum maturing between February 17, 2017 and March 25, 2017. The maturity date of these notes has been extended to May 30, 2017. Accrued interest included in the loan balance totaled $3,932 and $1,466, at March 31, 2017 and December 31, 2016, respectively.

Joseph W and Patricia G Abrams

Effective October 14, 2016, the Company executed an unsecured promissory note for $25,000 with an investor, bearing interest at 10% per annum payable on February 13, 2017. On February 13, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 13, 2017 and increasing the interest rate to 15% per annum. Accrued interest included in the loan balance totaled $486 and $534, at March 31, 2017 and December 31, 2016, respectively.

Delinvest Commercial LTD

Effective October 31, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on March 1, 2017. On March 1, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 29, 2017 and increasing the interest rate to 15% per annum. Accrued interest included in the loan balance totaled $2,274 and $836, at March 31, 2017 and December 31, 2016, respectively.

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Accrued	Debt	Interest		March 31,
Note Holder	Principal	Interest	Discount	Rate	Maturity	2017

Power Up Lending Group Ltd	$77,000	$1,586	$(50,870)	8%	September 30, 2017	$27,716
Power Up Lending Group Ltd	53,000	441	(45,858)	8%	November 30, 2017	7,583
Labrys Fund, LP	105,000	1,450	(68,453)	8%	July 27, 2017	37,997
JSJ Investments Inc.	200,000	2,323	(161,172)	8%	November 6,2017	41,151
Vista Capital Investment, LLC	100,000	483	(93,973)	8%	March 9,2018	6,510
	$535,000	$6,283	$(420,326)			$120,957

		Accrued	Debt	Interest		December 31,
Note Holder	Principal	Interest	Discount	Rate	Maturity	2016

Power Up Lending Group Ltd	$77,000	$68	$(75,888)	8%	September 30, 2017	$1,180

Interest expense totaled $6,216 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Power Up Lending Group Ltd.

On December 28, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $77,000. The Note has a maturity date of September 30, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the Note, provided it makes a payment to the purchaser as set forth in the Note within 180 days of its Issue Date. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, at a conversion price based on a pre-determined formula. The balance of the Note plus accrued interest at March 31, 2017 and December 31, 2016, was $27,716 and $1,180, net of unamortized discount of $50,870 and $75,888, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Group Ltd. (continued)

On February 21, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000. The Note has a maturity date of November 30, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, at a conversion price based on a pre-determined formula. The balance of the Note plus accrued interest at March 31, 2017 was $7,583, net of unamortized discount of $45,858.

Labrys Fund, LP

On January 27, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000. The Note has a maturity date of July 27, 2017 and a coupon of eight percent per annum. In connection with the issuance of the note, the Company was required to issue 150,000 shares of common stock as a commitment fee valued at $66,000. The shares are returnable to the Company if no Event of Default has occurred prior to the date the Note is fully repaid. Management has determined that it is probable that the Company will meet the conditions under the Note and therefore it more likely than not that the Company will not be in Default as defined in the Note. As a result, management has concluded that it is probable that the shares would be returned and therefore the value of the 150,000 shares will not be recorded. The Company will reassess the likelihood of such at each period end.

The Company has the right to prepay the Note within 180 days of its Issue Date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, at a conversion price based on a pre-determined formula. The balance of the Note plus accrued interest at March 31, 2017 was $37,997, net of unamortized discount of $68,453.

JSJ Investments Inc.

On February 6, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000. The Note has a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the Note within 180 days of its Issue Date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, at a conversion price based on a pre-determined formula. The balance of the Note plus accrued interest at March 31, 2017 was $41,151, net of unamortized discount of $161,172.

Vista Capital Investments, LLC

On March 9, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note through the maturity date. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 150 days following the Issue Date into shares of the Company’s common stock, at a conversion price based on a pre-determined formula. The balance of the Note plus accrued interest at March 31, 2017 was $6,510, net of unamortized discount of $93,973.

10	DERIVATIVE LIABILITY

The short-term convertible notes disclosed in note 9 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible note using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at March 31, 2017 and March 31, 2016, and $247,770 and $0 was charged to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

	Three
	Months Ended	Year ended
	March 31,	December 31,
	2017	2016
Conversion price	$0.11 to 0.22	$0.22 to 0.23
Risk free interest rate	0.63 to 1.04%	0.85%
Expected life of derivative liability	4 to 11 months	9 months
expected volatility of underlying stock	132.56 to 138.19%	133.0%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	March 31, 2017	December 31, 2016

Opening balance	$113,074	$-
Derivative financial liability arising from convertible note	458,000	77,000
Fair value adjustment to derivative liability	247,770	36,074
	$818,844	$113,074

11	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 each, and issued and has outstanding 55,454,000 shares of common stock as of March 31, 2017.

The Company has recorded an expense of $0 and $108,000 for the three months ended March 31, 2017 and 2016, respectively, relating to restricted stock awards, which were fully vested in April 2016.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001, no preferred stock is issued and outstanding as of March 31, 2017.

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

The warrants outstanding and exercisable at March 31, 2017 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years

$0.625	6,219,200	3.51	$0.625	6,219,200	$0.625	3.51

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2017 and December 31, 2016, respectively.

12	REVENUE

Revenue is derived from the following sources:

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

Sales of services	$801,692	$497,985
Payment processing fees	10,060	977
Kiosk sales	113,921	130,972
Other	1,637	-
	$927,310	629,934

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Stock issued for services rendered	-	2,032,275
	$-	$2,032,275

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2017 and 2016, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three Months Ended March 31, 2017 (Shares)	Three Months Ended March 31, 2016 (Shares)

Restricted stock awards – unvested	-	1,160,000
Warrants	6,219,200	6,219,200
	6,219,200	7,379,200

15	COMMITMENTS AND CONTINGENCIES

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

The future minimum lease installments under the office facility lease agreement as of March 31, 2017 are $25,614 for the remainder of 2017 and $34,152 for each year 2018 and 2019, subject to exchange rate changes.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	SUBSEQUENT EVENTS

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

On April 25, 2017, the Company, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $33,000. The Note has a maturity date of February 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of eight percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 40% discount to market price as set forth in the Note.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on April 17, 2017. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 107 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and have expanded our service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the first quarter of 2017 our platform had integrated over 110 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the three months ended March 31, 2017, Qpagos Corporation generated net revenues of $927,310 from our operations in Mexico. Our primary sources of revenue are sales of prepaid services and payment processing fees. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of March 31, 2017, we have deployed over 274 kiosks and terminals, and we service an additional 440 kiosks of an independent distributor. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of the Company’s financial condition and results of operations are based upon the unaudited condensed consolidated financial statements as of March 31, 2017 and 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires QPAGOS to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016

Net revenue

Net revenues in Qpagos Corporation were $927,310 and $629,934 for the three months ended March 31, 2017 and 2016 respectively, an increase of $297,376 or 47.2%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 17,948,643 from MXN 11,351,154 for the three months ended March 31, 2017 and 2016, respectively, an increase of MXN 6,597,489 or 58.1%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold, directly attributable to the increased deployment of kiosks during the current year, and we also increased the number of our customers over the prior comparable period. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.0196 to $19.3556 or 7.4%, which results in a lower revenue growth in US $ terms of $68,752.

Cost of goods sold

Cost of goods sold in Qpagos Corporation was $853,452 and $618,921 for the three months ended March 31, 2017 and 2016, respectively, an increase of $234,531 or 37.9%. Qpagos operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 16,519,074 from MXN 11,152,718 for the three months ended March 31, 2017 and 2016, respectively, an increase of MXN 5,366,356 or 48.1%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased deployment of kiosks and its wholesale business during the current period. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $8,968 and $9,633, for the three months ended March 31, 2017 and 2016, respectively, a decrease of $665. The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.0196 to $19.3556 or 7.4%, which results in a lower cost of sales in US $ terms of $63,276.

Gross profit

Gross profit was $73,858 and $11,013 for the three months ended March 31, 2017 and 2016, respectively, an increase of $62,845 or 570.6%. Qpagos Corporations operates in Mexico and our functional currency is the Mexican Peso. The components of gross profit are as follows:

•	Gross profit on sales of services increased from $14,099 to $27,494, for the three months ended March 31, 2016 and 2017, respectively, an increase of $13,395. The increase in gross profit is primarily due to an increase in volume of transactions.
•	Gross profit on kiosk sales increased from $17,615 to $58,818 for the three months ended March 31, 2016 and 2017, respectively, an increase of $41,203. The increase is primarily attributable to the sale of 30 kiosks in January 2017.
•	Gross (loss) profit on other revenue, decreased from $12,047 to $(3,486) for the three months ended March 31, 2016 and 2017, respectively, a decrease of $15,533. The decrease is due to a reduction of commission earned due to the termination of a commission agreement we had with one of our vendors and an increase in ad-hoc maintenance expenditures incurred on operating kiosks.
•	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $8,968 and $9,633, for the three months ended March 31, 2017 and 2016, respectively, a decrease of $665.

Total expenses

Total expenses in Qpagos Corporation were $474,378 and $2,710,942 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $2,236,564 or 82.5%. Qpagos operates in Mexico and our functional currency is the Mexican Peso. The average US $ exchange rate has strengthened against the MXN peso over the prior comparable period, from $18.0196 to $19.3556 or 7.4%, which results in a lower total Mexican Peso denominated expenses of approximately $15,842 in US $ terms.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $457,587 and $2,693,703 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $2,236,116 or 83.0%. QPAGOS has operations in Mexico and a US holding company presence which incurs some expenditure.

i.

The general and administrative expenditure in Mexico decreased to MXN 4,018,967 ($207,638) from MXN 6,454,948 ($358,218) for the three months March 31, 2017 and 2016, respectively, a decrease of MXN 2,435,981 ($150,580) or 37.78%. The decrease is primarily due to lower marketing and related expenses of approximately MXN 740,000, reduction of MXN 221,000 in non-recurring IT expenses incurred in 2016, reduction in import and logistic costs of MXN 201,000, decrease in consulting expenses of MXN 644,000 and miscellaneous cost reductions of $430,000.

ii.

The general administrative expenses incurred by Qpagos Corporation in the US, during the three months ended March 31, 2017, amounted to $249,949, which primarily consists of consulting fees paid to IT consultants and management consultants of $183,149 and general corporate legal expenditure of $26,545 due to the amount of legal activity involved in fund raising and regulatory reporting matters.

The general administrative expenses incurred by Qpagos Corporation in the US, during the three months ended March 31, 2016, amounted to $2,335,485, which primarily consists of stock based compensation charges of $108,000 and a non-cash issue of shares for services amounting to $2,032,275 related to share based consulting agreements entered into with management consultants; consulting fees paid to IT consultants and management consultants of $123,155 and general corporate legal expenditure of $11,034.

Other income

Other income was $100 and $2,999 for the three months ended March 31, 2017 and 2016, respectively.

Interest expense, net

Interest expense of $141,600 for the three months ended March 31, 2017 consists of $19,038 of interest on loans to various investors at interest rates of 10% and 15% per annum, amortization of debt discount on convertible debt of $113,563, and default interest of $9,000 related to the loan due to YP Holdings LLC.

Change in fair value of derivative

The current quarter includes a charge of $247,770 representing the mark-to-market at March 31, 2017 of the derivative liability associated with the convertible promissory notes

Foreign currency loss

The foreign currency gain was $233,852 and $30,984 for the three months ended March 31, 2017 and 2016, respectively, an increase of $202,868. The increase is primarily due to foreign currency gains on other US$ denominated liabilities, such as intercompany balances due to the weakening of the US $ exchange rate from a 2016 year-end closing rate of $20.6640 to an average of $19.3556 for the quarter ended March 31, 2017.

Net loss

We incurred a net loss of $555,938 and $2,668,938, for the three months ended March 31, 2017 and 2016, respectively, a decrease of $2,113,000 or approximately 79.2%, primarily due to the decreased operating expenses discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $9,313,135 through March 31, 2017 and incurred negative cash flow from operations of $270,901 for the three months ended March 31, 2017. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At March 31, 2017, we had cash of $33,865 and a negative working capital of $891,728. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $270,901, and $627,571 in operating activities for the three months ended March 31, 2017 and 2016, respectively, a decrease of $356,670 or 56.9%. The decrease is primarily due to a $339,736 decrease in cash operating expenditure before working capital changes and an improvement in working capital flows from cash expenditures of $16,934 as compared to the prior comparable period.

We had minimal investment in property and equipment of $0 and $454 for the three months ended March 31, 2017 and 2016.

We funded our operations by utilizing our cash balances and raising an additional $473,000 through debt issuances.

Subsequent to March 31, 2017 we raised the following funds:

•	On April 6, 2017, we entered into a Convertible Promissory Note in the aggregate principal amount of $100,000. The Note has a maturity date of January 6, 2018 and a coupon of eight percent (8%) per annum.

•	On April 25, 2017, we, entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which we issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $33,000. The Note has a maturity date of February 10, 2018 and we have agreed to pay interest on the unpaid principal balance of the Note at the rate of eight percent per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. We have the right to prepay the Note in terms of agreement. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the issue date into shares of the our common stock at a conversion price equal to 40% discount to market price as set forth in the Note.

We have minimal commitments which include the office facility lease agreement with a future commitment as of March 31, 2017 of $25,614 for the remainder of 2017 and $34,152 for each year 2018 and 2019, subject to exchange rate changes.

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

Amount

2017	15,100
2018	20,100
2019	20,100
2020	20,100
2021 and thereafter	97,167
$172,567

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017 (the “2016 Annual Report”). Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2016 Annual Report.

Risks Relating to Our Business and Industry

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the three months ended March 31, 2017, we incurred a net loss of $0.6 million. We have an accumulated deficit of $9.3 million through March 31, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

As of the date hereof, we have outstanding debt in the principal amount of $1,020,000 owed to 7 investors pursuant to the terms of various notes that we issued. To date, we have not generated sufficient revenue to pay the balances owed under the notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes (if any) is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. In addition certain notes also provides for piggyback registration rights under certain circumstances, the payment of liquidated damages for failure to comply with such provisions, and anti-dilution protection for issuances or deemed issuances of securities below the conversion price. Upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we and our subsidiaries have raised an aggregate of $8,023,187 from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 in order to implement our current business plan. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss to investors of their investment in our securities.

We are subject to fluctuations in currency exchange rates.

We are exposed to currency risks. Our financial statements are expressed in U.S. dollars, while our revenues and expenses are in Mexican pesos. Accordingly, our results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the year ended December 31, 2016, we incurred a foreign currency loss of ($357,855) attributable to the deterioration of the Mexican Peso against the US Dollar. However, during the three months ended March 31, 2017 and 2016, we had a foreign currency gain of $233,852 and $30,984, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2017

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

QPAGOS

Date: May 22, 2017	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: May 22, 2017	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)

