Form 10-Q
period 2017-06-30
QPAGOS
filed 2017-08-17
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 55,511,143 shares of common stock, $0.0001 par value per share as of August 14, 2017.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

Item 1.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

TABLE OF CONTENTS

June 30, 2017

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (as restated) (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of January 1, 2017 to June 30, 2017, (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (as restated) (unaudited)	F-5
Notes to the unaudited Condensed Consolidated Financial Statements	F-6–F-27

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$11,197	$46,286
Accounts receivable, net	78,464	79,943
Inventory	309,043	350,273
Recoverable IVA taxes and credits	246,649	353,780
Other current assets	387,139	279,878
Total Current Assets	1,032,492	1,110,160

Non-Current Assets
Plant and equipment, net	188,487	231,328
Intangibles, net	146,917	168,417
Investment	3,000	3,000
Other assets	7,581	9,847
Total Non-Current Assets	345,985	412,592
Total Assets	$1,378,477	$1,522,752

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$276,062	$320,487
Notes payable	100,000	526,750
Convertible debt, net of unamortized discount of $1,045,675 and $75,000, respectively	375,665	1,180
Derivative liability	899,014	113,074
IVA and other taxes payable	6,876	166,108
Advances from customers	183,232	132,133
Total Current Liabilities	1,840,849	1,259,732

Total Liabilities	1,840,849	1,259,732

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,511,143 and 55,454,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	5,551	5,545
Additional paid-in-capital	8,776,770	8,284,522
Accumulated deficit	(9,686,511)	(8,757,197)
Accumulated other comprehensive income	441,818	730,150
Total stockholder’s equity - controlling interest	(462,372)	263,020
Non-controlling interest	—	—
Total Stockholders’ (Deficit) Equity	(462,372)	263,020
Total Liabilities and Stockholders’ (Deficit) Equity	$1,378,477	$1,522,752

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net Revenue	$1,017,158	$626,416	$1,944,468	$1,256,350

Cost of Goods Sold	1,004,901	607,237	1,858,353	1,226,158

Gross Profit	12,257	19,179	86,115	30,192

General and administrative	489,879	615,502	947,465	3,309,204
Depreciation and amortization	21,681	17,210	38,473	34,449
Total Expense	511,560	632,712	985,938	3,343,653

Loss from Operations	(499,303)	(613,533)	(899,823)	(3,313,461)

Other (expense) income	(7,683)	1,016	(7,583)	4,015
Interest expense, net	(330,107)	(2,992)	(471,707)	(5,984)
Derivative liability movements	366,242		118,472
Foreign currency gain (loss)	97,475	(145,827)	331,327	(114,843)
Loss before Provision for Income Taxes	(373,376)	(761,336)	(929,314)	(3,430,273)

Provision for Income Taxes	—	—	—	—

Net Loss	(373,376)	(761,336)	(929,314)	(3,430,273)

Net loss attributable to non-controlling interest	—	—	—	—

Net Loss Attributable to Controlling Interest	$(373,376)	$(761,336)	$(929,314)	$(3,430,273)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	55,465,303	52,762,601	55,459,683	53,660,993

Other Comprehensive (Loss) Gain
Foreign currency translation adjustment	(59,251)	66,678	(288,332)	113,453

Total Comprehensive loss	(432,627)	(694,658)	(1,217,646)	(3,316,820)

Comprehensive loss attributable to non-controlling interest	—	—	—	—

Comprehensive Loss Attributable to Controlling Interest	$(432,627)	$(694,658)	$(1,217,646)	$(3,316,820)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2017 TO JUNE 30, 2017 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity (Deficit) Controlling	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	Interest	Interest	(Deficit)
Balance as of December 31, 2016	55,454,000	5,545	8,284,522	(8,757,197)	730,150	263,020	—	263,020

Conversion of debt to equity	57,143	6	18,280	—	—	18,286	—	18,286

Fair market value of warrants issued and beneficial conversion feature of convertible debt issued	—	—	473,968	—	—	473,968	—	473,968

Translation adjustment	—	—	—	—	(288,332)	(288,332)	—	(288,332)

Net loss for the six months ended June 30, 2017	—	—	—	(929,314)	—	(929,314)	—	(929,314)

Balance as of June 30, 2017	55,511,143	$5,551	$8,776,770	$(9,686,511)	$441,818	$(462,372)	$—	$(462,372)

See notes to unaudited condensed consolidated financial statements

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(929,314)	$(3,430,273)
Less: loss attributable to non-controlling interest	—	—
Net loss	(929,314)	(3,430,273)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	35,295	31,737
Amortization expense	21,500	21,500
Derivative liability movements	(118,472)	—
Amortization of debt discount	411,298	—
Loss on conversion of debt to equity	6,730	—
Equity based compensation charge	—	144,000
Shares issued for services	—	2,032,274
Non- cash investment in affiliates	—	(3,000)

Changes in Assets and Liabilities
Accounts receivable	1,479	(145,592)
Inventory	41,230	160,126
Recoverable IVA taxes and credits	107,131	75,813
Other current assets	(107,261)	33,298
Other assets	2,266	(419)
Accounts payable and accrued expenses	(44,425)	94,783
IVA and other taxes payable	(159,232)	(103,849)
Advances from customers	51,100	68,357
Interest accruals	29,873	5,987
CASH USED IN OPERATING ACTIVITIES	(650,802)	(1,015,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(453)
NET CASH USED IN INVESTING ACTIVITIES	—	(453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	—	225,000
Proceeds from short term notes and convertible notes	973,500	—
Repayment of convertible notes	(77,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	896,500	225,000

Effect of exchange rate changes on cash and cash equivalents	(280,787)	92,159

NET DECREASE IN CASH	(35,089)	(698,552)
CASH AT BEGINNING OF PERIOD	46,286	833,612
CASH AT END OF PERIOD	$11,197	$135,060

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$32,470	$—
NON CASH INVESTING AND FINANCING ACTIVITIES
Notes payable, including interest thereon converted to convertible notes payable	$(592,623)	$—
Convertible notes payable arising from conversion of notes payable	$592,623	$—
Conversion of convertible debt to equity	$18,286	$—

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

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of QPAGOS common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, QPAGOS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which are now exercisable for approximately 6,219,200 shares of Common Stock, respectively. Prior to and as a condition to the closing of the Merger, the then-current QPAGOS stockholder of 5,000,000 shares of Common Stock agreed to return to QPAGOS 4,975,000 shares of Common Stock held by such holder to QPAGOS and the then-current QPAGOS stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of QPAGOS retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of QPAGOS common stock which represented approximately 91% of the outstanding Common Stock.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2016, included in the current report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated, including the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

In May 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-09, Compensation – Stock Compensation, an amendment to Topic 718. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. 2. An entity should account for the effects of a modification unless all the following are met:

1.	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods beginning after December 15, 2017. Early adoption is permitted and should be applied prospectively to an award modified on or after the adoption date. The amendments proposed in this ASU are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-10, service concession Arrangements, an amendment to Topic 853. Topic 853 provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor who both:

1.	Controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price

2.	Controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement.

In a service concession arrangement within the scope of Topic 853, the operating entity should not account for the infrastructure as a lease or as property, plant, and equipment. An operating entity should refer to other Topics to account for various aspects of a service concession arrangement. For example, an operating entity should account for revenue relating to construction, upgrade, or operation services in accordance with Topic 605, Revenue Recognition, or Topic 606, Revenue from Contracts with Customers.

The amendments in this Update apply to the accounting by operating entities for service concession arrangements within the scope of Topic 853. These updates are effective when the Company adopts the updates to Topic 606. The amendments proposed in this ASU are not expected to have an impact on the Company’s consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2017 and December 31, 2016, cash balances in the United States did not exceed the federally insured limit.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the six months ended June 30, 2017.

k)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at June 30, 2017 and December 31, 2016.

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

The Company has the following sources of revenue which is recognized on the basis described below.

●	Revenue from the sale of services.

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

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

n)	Revenue Recognition (continued)

●	Payment processing provided to end-users

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

●	Revenue from the sale of kiosks.

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

The restated Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 and the related Consolidated Statements of Operations and Comprehensive loss and the Statement of Cash Flows for the three and six months ended June 30, 2016, is presented below:

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
	(Unaudited)			(Unaudited)
Assets
Current Assets
Cash	$135,060			$135,060
Accounts receivable	387,667			387,667
Inventory	508,441	(244,483)	(A)	263,958
Recoverable IVA taxes and credits	342,084			342,084
Other current assets	24,745			24,745
Total Current Assets	1,397,997	(244,483)		1,153,514

Non-Current Assets
Plant and equipment, net	53,800	196,166	(A)	249,966
Intangibles, net	189,917			189,917
Investment	3,000			3,000
Other assets	12,131			12,131
Total Non-Current Assets	258,848	196,166		455,014
Total Assets	$1,656,845	$(48,317)		$1,608,528

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$142,185			$142,185
Notes payable	109,307			109,307
IVA and other taxes payable	88,195			88,195
Advances from customers	70,342			70,342
Total Current Liabilities	410,029	—		410,029

Total Liabilities	410,029	—		410,029

Stockholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,254,000 shares issued and outstanding as of June 30, 2016.	5,526			5,526
Additional paid-in-capital	8,134,541			8,134,541
Accumulated deficit	(7,405,415)	(56,176)		(7,461,591)
Accumulated other comprehensive income	512,164	7,859		520,023
Total stockholder’s equity - controlling interest	1,246,816	(48,317)		1,198,499
Non-controlling interest	—	—		—
Total Stockholders’ Equity	1,246,816	(48,317)		1,198,499
Total Liabilities and Stockholders’ Equity	$1,656,845	$(48,317)		$1,608,528

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended June 30, 2016

	As
	Previously				As
	Reported	Adjustments		Notes	Restated
Revenues
Sales of services	$595,317	$			$595,317
Kiosk sales	18,351				18,351
Payment processing fees	12,602				12,602
Other	146				146
	626,416		—		626,416
Cost of Goods Sold
Sales of services	581,314				581,314
Kiosk sales	10,311				10,311
Depreciation - kiosks			9,590	(A)	9,590
Other	6,022				6,022
	597,647		9,590		607,237

Gross Profit	28,769		(9,590)		19,179

General and administrative	615,936		(434)	(A)	615,502
Depreciation and amortization	19,345		(2,135)	(A)	17,210
Total Expense	635,281		(2,569)		632,712

Loss from Operations	(606,512)		(7,021)		(613,533)

Other income	1,016				1,016
Interest expense, net	(2,992)				(2,992)
Foreign currency loss	(145,827)				(145,827)

Loss before Provision for Income Taxes	(754,315)		(7,021)		(761,336)
Provision for Income Taxes	—		—		—

Net Loss	(754,315)		(7,021)		(761,336)
Net loss attributable to non-controlling interest	—				—

Net Loss Attributable to Controlling Interest	$(754,315)		$(7,021)		$(761,336)

Net Loss Per Share - Basic and Diluted	$(0.01)		$0.00		$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	52,762,601		52,762,601		52,762,601

Other Comprehensive Income
Foreign currency translation adjustment	49,176		17,502		66,678

Total Comprehensive loss	(705,139)		10,481		(694,658)
Comprehensive loss attributable to non-controlling interest	—		—		—

Comprehensive Loss Attributable to Controlling Interest	$(705,139)		$10,481		$(694,658)

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Six Months Ended June 30, 2016

	As
	Previously				As
	Reported	Adjustments		Notes	Restated
Revenues
Sales of services	$1,093,301	$			$1,093,301
Kiosk sales	149,323				149,323
Payment processing fee	13,580				13,580
Other	146				146
	1,256,350		—		1,256,350
Cost of Goods Sold
Sales of services	1,065,200				1,065,200
Kiosk sales	123,668				123,668
Depreciation - kiosks	—		19,222	(A)	19,222
Other	18,068				18,068
	1,206,936		19,222		1,226,158

Gross Profit	49,414		(19,222)		30,192

General and administrative	3,309,638		(434)	(A)	3,309,204
Depreciation and amortization	38,690		(4,241)	(A)	34,449
Total Expense	3,348,328		(4,675)		3,343,653

Loss from Operations	(3,298,914)		(14,547)		(3,313,461)

Other income	4,015				4,015
Interest expense, net	(5,984)				(5,984)
Foreign currency loss	(114,843)				(114,843)

Loss before Provision for Income Taxes	(3,415,726)		(14,547)		(3,430,273)
Provision for Income Taxes	—		—		—

Net Loss	(3,415,726)		(14,547)		(3,430,273)
Net loss attributable to non-controlling interest	—				—

Net Loss Attributable to Controlling Interest	$(3,415,726)		$(14,547)		$(3,430,273)

Net Loss Per Share - Basic and Diluted	$(0.06)		$0.00		$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	53,660,993		53,660,993		53,660,993

Other Comprehensive Income
Foreign currency translation adjustment	92,158		21,295		113,453

Total Comprehensive loss	(3,323,568)		6,748		(3,316,820)
Comprehensive loss attributable to non-controlling interest	—		—		—

Comprehensive Loss Attributable to Controlling Interest	$(3,323,568)		$6,748		$(3,316,820)

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

QPAGOS

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2016

	As
	Previously			As
	Reported	Adjustments	Notes	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(3,415,726)	$(14,547)	(A)	$(3,430,273)
Less: loss attributable to non-controlling interest	—			—
Net loss	(3,415,726)	(14,547)		(3,430,273)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,190	14,547	(A)	31,737
Amortization expense	21,500			21,500
Equity based compensation charge	144,000			144,000
Shares issued for services	2,032,274			2,032,274
Non- cash investment in affiliates	(3,000)			(3,000)
Other foreign currency movements	—	(21,295)	(A)	(21,295)
Changes in Assets and Liabilities
Accounts receivable	(145,592)			(145,592)
Inventory	160,126			160,126
Recoverable IVA taxes and credits	75,813			75,813
Other current assets	33,298			33,298
Other assets	(419)			(419)
Accounts payable and accrued expenses	94,783			94,783
IVA and other taxes payable	(103,849)			(103,849)
Advances from customers	68,357			68,357
Interest accruals	5,987			5,987
CASH USED IN OPERATING ACTIVITIES	(1,015,258)	(21,295)		(1,036,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453)			(453)
NET CASH USED IN INVESTING ACTIVITIES	(453)	—		(453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	225,000			225,000
Proceeds from loans payable	—			—
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,000	—		225,000

Effect of exchange rate changes on cash and cash equivalents	92,158	21,295		113,453

NET DECREASE IN CASH	(698,552)			(698,552)
CASH AT BEGINNING OF PERIOD	833,612			833,612
CASH AT END OF PERIOD	$135,060	$—		$135,060

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—		$—
Cash paid for interest	$—	$—		$—

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE UNAUDITED VONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

NOTES

A.	To correct an error in classifying kiosks acquired in 2015 as inventory and available for sale, to property and equipment, along with the recording of related accumulated depreciation and depreciation expense.

4	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $9,686,511 as of June 30, 2017 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

5	INVENTORY

Inventory consisted of the following:

	June 30, 2017	December 31, 2016

Kiosks and accessories	$309,043	$350,273
	$309,043	$350,273

6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	June 30, 2017	December 31, 2016

Kiosks	$269,591	$269,810
Computer equipment	79,751	69,577
Office equipment	10,809	9,430
Leasehold improvement	9,389	8,192
Total cost	369,540	357,009
Less: accumulated depreciation and amortization	(181,053)	(125,681)
Plant and equipment, net	$188,487	$231,328

Depreciation expense totaled $20,286 and $15,614 for the three months ended June 30, 2017 and 2016, respectively, and $35,295 and $31,737 for the six months ended June 30, 2017 and 2016, respectively.

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

Intangibles consisted of the following:

	June 30, 2017	December 31, 2016

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(68,083)	(46,583)
Intangibles, net	$146,917	$168,417

Amortization expense was $10,750 and $10,750 for the three months ended June 30, 2017 and 2016, respectively and $21,500 and $21,500 for the six months ended June 30, 2017 and 2016, respectively.

8	NOTES PAYABLE

Notes payable consisted of the following:

	Interest	Maturity	June 30,	December 31,
Description	Rate	Date	2017	2016

YP Holdings LLC	12%	December 31, 2015	$—	$151,353
Strategic IR	Undetermined to 10%	January 1, 2017 to undetermined	100,000	146,575
Gibbs International Holdings	15%	June 13, 2017	—	50,986
Cobbolo Limited	10%	May 30, 2017	—	101,466
Joseph W and Patricia G Abrams	15%	June 13, 2017	—	25,534
Delinvest Commercial LTD	15%	June 29, 2017	—	50,836

Total notes payable			$100,000	$526,750

Interest expense totaled $(8,484) and $2,992 for the three months ended June 30, 2017 and 2016, respecrtively, and $10,206 and $5,984 for the six months ended June 30, 2017 and 2016, respectively.

YP Holdings, LLC

On September 21, 2015, Qpagos Corporation borrowed $100,000 from YP Holdings LLC (“YP”), pursuant to an unsecured loan agreement. The unpaid balance and any accrued interest was due on December 31, 2015. The loan bears interest at a rate of 12%. On May 26, 2017, the Company re-negotiated the loan with YP Holdings and exchanged the note with a convertible note in the Company, refer to note 9 below.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	NOTES PAYABLE (continued)

Strategic IR

Effective October 14, 2016 the Company executed an unsecured promissory note for $50,000, for an advance that took place on September 29, 2016, which matured on February 13, 2017, bearing interest at 10% per annum. The maturity date of this loan was extended to May 19, 2017 and further extended to June 29, 2017 by the execution of Extension Agreements.

On June 29, 2017, the note, principal amount of $50,000 and accrued interest thereon of $3,740 was exchanged for a convertible note, refer to note 9 below.

On May 12, 2017, the Company executed an unsecured promissory note for $20,000 with an investor, bearing interest at 10% per annum payable on June 11, 2017. Effective June 11, 2017, the note, principal amount of $20,000 and accrued interest thereon of $164 was exchanged for a convertible note, refer note to 9 below.

On May 19, 2017, the Company executed a Secured Grid Note for advances totaling $110,000 which took place between December 12, 2016 and March 6, 2017, bearing interest at 10% per annum maturing on May 30, 2017 or earlier upon acceleration by Strategic IR. The Company entered into an extension agreement with Strategic IR extending the maturity date of the note to June 29, 2017.

On June 29, 2017, the note, principal amount of $110,000 and accrued interest thereon of $5,535 was exchanged for a convertible note, refer to note 9 below.

On June 27, 2017, Strategic IR advanced the Company $100,000, the terms of this advance are currently being negotiated, the loan currently has no maturity date and is interest free.

Gibbs International Holdings

Effective October 20, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on February 19, 2017. On February 19, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 19, 2017 and increasing the interest rate to 15% per annum.

Effective June 19, 2017, the note, principal amount of $50,000 and accrued interest thereon of $2,494 was exchanged for a convertible note, refer note to 9 below.

Cobbolo Limited

Between October 21, 2016 and November 25, 2016, the Company executed unsecured promissory notes totaling $100,000 with an investor, bearing interest at 10% per annum maturing between February 17, 2017 and March 25, 2017. The maturity date of these notes has been extended to May 30, 2017 and further extended to June 29, 2017.

On June 29, 2017, the notes; i) principal amount of $50,000 and accrued interest thereon of $3,438; and ii) principal amount of $50,000 and accrued interest thereon of $2,959, were exchanged for two convertible notes, refer to note 9 below.

Joseph W and Patricia G Abrams

Effective October 14, 2016, the Company executed an unsecured promissory note for $25,000 with an investor, bearing interest at 10% per annum payable on February 13, 2017. On February 13, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 13, 2017 and increasing the interest rate to 15% per annum.

On June 13, 2017, the note, principal amount of $25,000 and accrued interest thereon of $1,247 was exchanged for a convertible note, refer to note 9 below.

Delinvest Commercial, LTD

Effective October 31, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on March 1, 2017. On March 1, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 29, 2017 and increasing the interest rate to 15% per annum.

On June 29, 2017, the note, principal amount of $50,000 and accrued interest thereon of $4,123 was exchanged for a convertible note, refer to note 9 below.

Viktoria Akhmetova

On May 12, 2017, the Company executed an unsecured promissory note for $20,000 with an investor, bearing interest at 10% per annum payable on June 11, 2017.

Effective June 11, 2017, the note, principal amount of $20,000 and accrued interest thereon of $164 was exchanged for a convertible note, refer to note 9 below.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	June 30, 2017 Balance, net	December 31, 2016 Balance, net

Power Up Lending Group	8%	September 30, 2017	$—	$—	$—	$—	$1,180
	8%	November 30, 2017	53,000	1,498	(28,755)	25,743	—
	8%	February 10, 2018	33,000	477	(25,515)	7,962	—

Labrys Fund, LP	8%	July 27, 2017	105,000	3,544	(15,663)	92,881	—

JSJ Investments, Inc.	8%	November 6, 2017	200,000	6,312	(94,505)	111,807	—

Vista Capital Investment, LLC	8%	March 9, 2018	100,000	2,477	(69,041)	33,436	—

Crossover Capital Fund II, LLC	8%	January 6, 2018	100,000	1,863	(69,091)	32,772	—

GS Capital Partners, LLC	8%	May 22, 2018	75,000	641	(66,986)	8,655	—
	8%	June 16, 2018	112,500	345	(108,185)	4,660	—

YP Holdings, LLC	8%	May 26, 2018	133,321	—	(105,629)	27,692	—

Delinvest Commercial, LTD	12%	December 16, 2017	20,000	72	(17,666)	2,406	—
	12%	December 26, 2017	54,123	18	(53,823)	318	—

Viktoria Akhmetova	12%	December 8, 2017	20,164	126	(15,332)	4,958	—

Strategic IR	12%	December 8, 2017	10,000	69	(8,833)	1,236	—
	12%	December 8, 2017	20,164	126	(18,036)	2,254	—
	12%	December 26, 2017	53,740	18	(53,441)	317	—
	12%	December 26, 2017	115,535	38	(114,893)	680	—

Joseph W and Patricia G Abrams	12%	December 10, 2017	26,247	147	(16,640)	9,754	—

Gibbs International Holdings	12%	December 16, 2017	52,494	190	(49,286)	3,398	—

Roman Shefer	12%	December 24, 2017	10,000	10	(5,900)	4,110	—

Cobbolo Limited	12%	December 26, 2017	53,438	18	(53,142)	314	—
	12%	December 26, 2017	52,959	17	(52,664)	312	—

Total convertible notes payable			$1,400,685	$18,006	$(1,043,026)	$375,665	$1,180

Interest expense, together with amortized debt discount totaled $449,861 and $0 for the six months ended June 30, 2017 and 2016, respectively.

The 12% convertible notes, above have a fixed conversion price of $0.20 per common share and certain investors who met a minimum investment requirement of $30,000 were issued three-year warrants convertible into common shares at a conversion price of; i) $0.20 per share if the convertible notes are converted prior to maturity date; and ii) $0.30 per share if the convertible notes are not converted prior to maturity date. These convertible notes have a beneficial conversion feature and attached warrants valued using a Black-Scholes valuation model, refer note 11 c) below, the value of the beneficial conversion feature of the notes were determined based on fair market price of the common stock at the date of the issuance of the note, the difference between the fair market value of the common stock and the conversion price was recorded as a debt discount with a corresponding credit to additional paid in capital.

The value of the warrants, determined using Black-Scholes, was calculated as a percentage of the total proceeds raised and was recorded as a debt discount with a corresponding credit to additional paid in capital.

The total value of the beneficial conversion feature and warrant value recorded as a debt discount during the six months ended June 30, 2017 was $473,968.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Group Ltd.

 On December 28, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $77,000 to Power Up Lending Group Ltd. The note had a maturity date of September 30, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the purchaser as set forth in the note within 180 days of its issue date. The note provided that its outstanding principal amount was convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

On June 27, 2017, the Company prepaid this note for a total of $107,005, including accrued interest thereon and an early settlement penalty of 35% of the principal outstanding.

On February 21, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 to Power Up Lending Group Ltd. The note has a maturity date of November 30, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note within 180 days of its issue date. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at June 30, 2017 was $25,743, net of unamortized discount of $28,755.

On April 25, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $33,000 to Power Up Lending Group Ltd. The note has a maturity date of February 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the note in terms of agreement. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 60% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at June 30, 2017 was $7,962, net of unamortized discount of $25,515.

Labrys Fund, LP

On January 27, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to Labrys Fund, LP. The note had a maturity date of July 27, 2017 and a coupon of eight percent per annum. In connection with the issuance of the note, the Company was required to issue 150,000 shares of common stock as a commitment fee valued at $66,000. The shares were returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 150,000 shares was not recorded.

The Company had the right to prepay the note within 180 days of its Issue Date. After the 180 days, the Company had no right to prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at June 30, 2017 was $92,881, net of unamortized discount of $15,663.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

JSJ Investments Inc.

On February 6, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to JSJ Investments Inc. The note has a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note within 180 days of its issue date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at June 30, 2017 was $111,807, net of unamortized discount of $94,505.

Vista Capital Investments, LLC

On March 9, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Vista Capital Investments, LLC. The note has a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note through the maturity date. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 150 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the last two lowest trading bid prices during the fifteen trading days prior to conversion. The balance of the note plus accrued interest at June 30, 2017 was $33,436, net of unamortized discount of $69,041.

Crossover Capital Fund II, LLC

On April 6, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Crossover Capital Fund II, LLC. The note has a maturity date of January 6, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the two (2) lowest trading bid prices during the previous fifteen (15) trading days to the date of conversion. The balance of the note plus accrued interest at June 30, 2017 was $32,772, net of unamortized discount of $69,091.

GS Capital Partners, LLC

On May 22, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to GS Capital Partners, LLC. The note has a maturity date of May 22, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at June 30, 2017 was $8,655, net of unamortized discount of $66,986.

On June 16, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $112,500 to GS Capital Partners, LLC. The note has a maturity date of June 16, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at June 30, 2017 was $4,660, net of unamortized discount of $108,185.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

YP Holdings, LLC

YP Holdings forgave $19,553 of accrued interest on a note with a principal amount of $100,000 (refer note 8 above), with the remaining accrued interest of $43,759 and was issued in lieu thereof a convertible note with a principal amount of $143,759, bearing interest at 8% per annum, maturing on May 26, 2018. The Company has the right to prepay the note within 180 days of its issue date. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Note holder during the period beginning on the date that is 180 days following the Issue Date. The note is convertible into shares of the Company’s common stock, at a conversion price equal to 70% of the average of the lowest three closing bid prices of the Company’s common stock for the ten prior trading days.

On June 12, 2017, YP Holdings converted a total of $11,556 of the principal and interest of the convertible note outstanding into 57,143 common shares of the Company at a net issue price of $0.202 per share. As of June 30, 2017, the Company has a principal balance of $133,321 and an unamortized discount balance of $105,629.

Delinvest Commercial, LTD.

On June 19, 2017, the Company issued Delinvest Commercial a convertible promissory note in the aggregate principal amount of $20,000. The note bears interest at 12% per annum and matures on December 16, 2017. The note is convertible into common shares at a conversion price of $.20 per share.

On June 29, 2017, the Company exchanged a Delinvest Commercial note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and maturing on December 26, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

In connection with the convertible notes above, the Company issued warrants to purchase 370,616 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Viktoria Akhmetova

On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and maturing on December 8, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

Strategic IR

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at 12% per annum and matures on December 16, 2017. The note is convertible into common shares at a conversion price of $.20 per share.

On June 11, 2017, the Company exchanged a note issued to Strategic IR note with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and maturing on December 8, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On June 29, 2017, the Company exchanged a note issued to Strategic IR note with a principal amount of $50,000, together with accrued interest thereon of $3,740, totaling $53,740, for a convertible note, principal amount of $53,740, bearing interest at 12% per annum and maturing on December 26, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On June 29, 2017, the Company exchanged a note issued to Strategic IR grid note with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and maturing on December 26, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

In connection with the convertible notes above, the Company issued warrants to purchase 997,195 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Joseph W and Patricia G Abrams

Effective June 13, 2017, the Company exchanged a note issued to Joseph W and Patricia G Abrams with a principal amount of $25,000, together with accrued interest thereon of $1,247, totaling $26,147, for a convertible note, principal amount of $26,147, bearing interest at 12% per annum and maturing on December 10, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

Gibbs International Holdings

Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and maturing on December 16, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

In connection with the Convertible note above, the Company issued a warrant to purchase 262,468 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Roman Shefer

On June 27, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at 12% per annum and matures on December 16, 2017. The note is convertible into common shares at a conversion price of $.20 per share.

Cobbolo Limited

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and maturing on December 26, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and maturing on December 26, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

In connection with the Convertible notes above, the Company issued a warrant to purchase 531,987 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. This gives rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at June 30, 2017 and 2016, and $118,472 and $0 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Six Months Ended	Year ended
	June 30,	December 31,
	2017	2016
Conversion price	$0.11 to 0.29	$0.22 to 0.23
Risk free interest rate	1.05 to 1.21%	0.85%
Expected life of derivative liability	9 to 12 months	9 months
expected volatility of underlying stock	134.1 to 152.2%	133.0%
Expected dividend rate	0%	0%

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE LIABILITY (continued)

The movement in derivative liability is as follows:

	June 30, 2017	December 31, 2016

Opening balance	$113,074	$—
Derivative financial liability arising from convertible note	904,412	77,000
Fair value adjustment to derivative liability	(118,472)	36,074
	$899,014	$113,074

11	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has 100,000,000 common shares with a par value of $0.0001 each authorized, has issued and outstanding 55,511,143 shares of common stock as of June 30, 2017 and 55,454,000 as of December 31, 2016.

On June 12, 2017, a convertible note holder converted debt and accrued interest thereon, totaling $11,556 into 57,143 common shares, valued at $18,286 resulting in a loss on conversion of $6,730.

The Company has recorded an expense of $0 and $144,000 for the six months ended June 30, 2017 and 2016, respectively, relating to restricted stock awards, which were fully vested in April 2016.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of June 30, 2017.

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

During the period June 8, 2017 to June 29, 2017, the Company issued warrants to the 12% convertible note holders, disclosed in note 9 above, to acquire 2,162,266 shares of common stock at a variable exercise price of; i) $0.20 per share if the convertible notes underlying the warrant issue are converted to common stock prior to maturity date; or ii) $0.30 per share if the convertible notes underlying the warrants are not converted to common stock prior to the maturity date. These warrants were issued to investors who had invested a cumulative minimum of $30,000 in convertible notes prior to June 30, 2017. The convertible debt offering remains open until August 31, 2017.

The Warrants were valued using a Black-Scholes valuation model and the proceeds received from the convertible notes were allocated based on the percentage of the value of the warrants to the total value of the debt securities in this offering, resulting in a total debt discount of $473,968.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

c)	Warrants (continued)

The following assumptions were used in the Black-Scholes valuation model:

Six Months Ended
June 30,
2017
Exercise price	$0.20
Risk free interest rate	1.50 to 1.8%
Expected life of derivative liability	9 to 12 months
expected volatility of underlying stock	160.7 to 161.6%
Expected dividend rate	0%

A summary of the Company’s warrant activity for the period January 1, 2016 to June 30, 2017, is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,219,200	$0.625	$0.63
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2016	6,219,200	$0.625	0.63
Granted	2,162,266	0.20	0.20
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding June 30, 2017	8,381,466	$0.20 to $0.625	$0.52

The warrants outstanding and exercisable at June 30, 2017 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	3.26		6,219,200
$0.20	2,162,266	3.00		2,162,266

	8,381,466	3.19	$0.52	8,381,466	$0.52

The warrants outstanding have an intrinsic value of $259,472 and $0 as of June 30, 2017 and December 31, 2016, respectively.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	REVENUE

Revenue is derived from the following sources:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Sales of services	$995,976	$595,317	$1,797,668	$1,093,301
Payment processing fees	7,334	12,602	17,394	13,580
Kiosk sales	—	18,351	113,921	149,323
Other	13,848	146	15,485	146
	$1,017,158	626,416	$1,944,468	$1,256,350

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Stock issued for services rendered	$—	$2,032,274
	$—	$2,032,274

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2017 and 2016, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Six Months Ended June 30, 2017 (Shares)	Six Months Ended June 30, 2016 (Shares)

Convertible debt	7,398,202	—
Warrants	8,381,466	6,219,200
	15,779,668	6,219,200

15	COMMITMENTS AND CONTINGENCIES

The Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 16, 2019. The lease calls for monthly rental payment, including maintenance, of $3,262, as adjusted for exchange rate changes. The Company also leases space on a month-to-month basis for its data servers at a monthly rate of $1,926. In addition, Qpagos leases warehouse space on a month-to-month basis for $1,239 per month.

The future minimum lease installments under the office facility lease agreement as of June 30, 2017 are $19,573 for the remainder of 2017 and $39,146 for each year 2018 and 2019, subject to exchange rate fluctuations.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	SUBSEQUENT EVENTS

On July 10, 2017, the Company entered into a Convertible Promissory Note in the aggregate principal amount of $83,000. The Note has a maturity date of April 20, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the Note, provided it makes a pre-payment penalty as specified in the Note. The outstanding principal amount of the Note is convertible at any time and from time to time at the election of the Holder into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to 58% of the average of the three (3) lowest trading bid prices during the previous ten (10) trading days to the date of conversion.

On July 26, 2017, the Company received a further advance of $109,165 from Strategic IR, the terms of this advance have not been determined as yet. The proceeds received from Strategic IR were used to repay the convertible note advanced by Labrys Fund, LP on July 26, 2017. The 150,000 shares of common stock issued to Labrys Fund as a commitment fee for the convertible loan advanced have been returned to the Company and have been cancelled.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 107 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and have expanded our service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the second quarter of 2017 our platform had integrated over 160 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the six months ended June 30, 2017, Qpagos Corporation generated net revenues of $1,944,468 from our operations in Mexico. Our primary sources of revenue are sales of prepaid services and payment processing fees. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 160 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of June 30, 2017, we have deployed over 307 kiosks and terminals, and we service an additional 440 kiosks of an independent distributor. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of June 30, 2017 and 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016

Net revenue

Net revenues in our Mexican operations were $1,017,158 and $626,416 for the three months ended June 30, 2017 and 2016 respectively, an increase of $390,742 or 62.4%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 18,874,012 from MXN 11,338,341 for the three months ended June 30, 2017 and 2016, respectively, an increase of MXN 7,535,671 or 66.5%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold, directly attributable to the increased deployment of kiosks during prior periods, and we also increased the number of our customers over the prior comparable period. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.1003 to $18.5556 or 2.5%, which results in a lower revenue growth in US $ terms of $25,054.

Cost of goods sold

Cost of goods sold in our Mexican operations were $1,004,901 and $607,237 for the three months ended June 30, 2017 and 2016, respectively, an increase of $397,664 or 65.5%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 18,646,580 from MXN 10,991,164 for the three months ended June 30, 2017 and 2016, respectively, an increase of MXN 7,655,416 or 69.7%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased deployment of kiosks and its wholesale business during the prior periods. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $9,354 and $9,590, for the three months ended June 30, 2017 and 2016, respectively, a decrease of $236. The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.1003 to $18.5556 or 2.5%, which results in a lower cost of sales in US $ terms of $25,280.

Gross profit

Gross profit in our Mexican operations was $12,257 and $19,179 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $6,922 or 36.1%. The components of gross profit are as follows:

●	Gross profit on sales of services was $11,254 and $14,003, for the three months ended June 30, 2017 and 2016, respectively, a decrease of $2,749 or 19.6%. The decrease in gross profit is primarily due to the mix of revenues, we earn lower margins on airtime sold through third party owned kiosks as opposed to kiosks that we own and operate.
●	Gross profit on kiosk sales was $0 and $8,040 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $8,040. We did not sell any kiosks during the current quarter.
●	Gross (loss) profit on other revenue was $10,357 and $6,727 for the three months ended June 30, 2017 and 2016, respectively, an increase of $3,630 or 54.0%. The decrease is due to an increase in commission earned from our vendors offset by an increase in ad-hoc maintenance expenditures incurred on operating kiosks.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $9,354 and $9,590, for the three months ended June 30, 2017 and 2016, respectively, a decrease of $236.

Total expenses

Total expenses were $511,560 and $632,712 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $121,152 or 19.1%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $489,879 and $615,502 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $125,623 or 20.4%. The general and administrative expenditure is analyzed for both Mexican and US operations as follows:

i.

The general and administrative expenditure in Mexico decreased to MXN 3,472,451 ($187,137) from MXN 5,856,338 ($323,549) for the three months June 30, 2017 and 2016, respectively, a decrease of MXN 2,383,887 ($136,412) or 40.7%. The decrease is primarily due to lower marketing and related expenses of approximately MXN 161,000; a reduction in importation and logistics costs of approximately MXN 314,000; a decrease in consulting expenses of approximately MXN 1,525,000 and various other cost reductions of approximately MXN 384,000.

ii.

The general administrative expenses incurred in the US, during the three months ended June 30, 2017 and 2016 was $302,742 and $291,951, respectively, an increase of $10,791 or 3.7%, primarily made up as follows:

●	Consulting fees of $210,942 and $130,049 for the three months ended June 30, 2017 and 2016, respectively, an increase of $80,893 or 62.2%, primarily due to management fees, previously paid out of Mexico now paid out of the US of $60,000, an increase in IT consulting fee of $17,893 over the prior period due to the number of IT consultants working on Qpagos system maintenance.
●	Legal expenditure of $33,904 and $44,455 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $10,551 or 23.7%, primarily due to the amount of legal activity conducted on the prior period reverse merger transactions.
●	Debt raising fees of $24,500 incurred on funds raised through the issuance of convertible notes.
●	Audit fees of $17,367 and $57,500 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $40,133 or 69.8%, primarily due to the level of audit activity in the prior period as we prepared to go public and the effort required for the reverse merger transaction which took place.

Other (expense) income

Other (expense) income was $(7,683) and $1,016 for the three months ended June 30, 2017 and 2016, respectively. Other expense included a charge of $6,730 on the conversion of debt to equity at below fair market value during the current period.

Interest expense, net

Interest expense was $330,107 and $2,992 for the three months ended June 30, 2017 and 2016, an increase of $327,115. The increase consists primarily of an increase in interest incurred on convertible notes of $42,790 and the amortization of debt discount of $297,736 related to convertible notes issued during the current period and the end of the prior year, offset by a reduction in interest incurred on notes outstanding of $13,411 due to the partial forgiveness of penalty interest on the YP Holdings note.

Derivative liability movements

Derivative liability movements were $366,242 and $0 for the three months ended June 30, 2017. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current period represents the improvement of our share price over the price at the date of issuance of our debt securities and the consequent mark-to-market of the derivative liability as of June 30, 2017. There was no derivative liability as of June 30, 2016.

Foreign currency gain (loss)

The foreign currency gain (loss) was $97,475 and $(145,827) for the three months ended June 30, 2017 and 2016, respectively, an increase of $243,302. The increase is primarily due to foreign currency gains on other US$ denominated liabilities, such as intercompany balances due to a weakening of the US $ exchange rate between the period March 31, 2017 to June 30, 2017 as compared to a strengthening of the US $ exchange rate between the period March 31, 2016 and June 30, 2016.

Net loss

We incurred a net loss of $373,376 and $761,336, for the three months ended June 30, 2017 and 2016, respectively, a decrease of $387,960 or 50.9%, primarily due to the decrease in operating expenses, the credit movement in the derivative liability and the foreign currency gain, offset by the additional interest expense, as discussed above.

Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016

Net revenue

Net revenues in our Mexican operations were $1,944,468 and $1,256,350 for the six months ended June 30, 2017 and 2016 respectively, an increase of $688,118 or 54.8%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 36,822,655 from MXN 22,689,495 for the six months ended June 30, 2017 and 2016, respectively, an increase of MXN 14,133,160 or 62.3%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold, directly attributable to the increased deployment of kiosks during prior periods, and we also increased the number of our customers over the prior comparable period. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.0600 to $18.2876 or 1.2%, which results in a lower revenue growth in US $ terms of $94,439.

Cost of goods sold

Cost of goods sold in our Mexican operations were $1,858,353 and $1,226,158 for the six months ended June 30, 2017 and 2016, respectively, an increase of $632,195 or 51.6%. The Company’s cost of sales from its Mexican operations in Mexican Pesos increased to MXN 35,165,654 from MXN 22,143,882 for the six months ended June 30, 2017 and 2016, respectively, an increase of MXN 13,021,772 or 58.8%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased deployment of kiosks and its wholesale business during prior periods. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $18,322 and $19,222, for the six months ended June 30, 2017 and 2016, respectively, a decrease of $900. The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.0600 to $18.2876 or 1.2%, which results in a lower cost of sales in US $ terms of $88,804.

Gross profit

Gross profit was $86,115 and $30,192 for the six months ended June 30, 2017 and 2016, respectively, an increase of $55,923 or 185.2%. The components of gross profit are as follows:

●	Gross profit on sales of services was $38,748 and $28,103, for the six months ended June 30, 2017 and 2016, respectively, an increase of $10,645 or 37.9%. The increase in gross profit is primarily due to an increase in volume of transactions, however our gross margins are declining due to the mix of our business shifting more towards third party owned kiosks as opposed to company owned kiosks on which we earn a higher gross margin.
●	Gross profit on kiosk sales was $58,818 and $25,655 for the six months ended June 30, 2017 and 2016, respectively, an increase of $33,163 or 129.3%. The increase is primarily attributable to the sale of 30 kiosks in January 2017.
●	Gross profit (loss) on other revenue was $6,871 and $(4,342) for the six months ended June 30, 2017 and 2016, respectively, an increase of $11,213. The improvement is due to a slight increase in commission earned from our vendors offset by a decrease in ad-hoc maintenance expenditures incurred on operating kiosks.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $18,322 and $19,222, for the six months ended June 30, 2017 and 2016, respectively, a decrease of $900.

Total expenses

Total expenses were $985,938 and $3,343,653 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $2,357,715 or 70.5%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $947,465 and $3,309,204 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $2,361,739 or 71.4%. QPAGOS has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico decreased to MXN 7,491,417 ($394,775) from MXN 12,311,286 ($681,767) for the six months June 30, 2017 and 2016, respectively, a decrease of MXN4,819,869 ($286,992) or 39.2%. The decrease is primarily due to lower marketing and related expenses of approximately MXN 344,000; a reduction in non-recurring IT expenses of approximately MXN 222,000; a reduction in importation and logistics costs of approximately MXN 694,000; a decrease in consulting expenses of approximately MXN 2,920,000; and miscellaneous cost reductions of approximately $639,000.

ii.	The general administrative expenses incurred in the US, during the six months ended June 30, 2017, amounted to $552,691, and $2,627,436, respectively, primarily made up as follows:

●	Stock based compensation of $0 and $2,032,275 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $2,032,275 or 100%, due to share based compensation paid to management consultants in the prior year.
●	Consulting fees of $385,091 and $253,205 for the six months ended June 30, 2017 and 2016, respectively, an increase of $131,886 or 52.1%, primarily due to management fees, previously paid out of Mexico now paid out of the US of $123,796, and an increase in IT consulting fee of $11,841 over the prior period due to the number of IT consultants working on Qpagos system maintenance.
●	Legal expenditure of $60,449 and $55,489 for the six months ended June 30, 2017 and 2016, respectively, an increase of $4,960 or 8.9%, primarily due to the amount of legal activity conducted on the prior period reverse merger transactions.
●	Debt raising fees of $47,500 incurred on funds raised through the issuance of convertible notes.
●	Audit fees of $17,367 and $89,000 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $71,633 or 80.4%, primarily due to the level of audit activity in the prior period as we prepared to go public and the effort required for the reverse merger transaction.

Other (expense) income

Other (expense) income was $(7,583) and $4,015 for the six months ended June 30, 2017 and 2016, respectively, other expense included a charge of $6,730 on the conversion of debt to equity at below fair market value during the current period.

Interest expense, net

Interest expense was $471,707 and $5,984 for the six months ended June 30, 2017 and 2016, respectively, an increase of $465,723. The increase consists primarily of an increase in interest incurred on convertible notes of $49,005 and the amortization of debt discount of $411,298 related to convertible notes issued during the current period and the end of the prior year, offset by a reduction in interest incurred on notes outstanding of $13,338 due to the partial forgiveness of penalty interest on the YP Holdings note.

Derivative liability movements

Derivative liability movements were $118,472 and $0 for the six months ended June 30, 2017. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current period represents the net improvement of our share price over the price at the date of issuance of our debt securities and the consequent mark-to-market of the derivative liability as of June 30, 2017. There was no derivative liability as of June 30, 2016.

Foreign currency gain (loss)

The foreign currency gain (loss) was $331,327 and $(114,843) for the six months ended June 30, 2017 and 2016, respectively, an increase of $446,170. The increase is primarily due to foreign currency gains on other US$ denominated liabilities, such as intercompany balances due to a weakening of the US $ exchange rate between the period December 31, 2016 to June 30, 2017 as compared to a strengthening of the US $ exchange rate between the period December 31, 2015 and June 30, 2016.

Net loss

We incurred a net loss of $929,314 and $3,430,273, for the six months ended June 30, 2017 and 2016, respectively, a decrease of $2,500,959 or 72.9%, primarily due to the decrease in operating expenses, specifically the stock based compensation to consultants of $2,032,750, the credit movement in the derivative liability and the foreign currency gain, offset by the additional interest expense, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $9,686,511 through June 30, 2017 and incurred negative cash flow from operations of $650,802 for the six months ended June 30, 2017. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At June 30, 2017, we had cash of $11,197 and a negative working capital of $808,357. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $650,802 and $1,015,258 in operating activities for the six months ended June 30, 2017 and 2016, respectively, a decrease of $364,456 or 35.9%. The decrease is primarily due to a favorable movement of $659,367 between cash operating expenditure before working capital changes and an adverse movement in working capital flows of $(266,341) as compared to the prior comparable period.

We had minimal investment in property and equipment of $0 and $453 for the six months ended June 30, 2017 and 2016.

We funded our operations by utilizing our cash balances and raising an additional $973,500 through debt issuances. We repaid a convertible note of $77,000 for gross proceeds of $107,005, including interest and early settlement penalty on June 27, 2017.

Subsequent to June 30, 2017 we raised the following funds:

●	On July 10, 2017, we entered into a Convertible Promissory Note in the aggregate principal amount of $83,000. The Note has a maturity date of April 20, 2018 and a coupon of eight percent (8%) per annum.

●	On July 26, 2017, we received a further advance of $109,165 from Strategic IR, however, the terms of this advance have not as yet been determined. The proceeds received from Strategic IR were used to repay the convertible note advanced by Labrys Fund, LP on July 26, 2017.

We have minimal commitments which include the office facility lease agreement with a future commitment as of June 30, 2017 of $19,573 for the remainder of 2017 and $39,146 for each year 2018 and 2019, subject to exchange rate changes.

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

Amount

2017	20,100
2018	20,100
2019	20,100
2020	20,100
2021 and thereafter	97,167
$177,567

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2017, we incurred a net loss of $929,314. We have an accumulated deficit of $9,686,511 through June 30, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

As of the date hereof, we have outstanding debt in the principal amount of $1,500,685 owed to 13 investors pursuant to the terms of various notes that we issued. To date, we have not generated sufficient revenue to pay the balances owed under the notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes (if any) is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. In addition, certain notes also provide for piggyback registration rights under certain circumstances, the payment of liquidated damages for failure to comply with such provisions, and anti-dilution protection for issuances or deemed issuances of securities below the conversion price. Upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we and our subsidiaries have raised an aggregate of $7,459,426 from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 in order to implement our current business plan. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss to investors of their investment in our securities.

We are subject to fluctuations in currency exchange rates.

We are exposed to currency risks. Our financial statements are expressed in U.S. dollars, while our revenues and expenses are in Mexican pesos. Accordingly, our results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the year ended December 31, 2016, we incurred a foreign currency loss of ($357,855) attributable to the deterioration of the Mexican Peso against the US Dollar. However, during the six months ended June 30, 2017, we had a foreign currency gain of $331,327 compared to a foreign currency loss of $(114,843) for the six months ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the six months ended June 30, 2017

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended June 30, 2017 in transactions that were not registered under the Securities Act.

On June 19, 2017, we issued to one investor a convertible note in the principal amount of $52,494, convertible at a conversion price of $0.20 per share together with a warrant to purchase 262,468 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $50,000 together with accrued interest thereon. The shares were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On June 11, 2017, we issued to one investor (i) a 12% convertible note in the principal amount of $20,000 that converts to common stock at a conversion price of $0.20 per share together with a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity. The 12% $20,000 note was issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the recipient of securities in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions and the recipient was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On June 11, 2017, we issued to one investor a 12% convertible note in the principal amount of $20,164, convertible at a conversion price of $0.20 per share. The convertible note was issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On June 11, 2017, we issued to one investor (i) a 12% note in the principal amount of $10,000 that converts to common stock at a conversion price of $0.20 per share and matures on December 16, 2017 and (ii) a convertible note in the principal amount of $20,164, convertible at a conversion price of $0.20 per share together with a warrant to purchase 150,822 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $20,000 together with accrued interest thereon. The convertible note was issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange. The $10,000 note was issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the recipient of securities in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions and the recipient was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On June 12, 2017, we issued 57,143 shares of our common stock upon conversion of $11,556 in principal amount of a note outstanding. The shares were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

Effective June 13, 2017, we issued to one investor a convertible note in the principal amount of $26,247, convertible at a conversion price of $0.20 per share in exchange for a note in the principal amount of $25,000 together with accrued interest thereon. The convertible note was issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On June 27, 2017, we issued to one investor a 12% note in the principal amount of $10,000 that converts to common stock at a conversion price of $0.20 per share and matures on December 16, 2017. The 12% $10,000 note was issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the recipient of securities in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions and the recipient was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On June 29, 2017, we issued to one investor (i) a convertible note in the principal amount of $53,740, convertible at a conversion price of $0.20 per share together with a warrant to purchase 268,699 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $50,000 together with accrued interest thereon and (ii) a convertible note in the principal amount of $115,535, convertible at a conversion price of $0.20 per share together with a warrant to purchase 577,674 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $100,000 together with accrued interest thereon. The shares were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On June 29, 2017, we issued to one investor (i) a convertible note in the principal amount of $52,959, convertible at a conversion price of $0.20 per share together with a warrant to purchase 264,795 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $50,000 together with accrued interest thereon and (ii) a convertible note in the principal amount of $53,438, convertible at a conversion price of $0.20 per share together with a warrant to purchase 267,192 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $50,000 together with accrued interest thereon. The notes and warrants were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On June 29, 2017, we issued to one investor a convertible note in the principal amount of $54,123, convertible at a conversion price of $0.20 per share together with a warrant to purchase 270,616 shares of our common stock at an exercise price of $0.20 if the note is converted to common stock prior to its maturity or $0.30 if the note is not converted into common stock prior to its maturity in exchange for a note in the principal amount of $50,000 together with accrued interest thereon. The note and warrant were issued upon reliance of Section 3(a)(9) of the Securities Act as they were issued upon exchange of securities with existing security holders and no commission or other remuneration was paid or given in connection with the exchange.

On May 26, 2017, we issued to one investor an 8% note in the principal amount of $143,759 maturing on May 26, 2018 convertible into shares of common stock at a conversion price equal to 70% of the average of the lowest three closing bid prices of our common stock for the ten prior trading days.   The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1	Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May1, 2017 (File Number 000-55648)

10.1	Securities Purchase Agreement, dated April 25, 2017, by and between QPAGOS and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May1, 2017 (File Number 000-55648)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and I5d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QPAGOS

Date: August 17, 2017	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: August 17, 2017	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)