Form 10-Q
period 2017-09-30
QPAGOS
filed 2017-11-14
CIK 1591913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 55,835,442 shares of common stock, $0.0001 par value per share as of November 14, 2017.

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

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

September 30, 2017

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (as restated) (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity as of January 1, 2017 to September 30, 2017, (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (as restated) (unaudited)	F-5
Notes to the unaudited Condensed Consolidated Financial Statements	F-6–F-31

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash	$7,631	$46,286
Accounts receivable	98,622	79,943
Inventory	630,321	350,273
Recoverable IVA taxes and credits	269,765	353,780
Other current assets	399,932	279,878
Total Current Assets	1,406,271	1,110,160

Non-Current Assets
Plant and equipment, net	171,118	231,328
Intangibles, net	136,167	168,417
Investment – related party	3,000	3,000
Other assets	11,567	9,847
Total Non-Current Assets	321,852	412,592
Total Assets	$1,728,123	$1,522,752

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$381,087	$320,487
Notes payable	—	323,462
Notes payable – related parties	349,915	203,288
Convertible debt, net of unamortized discount of $1,177,492 and $75,000, respectively	674,232	1,180
Convertible debt – related parties, net of unamortized discount of $115,202	146,075	—
Derivative liability	2,194,641	113,074
IVA and other taxes payable	3,557	166,108
Advances from customers	212,510	132,133
Total Current Liabilities	3,962,017	1,259,732

Total Liabilities	3,962,017	1,259,732

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016.
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,835,442 and 55,454,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	5,583	5,545
Additional paid-in-capital	8,384,629	8,284,522
Accumulated deficit	(11,084,321)	(8,757,197)
Accumulated other comprehensive income	460,215	730,150
Total stockholder’s equity - controlling interest	(2,233,894)	263,020
Non-controlling interest	—	—
Total Stockholders’ (Deficit) Equity	(2,233,894)	263,020
Total Liabilities and Stockholders’ (Deficit) Equity	$1,728,123	$1,522,752

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
		(As restated)		(As restated)

Net Revenue	$931,318	$769,897	$2,889,458	$2,026,248

Cost of Goods Sold	935,033	743,132	2,807,058	1,969,290

Gross (loss) profit	(3,715)	26,765	82,400	56,958

General and administrative	682,207	536,156	1,629,674	3,845,798
Depreciation and amortization	17,311	18,957	55,784	57,214
Total Expense	699,518	555,113	1,685,458	3,903,012

Loss from Operations	(703,233)	(528,348)	(1,603,058)	(3,846,054)

Other (expense) income	(39,272)	636	(46,855)	4,651
Interest expense, net	(792,676)	(3,025)	(1,264,383)	(9,008)
Derivative liability movements	165,196	—	283,668	—
Foreign currency (loss) gain	(27,825)	(101,854)	303,504	(216,699)
Loss before Provision for Income Taxes	(1,397,810)	(632,591)	(2,327,124)	(4,067,110)

Provision for Income Taxes	—	—	—	—

Net Loss	(1,397,810)	(632,591)	(2,327,124)	(4,067,110)

Net loss attributable to non-controlling interest	—	—	—	—

Net Loss Attributable to Controlling Interest	$(1,397,810)	$(632,591)	$(2,327,124)	$(4,067,110)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.08)

Weighted Average Number of Shares Outstanding - Basic and Diluted	55,736,849	55,344,870	55,555,930	54,226,382

Other Comprehensive Gain (Loss)
Foreign currency translation adjustment	18,397	55,418	(269,935)	147,577

Total Comprehensive loss	(1,379,413)	(577,173)	(2,597,059)	(3,919,533)

Comprehensive loss attributable to non-controlling interest	—	—	—	—

Comprehensive Loss Attributable to Controlling Interest	$(1,379,413)	$(577,173)	$(2,597,059)	$(3,919,533)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD JANUARY 1, 2017 TO SEPTEMBER 30, 2017 (Unaudited)

								Total
								Stockholders’
							Accumulated	(Deficit)		Total
					Additional		Other	Equity	Non-	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Controlling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Interest	Equity
Balance as of December 31, 2016	—	$—	55,454,000	$5,545	$8,284,522	$(8,757,197)	$730,150	$263,020	$—	$263,020

Conversion of debt to equity	—	—	381,442	38	100,107	—	—	100,145	—	100,145

Translation adjustment	—	—	—	—	—	—	(269,935)	(269,935)	—	(269,935)

net loss for the nine months ended September 30, 2017	—	—	—	—	—	(2,327,124)	—	(2,327,124)	—	(2,327,124)

Balance as of September 30, 2017	—	$—	55,835,442	$5,583	$8,384,629	$(11,084,321)	$460,215	$(2,233,894)	$—	$(2,233,894)

See notes to unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(2,327,124)	$(4,067,110)
Less: loss attributable to non-controlling interest	—	—
Net loss	(2,327,124)	(4,067,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	80,648	83,547
Amortization expense	32,250	32,788
Provision for bad debts	—	103,888
Derivative liability movements	(283,667)	—
Amortization of debt discount	1,148,429	—
Loss on conversion of debt to equity	44,464	—
Equity based compensation charge	—	144,000
Shares issued for services	—	2,032,275
Non-cash investment in affiliates	—	(3,000)
Changes in Assets and Liabilities
Accounts receivable	(23,195)	79,130
Inventory	(304,605)	188,521
Recoverable IVA taxes and credits	136,240	59,376
Other current assets	(80,227)	(97,765)
Other assets	(398)	1,265
Accounts payable and accrued expenses	55,205	198,786
IVA and other taxes payable	(191,068)	(80,358)
Advances from customers	75,176	6,338
Interest accruals	77,138	9,009
CASH USED IN OPERATING ACTIVITIES	(1,560,734)	(1,309,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reverse merger net liabilities	—	(1,547)
Purchase of property and equipment	(367)	(453)
NET CASH USED IN INVESTING ACTIVITIES	(367)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	—	330,000
Proceeds from short term notes and convertible notes	1,619,149	60,000
Proceeds from short term notes and convertible notes – related parties	369,915	—
Repayment of convertible notes	(235,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,754,064	390,000

Effect of exchange rate changes on cash and cash equivalents	(231,618)	114,789

NET DECREASE IN CASH	(38,655)	(806,521)
CASH AT BEGINNING OF PERIOD	46,286	832,159
CASH AT END OF PERIOD	$7,631	$25,638

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$57,172	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable, including interest thereon, converted to convertible notes payable	$(592,623)	$—
Convertible notes payable arising from conversion of notes payable	$592,623	$—
Conversion of convertible debt to equity	$100,145

See notes to the unaudited condensed consolidated financial statements

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, QPAGOS, a Nevada corporation (“QPAGOS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of QPAGOS (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

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

QPAGOS

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2016, included in the current report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary and its indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

QPAGOS – Parent Company

Qpagos Corporation – 100% owned

Qpagos, S.A.P.I de C.V., a Mexican entity (99.996% owned)

Redpag Electrónicos, S.A.P.I. de C.V., a Mexican entity (99.990% owned)

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

c)	Mexican Operations

The financial statements of the Company’s Mexican operations are measured using local currencies as their functional currencies.

The Company translates the assets and liabilities of its Mexican subsidiaries at the exchange rates in effect at period end and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss). All sales to customers are in Mexico.

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

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

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

QPAGOS

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

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1.	Accounting for certain financial instruments with down round features

2.	Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements (continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, an amendment to Topic 815. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components 2 and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The amendments in this ASU deals with the transition and effective dates of implementing to ASU 2014-09, Revenue from contracts with customers, ASU 2016-08, Revenue from contracts with customers, principal versus agent considerations, ASU 2016-10, revenues from contacts with customers; identifying performance obligations and licensing, ASU 2016-12, revenues from contacts with customers, narrow scope improvements and practical expedients, 2016-20, technical corrections and improvements and ASU 2017-05, other income, gains and losses from the derecognition of non-financial assets.

The transition provisions require adoption of Topic 606 for annual reporting periods commencing after December 15, 2017 and the adoption of Topic 842 for annual reporting periods beginning after December 15, 2018 for public business entities, if the requirements of a public business entity as defined in ASU 2017-122 are not met, may adopt Topic 606 for annual reporting periods commencing after December 15, 2018 and for Topic 842 for annual reporting periods commencing after December 15, 2019. Early adoption is permitted of both Topics. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2017 and December 31, 2016, cash balances in the United States did not exceed the federally insured limit.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2017.

k)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at September 30, 2017 and December 31, 2016.

l)	Inventory

The Company primarily values inventories at net realizable value applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

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

The restated Unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 and the related Consolidated Statements of Operations and Comprehensive loss and the Statement of Cash Flows for the three and nine months ended September 30, 2016, is presented below:

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2016

	As Previously Reported	Adjustments	Notes	As Restated
	(Unaudited)			(Unaudited)
Assets

Current Assets
Cash	$25,638			$25,638
Accounts receivable	59,059			59,059
Inventory	480,046	(188,240)	(A)	291,806
Recoverable IVA taxes and credits	358,521			358,521
Other current assets	149,778			149,778
Total Current Assets	1,073,042	(188,240)		884,802

Non-Current Assets
Plant and equipment, net	45,205	139,149	(A)	184,354
Intangibles, net	179,167			179,167
Investment	3,000			3,000
Other assets	10,447			10,447
Total Non-Current Assets	237,819	139,149		376,968
Total Assets	$1,310,861	$(49,091)		$1,261,770

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$237,159			$237,159
Notes payable	172,328			172,328
IVA and other taxes payable	111,686			111,686
Advances from customers	8,324			8,324
Total Current Liabilities	529,497	—		529,497

Total Liabilities	529,497	—		529,497

Stockholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 55,394,000 shares issued and outstanding as of September 30, 2016	5,540			5,540
Additional paid-in-capital	8,239,527			8,239,527
Accumulated deficit	(8,031,286)	(49,091)	(A)	(8,080,377)
Accumulated other comprehensive income	567,583			567,583
Total stockholder’s equity - controlling interest	781,364	(49,091)		732,273
Non-controlling interest	—	—		—
Total Stockholders’ Equity	781,364	(49,091)		732,273
Total Liabilities and Stockholders’ Equity	$1,310,861	$(49,091)		$1,261,770

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended September 30, 2016

	As Previously Reported	Adjustments	Notes	As Restated

Revenues
Airtime	$736,937			$736,937
Kiosk sales	16,428			16,428
Commissions on services	16,532			16,532
Other	—			—
	769,897	—		769,897

Cost of Goods Sold
Airtime	723,137			723,137
Kiosk sales	5,337			5,337
Depreciation	—	7,111	(B)	7,111
Other	7,547			7,547
	736,021	7,111		743,132

Gross Profit	33,876	(7,111)		26,765

General and administrative	536,156			536,156
Depreciation and amortization	19,345	(388)	(A)	18,957
Total Expense	555,501	(388)		555,113
Loss from Operations	(521,625)	(6,723)		(528,348)

Other income	636	—		636
Interest expense, net	(3,025)			(3,025)
Foreign currency loss	(101,854)			(101,854)
Loss before Provision for Income Taxes	(625,868)	(6,723)		(632,591)

Provision for Income Taxes	—	—		—

Net Loss	(625,868)	(6,723)		(632,591)

Net loss attributable to non-controlling interest	—			—

Net Loss Attributable to Controlling Interest	$(625,868)	$(6,723)		$(632,591)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)		$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	55,344,870	55,344,870		55,344,870

Other Comprehensive income
Foreign currency translation adjustment	55,418	—		55,418

Total Comprehensive loss	(570,450)	(6,723)		(577,173)

Comprehensive loss attributable to non-controlling interest	—	—		—

Comprehensive Loss Attributable to Controlling Interest	$(570,450)	$(6,723)		$(577,173)

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Nine Months Ended September 30, 2016

	As Previously Reported	Adjustments	Notes	As Restated

Revenues
Airtime	$1,830,238			$1,830,238
Kiosk sales	165,751			165,751
Commissions on services	30,112			30,112
Other	147			147
	2,026,248	—		2,026,248

Cost of Goods Sold
Airtime	1,788,338			1,788,338
Kiosk sales	129,005			129,005
Depreciation	—	26,333	(B)	26,333
Other	25,614			25,614
	1,942,957	26,333		1,969,290

Gross Profit	83,291	(26,333)		56,958

General and administrative	3,845,798			3,845,798
Depreciation and amortization	58,033	(820)	(A)	57,214
Total Expense	3,903,831	(820)		3,903,012
Loss from Operations	(3,820,540)	(25,513)		(3,846,054)

Other income	4,651	—		4,651
Interest expense, net	(9,008)			(9,008)
Foreign currency loss	(216,699)			(216,699)
Loss before Provision for Income Taxes	(4,041,596)	(25,513)		(4,067,110)

Provision for Income Taxes	—	—		—

Net Loss	(4,041,596)	(25,513)		(4,067,110)

Net loss attributable to non-controlling interest	—			—

Net Loss Attributable to Controlling Interest	$(4,041,596)	$(25,513)		$(4,067,110)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.00)		$(0.08)

Weighted Average Number of Shares Outstanding - Basic and Diluted	54,226,382	54,226,382		54,226,382

Other Comprehensive income
Foreign currency translation adjustment	147,577			147,577

Total Comprehensive loss	(3,894,019)	(25,513)		(3,919,533)

Comprehensive loss attributable to non-controlling interest	—	—		—

Comprehensive Loss Attributable to Controlling Interest	$(3,894,019)	$(25,513)		$(3,919,533)

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2016

	As Previously Reported	Adjustments	Notes	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the company	$(4,041,597)	$(25,513)	(A)	$(4,067,110)
Less: loss attributable to non-controlling interest	—			—
Net loss	(4,041,597)	(25,513)		(4,067,110)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,246	58,301	(A) (C)	83,547
Amortization expense	32,788			32,788
Provision for bad debt	103,888			103,888
Equity based compensation charge	144,000			144,000
Shares issued for services	2,032,275			2,032,275
Non- cash investment in affiliates	(3,000)			(3,000)
Changes in Assets and Liabilities
Accounts receivable	79,130			79,130
Inventory	188,521			188,521
Recoverable IVA taxes and credits	59,376			59,376
Other current assets	(97,765)			(97,765)
Other assets	1,265			1,265
Accounts payable and accrued expenses	198,786			198,786
IVA and other taxes payable	(80,358)			(80,358)
Advances from customers	6,338			6,338
Interest accruals	9,009			9,009
CASH USED IN OPERATING ACTIVITIES	(1,342,098)	32,788		(1,309,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reverse merger net liabilities	(1,547)			(1,547)
Purchase of property and equipment	(453)			(453)
NET CASH USED IN INVESTING ACTIVITIES	(2,000)	—		(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	330,000			330,000
Proceeds from loans payable	60,000			60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	390,000	—		390,000

Effect of exchange rate changes on cash and cash equivalents	147,577	32,788	(C)	114,789

NET DECREASE IN CASH	(806,521)			(806,521)
CASH AT BEGINNING OF PERIOD	832,159			832,159
CASH AT END OF PERIOD	$25,638	$—		$25,638

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—			$—
Cash paid for interest	$—			$—

NOTES

A.	To correct an error in classifying kiosks acquired in 2015 as inventory and available for sale, to property and equipment, along with the recording of related accumulated depreciation and depreciation expense.

B.	To reclassify depreciation of kiosks utilized to generate revenues to cost of goods sold

C.	Foreign currency translation difference arising on depreciation calculated at average rates compared to the balance sheet depreciation calculated at closing rates.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $11,084,321 as of September 30, 2017 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

5	INVENTORY

Inventory consisted of the following:

	September 30, 2017	December 31, 2016

Kiosks and accessories	$630,321	$350,273
	$630,321	$350,273

6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	September 30, 2017	December 31, 2016

Kiosks	$267,073	$269,810
Computer equipment	79,361	69,577
Office equipment	10,708	9,430
Leasehold improvement	9,301	8,192
Total cost	366,443	357,009
Less: accumulated depreciation and amortization	(195,325)	(125,681)
Plant and equipment, net	$171,118	$231,328

Depreciation expense totaled $16,301 and $15,318 for the three months ended September 30, 2017 and 2016, respectively, and $80,648 and $83,547 for the nine months ended September 30, 2017 and 2016, respectively.

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

Intangibles consisted of the following:

	September 30, 2017	December 31, 2016

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(78,833)	(46,583)
Intangibles, net	$136,167	$168,417

Amortization expense was $10,750 and $10,750 for the three months ended September 30, 2017 and 2016, respectively and $32,250 and $32,788 for the nine months ended September 30, 2017 and 2016, respectively.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	NOTES PAYABLE

Notes payable consisted of the following:

	Interest	Maturity	September 30,	December 31,
Description	Rate	Date	2017	2016

YP Holdings LLC	12%	December 31, 2015	—	$151,353
Strategic IR	10%	January 1, 2017	—	146,575
Joseph W and Patricia G Abrams	15%	June 13, 2017	—	25,534

Total notes payable			$—	$323,462

Interest expense totaled $0 and $3,025 for the three months ended September 30, 2017 and 2016, respectively, and $1,804 and $9,008 for the nine months ended September 30, 2017 and 2016, respectively.

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

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	September 30, 2017 Balance, net	December 31, 2016 Balance, net
Power Up Lending Group	8%	September 30, 2017	$—	$—	$—	$—	1,180
	8%	November 30, 2017	—	—	—	—	—
	8%	February 10, 2018	33,000	1,143	(15,083)	19,060	—
	8%	April 20, 2018	83,000	1,492	(59,035)	25,457	—
	8%	June 30, 2018	63,000	221	(59,512)	3,709	—

Labrys Fund, LP	8%	July 27, 2017	—	—	—	—	—

JSJ Investments, Inc.	8%	November 6, 2017	—	—	—	—	—

Vista Capital Investment, LLC	8%	March 9, 2018	—	—	—	—	—

Crossover Capital Fund II, LLC	8%	January 6, 2018	100,000	3,879	(35,636)	68,243	—

GS Capital Partners, LLC	8%	May 22, 2018	75,000	2,153	(48,082)	29,071	—
	8%	June 16, 2018	112,500	2,614	(79,829)	35,285	—

YP Holdings, LLC	8%	May 26, 2018	—	—	—	—	—

Strategic IR	12%	December 8, 2017	10,000	372	(3,722)	6,650	—
	12%	December 8, 2017	20,164	736	(7,730)	13,170	—
	8%	December 24, 2017	100,000	2,082	(44,992)	57,090	—
	12%	December 26, 2017	53,740	1,643	(25,974)	29,409	—
	12%	December 26, 2017	115,535	3,533	(55,842)	63,226	—
	8%	January 22, 2018	117,000	1,692	(74,100)	44,592	—
	8%	March 9, 2018	100,000	4,493	(43,836)	60,657	—
	8%	August 24,2018	113,845	923	(102,305)	12,463	—
	8%	August 31, 2018	88,847	584	(81,545)	7,886	—
	8%	November 6, 2017	176,000	10,077	(23,854)	162,223	—
	8%	September 18, 2018	69,047	182	(66,777)	2,452	—
	8%	September 26, 2018	20,000	18	(19,781)	237	—
	8%	September 28, 2018	246,000	108	(244,652)	1,456	—

Joseph W and Patricia G Abrams	12%	December 10, 2017	26,247	941	(11,482)	15,706	—
	12%	January 27, 2018	3,753	75	(2,481)	1,347	—

Roman Shefer	12%	December 24, 2017	10,000	312	(5,900)	4,412	—

Crown Bridge Partners, LLC	8%	August 14, 2018	75,000	773	(65,342)	10,431	—

Total convertible notes payable			$1,811,678	$40,046	$(1,177,492)	$674,232	$1,180

Interest expense, together with amortized debt discount totaled $641,495 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $1,108,782 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

The 12% convertible notes, above have a fixed conversion price of $0.20 per common share and certain investors who met a minimum investment requirement of $30,000 were issued three-year warrants convertible into common shares at a conversion price of; i) $0.20 per share if the convertible notes are converted prior to maturity date; and ii) $0.30 per share if the convertible notes are not converted prior to maturity date. These convertible notes have a beneficial conversion feature and attached warrants valued using a Black-Scholes valuation model, refer note 11 c) below, the value of the beneficial conversion feature of the notes were determined based on fair market price of the common stock at the date of the issuance of the note, the difference between the fair market value of the common stock and the conversion price was recorded as a debt discount with a corresponding credit to derivative financial liability.

The total value of the beneficial conversion feature and warrant value recorded as a debt discount during the nine months ended September 30, 2017 was $238,507.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 22, 2017, the Company prepaid this note for a total of $73,560, including accrued interest thereon and an early settlement penalty of 35% of the principal outstanding.

On April 25, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $33,000 to Power Up Lending Group Ltd. The note has a maturity date of February 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the note in terms of agreement. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 60% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at September 30, 2017 was $19,060, net of unamortized discount of $15,083.

On July 10, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power Up Lending Group Ltd. The note has a maturity date of April 20, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the note in terms of agreement. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at September 30, 2017 was $25,457, net of unamortized discount of $59,035.

On September 14, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group Ltd. The note has a maturity date of June 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the note in terms of agreement. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at September 30, 2017 was $3,709, net of unamortized discount of $59,512.

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

On July 26, 2017, the Company repaid this note for a total of $109,142, including interest thereon. The 150,000 shares of common stock issued to Labrys Fund as a commitment fee for the convertible loan advanced have been returned to the Company and have been cancelled.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

JSJ Investments Inc.

On February 6, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to JSJ Investments Inc., (“JSJ”). The note has a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note within 180 days of its issue date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

On August 10, 2017, JSJ converted $24,000 of the principal amount of the convertible note into equity at a conversion price of $0.11 per share for an aggregate 224,299 shares of common stock.

On August 31, 2017, Strategic IR entered into an agreement whereby the convertible note was acquired from JSJ for the remaining principal balance of $176,000 and accrued interest outstanding of $8,715. An additional payment of $88,847 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

Vista Capital Investments, LLC

On March 9, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Vista Capital Investments, LLC., (“Vista”). The note has a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note through the maturity date. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 150 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the last two lowest trading bid prices during the fifteen trading days prior to conversion.

On September 18, 2017, Strategic IR entered into an agreement whereby the convertible note was acquired from Vista for the principal balance of $100,000 and accrued interest outstanding of $4,230. An additional payment of $60,770 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

Crossover Capital Fund II, LLC

On April 6, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Crossover Capital Fund II, LLC. The note has a maturity date of January 6, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading bid price during the previous fifteen (15) trading days to the date of conversion. The balance of the note plus accrued interest at September 30, 2017 was $68,243, net of unamortized discount of $35,636.

GS Capital Partners, LLC

On May 22, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to GS Capital Partners, LLC. The note has a maturity date of May 22, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $29,071, net of unamortized discount of $48,082.

On June 16, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $112,500 to GS Capital Partners, LLC. The note has a maturity date of June 16, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $35,285, net of unamortized discount of $79,829.

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

On June 12, 2017, YP Holdings converted a total of $11,556 of the principal and interest of the convertible note outstanding into 57,143 common shares of the Company at a net issue price of $0.202 per share. On June 22, 2107 a further $20,125 of the principal and interest of the convertible note outstanding was converted into 100,000 shares of common stock at a conversion price of $0.2013 per share.

On August 24, 2017, the Company utilized the proceeds of a further convertible note it received from Strategic IR to repay the note for an aggregate of $113,845.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matures on December 16, 2017. The note is convertible into common shares at a conversion price of $.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $6,650, net of unamortized discount of $3,722.

On June 11, 2017, the Company exchanged a note issued to Strategic with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and maturing on December 8, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $13,170, net of unamortized discount of $7,730.

On June 27, 2017, a previously unclassified amount due to Strategic was classified as a Convertible Promissory Note in the aggregate principal amount of $100,000. The note has a maturity date of December 24, 2017 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days. The balance of the note plus accrued interest at September 30, 2017 was $57,090, net of unamortized discount of $44,992.

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $50,000, together with accrued interest thereon of $3,740, totaling $53,740, for a convertible note, principal amount of $53,740, bearing interest at 12% per annum and maturing on December 26, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $29,409, net of unamortized discount of $25,974.

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and maturing on December 26, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $63,226, net of unamortized discount of $55,842.

On July 26, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $117,000 to Strategic. The note has a maturity date of January 22, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $44,592, net of unamortized discount of $74,100.

On September 18, 2017, Strategic IR entered into an agreement whereby the convertible note held by Vista Capital Investments was acquired by Strategic for the aggregate principal balance of $100,000 and accrued interest thereon of $4,230. An additional payment of $60,770 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR. The note has a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note through the maturity date. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 150 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the last two lowest trading bid prices during the fifteen trading days prior to conversion. The balance of the note plus accrued interest at September 30, 2017 was $60,657, net of unamortized discount of $43,836.

On August 24, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $113,845 to Strategic. The note has a maturity date of August 24, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $12,463, net of unamortized discount of $102,305.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

On August 31, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,847 to Strategic. The note has a maturity date of August 31, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $7,886, net of unamortized discount of $81,545.

On August 31, 2017, Strategic purchased a convertible note from JSJ Investments, Inc. for an aggregate principal outstanding of $176,000 together with interest thereon of $8,715. The note has a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note within 180 days of its issue date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The balance of the note plus accrued interest at September 30, 2017 was $162,223, net of unamortized discount of $23,854.

On September 18, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $69,047 to Strategic. The note has a maturity date of September 18, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $2,452, net of unamortized discount of $66,777.

On September 26, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $20,000 to Strategic. The note has a maturity date of September 26, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $237, net of unamortized discount of $19,781.

On September 28, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $246,000 to Strategic. The note has a maturity date of September 28, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at September 30, 2017 was $1,456, net of unamortized discount of $244,652.

In connection with the convertible notes above, the Company issued warrants to purchase 997,195 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Joseph W and Patricia G Abrams

Effective June 13, 2017, the Company exchanged a note issued to Joseph W and Patricia G Abrams (“Abrams”) with a principal amount of $25,000, together with accrued interest thereon of $1,247, totaling $26,247, for a convertible note, principal amount of $26,247, bearing interest at 12% per annum and maturing on December 10, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $15,706, net of unamortized discount of $11,482.

On July 31, 2017, the Company issued a Convertible Promissory Note to Abrams in the aggregate principal amount of $3,753. The note has a maturity date of January 27, 2018 and a coupon of twelve percent (12%) per annum. The Company has the right to prepay the note without penalty. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The balance of the note plus accrued interest at September 30, 2017 was $1,347, net of unamortized discount of $2,481.

In connection with the Convertible note above, the Company issued a warrant to purchase 146,247 shares of common stock of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Roman Shefer

On June 27, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at 12% per annum and matures on December 16, 2017. The note is convertible into common shares at a conversion price of $.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $4,412, net of unamortized discount of $5,900.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners

On August 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to Crown Bridger Partners. The note has a maturity date of August 14, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. The balance of the note plus accrued interest at September 30, 2017 was $10,431, net of unamortized discount of $65,342.

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at September 30, 2017 and 2016, and $283,668 and $0 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Nine Months Ended September 30, 2017	Year ended December 31, 2016
Conversion price	$0.08 to 0.40	$0.22 to 0.23
Risk free interest rate	1.05 to 1.53%	0.85%
Expected life of derivative liability	9 to 36 months	9 months
expected volatility of underlying stock	134.1 to 194.5%	133.0%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	September 30, 2017	December 31, 2016

Opening balance	$113,074	$—
Derivative financial liability arising from convertible note	2,365,235	77,000
Fair value adjustment to derivative liability	(283,668)	36,074
	$2,194,641	$113,074

11	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has 100,000,000 common shares with a par value of $0.0001 each authorized, has issued and outstanding 55,835,442 shares of common stock as of September 30, 2017 and 55,454,000 as of December 31, 2016.

On June 12, 2017, a convertible note holder converted debt and accrued interest thereon, totaling $11,556 into 57,143 shares of common stock, valued at $18,285 resulting in a loss on conversion of $6,730.

On June 22, 2017, a convertible note holder converted debt and accrued interest thereon, totaling $20,125 into 100,000 shares of common stock valued at $37,000 resulting in a loss on conversion of $16,875.

On August 10, 2017, a convertible note holder converted debt and accrued interest thereon, totaling $24,000 into 224,299 shares of common stock valued at $44,860 resulting in a loss on conversion of $20,860.

The Company has recorded an expense of $0 and $144,000 for the nine months ended September 30, 2017 and 2016, respectively, relating to restricted stock awards, which were fully vested in April 2016.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of September 30, 2017.

QPAGOS

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

The placement agent was also issued, in terms of a placement agent agreement, five year warrants to purchase 717,600 (358,800 pre-QPAGOS Merger) units at $0.625 ($1.25 pre-QPAGOS Merger)) per unit, each consisting of one share of Common stock and an additional five year warrant exercisable for one share of Common Stock at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger)) per share, giving a total of 1,435,200 (717,600 pre-QPAGOS Merger) warrants to purchase common shares at an exercise price of $0.625 ($1.25 pre-QPAGOS Merger)) per share if all placement agent warrants are exercised.

During the period June 8, 2017 to July 31, 2017, the Company issued warrants to the 12% convertible note holders, disclosed in note 9 above, to acquire 2,308,513 shares of common stock at a variable exercise price of; i) $0.20 per share if the convertible notes underlying the warrant issue are converted to common stock prior to maturity date; or ii) $0.30 per share if the convertible notes underlying the warrants are not converted to common stock prior to the maturity date. These warrants were issued to investors who had invested a cumulative minimum of $30,000 in convertible notes prior to August 31, 2017.

The Warrants were valued using a Black-Scholes valuation model and the proceeds received from the convertible notes were allocated based on the percentage of the value of the warrants to the total value of the debt securities in this offering, resulting in a total debt discount of $37,083.

The following assumptions were used in the Black-Scholes valuation model:

Nine Months Ended September 30, 2017
Exercise price	$0.20
Risk free interest rate	1.50 to 1.53%
Expected life of warrants	3 years
expected volatility of underlying stock	159.7 to 168.7%
Expected dividend rate	0%

A summary of the Company’s warrant activity for the period January 1, 2016 to September 30, 2017, is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	6,219,200	$0.625	$0.63
Granted	—	—	—
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2016	6,219,200	$0.625	0.63
Granted	2,308,513	0.20	0.20
Forfeited/cancelled	—	—	—
Exercised	—	—	—
Outstanding September 30, 2017	8,527,713	$0.20 to 0.625	$0.51

The warrants outstanding and exercisable at September 30, 2017 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	3.00		6,219,200
$0.20	2,308,513	2.75		2,308,513

	8,527,713	2.94	$0.51	8,527,713	$0.51

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2017 and December 31, 2016, respectively.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	REVENUE

Revenue is derived from the following sources:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Sales of services	$924,573	$736,967	$2,735,913	$1,830,238
Payment processing fees	3,138	16,532	20,532	30,112
Kiosk sales	—	16,428	113,921	165,751
Other	3,607	—	19,092	147
	$931,318	$769,897	$2,889,458	$2,026,248

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Stock issued for services rendered	$—	$2,032,275
	$—	$2,032,275

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2017 and 2016, all convertible debt and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine Months Ended September 30, 2017 (Shares)	Nine Months Ended September 30, 2016 (Shares)

Convertible debt	21,491,850	—
Warrants	8,527,713	6,219,200
	30,019,563	6,219,200

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

NOTES PAYABLE

	Interest	Maturity	September 30,	December 31,
Description	Rate	Date	2017	2016

Gibbs International Holdings – Equipment funding	N/A	November 1, 2017	$294,620	—
Vladimir Skigin – Equipment funding	N/A	November 1, 2017	55,295	—
Gibbs International Holdings	15%	June 13, 2017	—	50,986
Cobbolo Limited	10%	May 30, 2017	—	101,466
Delinvest Commercial LTD	15%	June 29, 2017	—	50,836

Notes payable – Related parties			$349,915	$203,288

Interest expense totaled $0 and $3,025 for the three months ended September 30, 2017 and 2016, respectively, and $11,534 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings.

●	Gibbs International Holdings (“Gibbs”) – Inventory funding

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs. In terms of the agreement entered into with Gibbs, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. The amount has not been paid to date. The agreement does not provide for any default provisions and management is currently negotiating the terms of repayment with Gibbs.

●	Gibbs International Holdings

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

Vladimir Skigin

Vladimir Skigin is the principal and has control over Newvello Limited and Cobbolo Limited and has personally advanced the Company inventory funding.

●	Vladimir Skigin (“Skigin”) – Inventory funding

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs, Skigin funded a portion of the kiosks and accessories purchased under the same terms and conditions of the agreement entered into with Gibbs. In terms of the agreement, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. The amount has not been paid to date. The agreement does not provide for any default provisions and management is currently negotiating the terms of repayment with Skigin.

●	Cobbolo Limited

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

Alex Motorin

Alex Motorin is the principal of Delinvest Commercial LTD.

●	Delinvest Commercial, LTD

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

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	September 30, 2017 Balance, net	December 31, 2016 Balance, net
Delinvest Commercial, LTD	12%	December 16, 2017	20,000	677	(7,444)	13,233	—
	12%	December 26, 2017	54,123	1,655	(26,160)	29,618	—

Viktoria Akhmetova	12%	December 8, 2017	20,164	736	(7,716)	13,184	—

Gibbs International Holdings	12%	December 16, 2017	52,494	1,778	(22,456)	31,816	—

Cobbolo Limited	12%	December 26, 2017	53,438	1,634	(25,829)	29,243	—
	12%	December 26, 2017	52,959	1,619	(25,597)	28,981	—

Total convertible notes payable – Related parties			$253,178	$8,099	$(115,202)	$146,075	$—

Interest expense, together with amortized debt discount totaled $135,514 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $144,198 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

The 12% convertible notes, above have a fixed conversion price of $0.20 per common share and certain investors who met a minimum investment requirement of $30,000 were issued three-year warrants convertible into common shares at a conversion price of; i) $0.20 per share if the convertible notes are converted prior to maturity date; and ii) $0.30 per share if the convertible notes are not converted prior to maturity date. These convertible notes have a beneficial conversion feature and attached warrants valued using a Black-Scholes valuation model, refer note 11 c) below, the value of the beneficial conversion feature of the notes were determined based on fair market price of the common stock at the date of the issuance of the note, the difference between the fair market value of the common stock and the conversion price was recorded as a debt discount with a corresponding credit to derivative financial liability.

The total value of the beneficial conversion feature and warrant value recorded as a debt discount during the nine months ended September 30, 2017 was $251,299.

Alex Motorin

Alex Motorin is the principal of Delinvest Commercial LTD.

●	Delinvest Commercial, LTD.

On June 19, 2017, the Company issued Delinvest Commercial LTD. (“Delinvest”) a convertible promissory note in the aggregate principal amount of $20,000. The note bears interest at 12% per annum and matures on December 16, 2017. The note is convertible into common shares at a conversion price of $.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $13,233, net of unamortized discount of $7,444.

On June 29, 2017, the Company exchanged a Delinvest note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and maturing on December 26, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $29,618, net of unamortized discount of $26,160.

In connection with the convertible notes above, the Company issued warrants to purchase 370,616 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	RELATED PARTY TRANSACTIONS (continued)

Viktoria Akhmetova

On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and maturing on December 8, 2017. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $13,184, net of unamortized discount of $7,716.

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings.

●	Gibbs International Holdings

Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and maturing on December 16, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $31,816, net of unamortized discount of $22,456.

In connection with the Convertible note above, the Company issued a warrant to purchase 262,468 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Newvello Limited and Cobbolo Limited and has also personally advanced the Company inventory funding.

●	Cobbolo Limited

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and maturing on December 26, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $29,243, net of unamortized discount of $25,829.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and maturing on December 26, 2017. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at September 30, 2017 was $28,981, net of unamortized discount of $25,597.

In connection with the Convertible notes above, the Company issued a warrant to purchase 531,987 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	COMMITMENTS AND CONTINGENCIES

The Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 16, 2019. The lease calls for monthly rental payment, including maintenance, of $3,232, as adjusted for exchange rate changes. The Company also leases space on a month-to-month basis for its data servers at a monthly rate of $1,908. In addition, Qpagos leases warehouse space on a month-to-month basis for $1,227 per month.

The future minimum lease installments under the office facility lease agreement as of September 30, 2017 are $9,695 for the remainder of 2017 and $38,780 for each year 2018 and 2019, subject to exchange rate fluctuations.

The Company entered into an additional ten-year software licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee in quarterly installments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

The Company's primary financial commitments as of the date hereof are payments owed under the License Agreement. The minimum commitments due under the license agreement is summarized as follows:

Amount

2017	20,100
2018	20,100
2019	20,100
2020	20,100
2021 and thereafter	97,167
$177,567

17	SUBSEQUENT EVENTS

On October 3, 2017, Strategic IR entered into an agreement whereby a convertible note was acquired from Crossover Capital for the principal balance of $100,000 and accrued interest thereon of $4,000. An additional payment of $48,880 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

On October 3, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $48,880 to Strategic. The note has a maturity date of October 3, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 23, 2017, Anna Mosk, the Principal of Strategic IR, entered into an agreement whereby a convertible note was acquired from Power Up Lending Group for the principal balance of 33,000 and accrued interest thereon of $1,309. An additional payment of $14,298 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

On October 23, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $14,298 to Strategic. The note has a maturity date of October 23, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 11, October 12 and October 26, 2017, the Company received three instalments of $50,000 from Vladimir Skigin totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to him. The note has a maturity date of October 10, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 31, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note has a maturity date of October 20, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 26, 2017, the Company received conversion notices from five note holders to convert an aggregate of thirteen notes. The Company is currently evaluating whether these conversion notices can be acted upon.

Other than disclosed above, in accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 107 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $12 billion business in 2014 as reported by PwC Telecom in Mexico 2015, America Móvil 4Q’15. We believe that there is opportunity for growth in the Mexican market and have expanded our service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the third quarter of 2017 our platform had integrated over 137 such services.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the nine months ended September 30, 2017, Qpagos Corporation generated net revenues of $2,889,458 from our operations in Mexico. Our primary sources of revenue are sales of prepaid services and payment processing fees. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 137 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of September 30, 2017, we have deployed over 307 kiosks and terminals, and we service an additional 440 kiosks of an independent distributor. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of September 30, 2017 and 2016, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended September 30, 2017 and September 30, 2016

Net revenue

Net revenues in our Mexican operations were $931,318 and $769,897 for the three months ended September 30, 2017 and 2016 respectively, an increase of $161,421 or 21.0%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 16,597,642 from MXN 14,426,090 for the three months ended September 30, 2017 and 2016, respectively, an increase of MXN 2,171,552 or 15.1%. The increase in revenue in MXN terms is primarily due to an increase in the value of prepaid airtime sold of MXN 2,668,937, offset by a reduction in kiosk sales from MXN 307,831 in the prior period to MXN 0, no kiosks were sold during the current period, and a reduction in service sales from MXN 309,770 in the prior period to MXN 64,290 in the current period, due to a rationalization of the service providers using our kiosks. The earthquake recently experienced in Mexico had an adverse effect on our sales as mobile phone operators provided free minutes to customers for a limited time, impacting on our revenues. The average US$ exchange rate has weakened against the MXN over the prior comparable period, from $18.7377 to $17.8217 or 4.9%, which results in a higher revenue growth in US $ terms of $45,529.

 Cost of goods sold

Cost of goods sold in our Mexican operations were $935,033 and $743,132 for the three months ended September 30, 2017 and 2016, respectively, an increase of $191,901 or 25.8%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 16,663,859 from MXN 13,791,347 for the three months ended September 30, 2017 and 2016, respectively, an increase of MXN 2,872,512 or 20.8%. The increase in cost of sales in MXN terms is primarily due to the increase in the value of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is repairs and maintenance expenditure which increased to MXN 86,176 from MXN 59,659 in the prior period, an increase of MXN 26,517 or 44.4%, due to a project undertaken for one of our customers. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $9,740 and $7,111, for the three months September 30, 2017 and 2016, respectively, an increase of $2,629. The average US $ exchange rate has weakened against the MXN over the prior period, from $18.7377 to $17.8217 or 4.9%, which results in a higher cost of sales in US $ terms of $45,710.

Gross (loss) profit

Gross (loss) profit in our Mexican operations was $(3,715) and $26,765 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $30,480 or 113.9%. The components of gross (loss) profit are as follows:

●	Gross profit on sales of services was $10,543 and $13,800, for the three months ended September 30, 2017 and 2016, respectively, a decrease of $3,257 or 23.6%. The decrease in gross profit is primarily due to the mix of revenues, we earn lower margins on airtime sold through third party owned kiosks as opposed to kiosks that we own and operate.
●	Gross profit on kiosk sales was $0 and $11,091 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $11,091. We did not sell any kiosks during the current quarter.
●	Commissions earned on services was $6,745 and $16,532 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $9,787 or 59.2%, due to lower margins earned on the largest retailers.
●	Other gross profit includes other cost of sales expense of $11,264 and $7,547 for the three months ended September 30, 2017 and 2016, respectively, an increase of $3,717 or 49.3%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and has increased due to additional services offered to new customers as discussed under cost of goods sold above.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $9,740 and $7,111, for the three months ended September 30, 2017 and 2016, respectively, an increase of $2,629 or 37.0%.

Total expenses

Total expenses were $699,518 and $555,113 for the three months ended September 30, 2017 and 2016, respectively, an increase of $144,405 or 26.0%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $682,207 and $536,156 for the three months ended September 30, 2017 and 2016, respectively, an increase of $146,051 or 27.2%. The general and administrative expenditure is analyzed for both Mexican and US operations as follows:

i.	The general and administrative expenditure in Mexico decreased to MXN 3,407,886 ($191,221) from MXN 6,938,431 ($370,293) for the three months ended September 30, 2017 and 2016, respectively, a decrease of MXN 3,530,545 ($179,072) or 50.9%. The decrease is primarily due to a reduction in payroll expenses of MXN 664,498, lower marketing related expenses of MXN 1,317,551 a decrease in consulting expenses of MXN 1,525,000 and various other cost saving measures resulting in reductions of approximately MXN 1,016,602.

ii.	The general administrative expenses incurred in the US, during the three months ended September 30, 2017 and 2016 was $490,986 and $165,864, respectively, an increase of $325,122 or 196.0%, primarily made up as follows:

●	Consulting fees of $60,000 and $0 for the three months ended September 30, 2017 and 2016, respectively, an increase of $60,000 or 100.0%, primarily due to management fees, previously paid out of Mexico now paid out of the US.
●	Legal expenditure of $70,674 and $8,309 for the three months ended September 30, 2017 and 2016, respectively, an increase of $62,365 or 750.6%, primarily related to the S-1 filed during the current year.
●	Debt raising fees of $182,728 incurred on funds raised through the issuance of convertible notes.

b.	Depreciation and amortization expense of $17,311 and $18,957 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $1,646 or 8.6%. The decrease is primarily due to a slight reduction in depreciation expense in Mexican Pesos over the prior period and a weakening of the US$ against the Pesos during the current period, reducing the expense in US$ terms.

Other (expense) income

Other (expense) income was $(39,272) and $636 for the three months ended September 30, 2017 and 2016, respectively. Other expense included a charge of $37,735 on the conversion of debt to equity at below fair market value during the current period.

Interest expense, net

Interest expense was $792,676 and $3,025 for the three months ended September 30, 2017 and 2016, an increase of $789,651. The increase consists primarily of an increase in interest incurred on convertible notes of $55,580 and the amortization of debt discount of $721,430 related to convertible notes issued during the current period and the end of the prior year.

Derivative liability movements

Derivative liability movements were $165,196 and $0 for the three months ended September 30, 2017and 2016. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2017. There was no derivative liability as of September 30, 2016.

Foreign currency loss

The foreign currency loss was $27,825 and $101,854 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $74,029. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the movements in exchange rates.

Net loss

We incurred a net loss of $1,397,810 and $632,591, for the three months ended September 30, 2017 and 2016, respectively, an increase of $765,519 or 121.0%, primarily due to the increase in operating expenses, related to the capital raising fees and legal fees discussed above and the amortization of debt discount discussed above, offset by the derivative liability movements.

Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016

Net revenue

Net revenues in our Mexican operations were $2,889,458 and $2,026,248 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $863,210 or 42.6%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 53,673,996 from MXN 37,115,585 for the nine months ended September 30, 2017 and 2016, respectively, an increase of MXN 16,558,411 or 44.6%. The increase in revenue in MXN terms is primarily due to an increase in the value of prepaid airtime sold, directly attributable to the increased deployment of kiosks during prior periods, and we also increased the number of our customers over the prior comparable period. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.2661 to $18.9274 or 3.6%, which results in a lower revenue growth in US $ terms of $48,991.

Cost of goods sold

Cost of goods sold in our Mexican operations were $2,807,058 and $1,969,290 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $837,768 or 42.5%. The Company’s cost of sales from its Mexican operations in Mexican Pesos increased to MXN 52,083,211 from MXN 35,987,788 for the nine months ended September 30, 2017 and 2016, respectively, an increase of MXN 16,095,423 or 44.7%. The increase in cost of sales in MXN terms is primarily due to the increase in the value of prepaid airtime sold which is directly attributable to the increased deployment of kiosks and its wholesale business during prior periods. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $28,062 and $26,633, for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1,429. The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.2661 to $18.9274 or 3.6%, which results in a lower cost of sales in US $ terms of $44,301.

Gross profit

Gross profit was $82,400 and $56,958 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $25,442 or 44.7%. The components of gross profit are as follows:

●	Gross profit on sales of services was $49,291 and $41,900, for the nine months ended September 30, 2017 and 2016, respectively, an increase of $7,391 or 17.6%. The increase in gross profit is primarily due to an increase in volume of transactions, however our gross margins are declining due to the mix of our business shifting more towards third party owned kiosks as opposed to company owned kiosks on which we earn a higher gross margin.
●	Gross profit on kiosk sales was $58,818 and $36,746 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $22,072 or 60.1%. The increase is primarily attributable to the sale of 30 kiosks in January 2017.
●	Commissions earned on services was $39,624 and $30,258 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $9,366 or 30.9%, due to larger volumes of transactions, however, these were at lower commission rates.
●	Other gross profit includes other cost of sales expense of $37,272 and $25,614 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $11,658 or 45.5%. The other cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and has increased due to number of kiosks in the marketplace and the additional services offered to new customers as mentioned in the three month analysis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $28,062 and $26,333, for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1,729.

Total expenses

Total expenses were $1,685,458 and $3,903,012 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2,217,554 or 56.8%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $1,629,674 and $3,845,798 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2,216,124 or 57.6%. QPAGOS has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico decreased to MXN 10,899,304 ($585,997) from MXN 19,257,597 ($1,052,495) for the nine months September 30, 2017 and 2016, respectively, a decrease of MXN8,358,293 ($466,498) or 43.4%. The decrease is primarily due to a reduction in payroll expenses of approximately MXN 6,000,000, and miscellaneous cost reductions which are individually insignificant.

ii.	The general administrative expenses incurred in the US, during the nine months ended September 30, 2017, amounted to $1,043,676, and $2,649,301, respectively, a decrease of $1,605,625 or 60.6% primarily made up as follows:

●	Stock based compensation of $0 and $2,032,275 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2,032,275 or 100%, due to share based compensation paid to management consultants in the prior year.
●	Consulting fees of $583,104 and $379,591 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $203,513 or 53.6%, primarily due to management fees, previously paid out of Mexico now paid out of the US of $183,796, and an increase in IT consulting fee of $25,467 over the prior period due to the number of IT consultants working on Qpagos system maintenance.
●	Legal expenditure of $131,122 and $63,797 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $67,325 or 105.5%, primarily related to the S-1 filed during the current year.
●	Debt raising fees of $230,228 incurred on funds raised through the issuance of convertible notes.
●	Audit fees of $24,667 and $99,000 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $74,333 or 75.1%, primarily due to the level of audit activity in the prior period as we prepared to go public and the effort required for the reverse merger transaction.

b.	Depreciation and amortization expense was $55,784 and $57,214 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,430 or 2.5%. Depreciation has remained consistent compared to the prior period.

Other (expense) income

Other (expense) income was $(46,855) and $4,651 for the nine months ended September 30, 2017 and 2016, respectively, other expense included a charge of $44,465 on the conversion of debt to equity at below fair market value during the current period.

Interest expense, net

Interest expense was $1,264,383 and $9,008 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1,255,375. The increase consists primarily of an increase in interest incurred on convertible notes of $104,550 and the amortization of debt discount of $1,148,430 related to convertible notes issued during the current period and the end of the prior year, offset by a reduction in interest incurred on notes outstanding of $13,338 due to the partial forgiveness of penalty interest on the YP Holdings note.

Derivative liability movements

Derivative liability movements were $283,668 and $0 for the nine months ended September 30, 2017. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current period represents the mark-to-market of the derivative liability as of September 30, 2017. There was no derivative liability as of September 30, 2016.

Foreign currency gain (loss)

The foreign currency gain (loss) was $303,504 and $(216,699) for the nine months ended September 30, 2017 and 2016, respectively, an increase of $520,203. The increase is primarily due to foreign currency gains on other US$ denominated liabilities, such as intercompany balances due to a weakening of the US $ exchange rate between the period December 31, 2016 to September 30, 2017 as compared to a strengthening of the US $ exchange rate between the period December 31, 2015 and September 30, 2016.

Net loss

We incurred a net loss of $2,327,124 and $4,067,110, for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,739,986 or 42.8%, primarily due to the decrease in operating expenses, specifically the stock based compensation to consultants of $2,032,750, the credit movement in the derivative liability and the foreign currency gain, offset by the additional interest expense, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of its securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $11,084,321 through September 30, 2017 and incurred negative cash flow from operations of $1,560,734 for the nine months ended September 30, 2017. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At September 30, 2017, we had cash of $7,631 and a negative working capital of $2,555,746, including a derivative liability of $2,194,641, after eliminating the derivative liability our working capital deficit is $361,105. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $1,560,734 and $1,309,310 in operating activities for the nine months ended September 30, 2017 and 2016, respectively, an increase of $251,424 or 19.2%. The increase is primarily due to an investment in inventory and accounts receivable, offset by advances from customers.

We had minimal investment in property and equipment of $367 and $453 for the nine months ended September 30, 2017 and 2016.

We funded our operations by utilizing our cash balances and raising an additional $1,989,064 through debt issuances. We repaid convertible notes of $235,000.

Subsequent to September 30, 2017 we raised the following funds:

●	On October 3, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $48,880. The note has a maturity date of October 3, 2018 and a coupon of eight percent (8%) per annum.

●	On October 23, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $14,298. The note has a maturity date of October 23, 2018 and a coupon of eight percent (8%) per annum.

●	On October 11, October 12 and October 26, 2017, the Company received three instalments of $50,000 totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000. The note has a maturity date of October 10, 2018 and a coupon of eight percent (8%) per annum.

●	On October 31, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $50,000. The note has a maturity date of October 20, 2018 and a coupon of eight percent (8%) per annum.

We have minimal commitments which include the office facility lease agreement with a future commitment as of September 30, 2017 of $9,695 for the remainder of 2017 and $38,780 for each year 2018 and 2019, subject to exchange rate changes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2017 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The Company is facing two employment disputes from employees of our labor providers. We do not expect the outcome to be materially adverse to us.

Other than disclosed above, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

For the nine months ended September 30, 2017, we incurred a net loss of $2,327,124. We have an accumulated deficit of $11,084,321 through September 30, 2017. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

As of the date hereof, we have outstanding debt in the principal amount of $2,677,950 owed to 16 investors pursuant to the terms of various notes that we issued. To date, we have not generated sufficient revenue to pay the balances owed under the notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes (if any) is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. In addition, certain notes also provide for piggyback registration rights under certain circumstances, the payment of liquidated damages for failure to comply with such provisions, and anti-dilution protection for issuances or deemed issuances of securities below the conversion price. Upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

Achieving and sustaining profitability will require us to increase our revenues and manage our operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations and in order to fully implement our business plan. To date, we and our subsidiaries have raised an aggregate of $8,474,990 from the sale of debt and equity securities. We estimate that we will need approximately $3,000,000 in order to implement our current business plan. If we do not generate such revenue from operations, we may be forced to limit our expansion. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders, may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss to investors of their investment in our securities.

We are subject to fluctuations in currency exchange rates.

We are exposed to currency risks. Our financial statements are expressed in U.S. dollars, while our revenues and expenses are in Mexican pesos. Accordingly, our results of operations and assets and liabilities are exposed to fluctuations in exchange rates between the U.S. dollar and the Mexican peso. In addition, changes in currency exchange rates also affect the carrying value of assets on the balance sheet, which may result in a decline in the dollar amount of our total assets on the balance sheet. During the year ended December 31, 2016, we incurred a foreign currency loss of ($357,855) attributable to the deterioration of the Mexican Peso against the US Dollar. However, during the nine months ended September 30, 2017, we had a foreign currency gain of $303,504 compared to a foreign currency loss of $(216,699) for the nine months ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the nine months ended September 30, 2017

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended September 30, 2017 in transactions that were not registered under the Securities Act.

On July 10, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to an investor. The note has a maturity date of April 20, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the note in terms of agreement. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On July 26, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $117,000 to an investor. The note has a maturity date of January 22, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On July 31, 2017, the Company issued a Convertible Promissory Note to an investor in the aggregate principal amount of $3,753. The note has a maturity date of January 27, 2018 and a coupon of twelve percent (12%) per annum. The Company has the right to prepay the note without penalty. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On August 24, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $113,845 to an investor. The note has a maturity date of August 24, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On August 31, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,847 to an investor. The note has a maturity date of August 31, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On September 14, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to an investor. The note has a maturity date of June 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the note in terms of agreement. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On September 18, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $69,047 to an investor. The note has a maturity date of September 18, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On September 26, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $20,000 to an investor. The note has a maturity date of September 26, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

On September 28, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $246,000 to an investor. The note has a maturity date of September 28, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The issuance of the note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

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

QPAGOS

Date: November 14, 2017	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)

QPAGOS

Date: November 14, 2017	By: /s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial Officer)