Form 10-K
period 2017-12-31
QPAGOS
filed 2018-04-17
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333 - 192877

QPAGOS
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33 - 1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Paseo del la Reforma 404 Piso 15 PH
Col. Juarez, Del. Cuauhtémoc
Mexico, D.F. C.P. 06600
(Address of principal executive offices) (Zip Code)
+52 (55) 55 - 110 - 110
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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2017, (the last business day of the registrants most recently completed second quarter) was approximately $17,635,566 based on $0.32, the price at which the registrants common stock was last sold on June 30, 2017.

As of April 13, 2018, the issuer had 77,383,966 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business”, and Part II, Item 7”, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Qpagos,” refer to Qpagos and its subsidiaries. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business

Company Overview

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 109 million mobile subscribers in Mexico, 85% of which are under prepaid plans, the mobile sector was a $13 billion business in 2017 as reported by the Competitive Intelligence Unit (the “CIU”). We believe that there is opportunity for growth in the Mexican market and we have expanded to service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the end of the first quarter of 2018 our platform had integrated over 140 such services, including the National Lottery’s; Pronosticos.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary and the sale of kiosks to the country’s leading financial institutions and retailers. During the years ended December 31, 2017 and 2016, we generated net revenues of $3,941,273 and $2,691,896, respectively, an increase of 1,249,397 or 46.4% from our operations in Mexico. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. We currently have in excess of 140 service providers integrated into our payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, and several financial and entertainment services as well as government payments. As of December 31, 2017, QPAGOS had deployed over 216 kiosks and terminals and service an additional 440 kiosks of an independent distributor. QPAGOS kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, municipalities airport, education centers, shopping malls, in large cities as well as many small and rural towns.

We believe that QPAGOS platform provides simple and intuitive user interfaces, convenient access and best-in-class services. QPAGOS runs its network and processes its transactions using a proprietary, advanced technology platform that leverages the latest virtualization, analytics and security technologies to create a fast, highly reliable, secure and redundant system. We believe that the breadth and reach of this network, along with the proprietary nature of its technology platform, differentiate us from our competitors and allow us to effectively manage and update our services and realize significant operating leverage with growth in volumes.

QPAGOS Corporate History and Background

Our current corporate structure is as follows:

QPAGOS was incorporated on September 25, 2013 under the laws of the State of Nevada originally under the name Asiya Pearls, Inc. On May 27, 2016, Asiya Pearls, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from Asiya Pearls, Inc. to QPAGOS.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for its two 99.9% owned operating subsidiaries, QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. Each of these entities were incorporated in November 2013 in Mexico.

QPagos, S.A.P.I. de C.V. was formed to process payment transactions for service providers it contracts with, and Redpag Electrónicos S.A.P.I. de C.V. was formed to deploy and operate kiosks as a distributor.

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos and Redpag to give effect to a reverse merger transaction (the “Reverse Merger’’). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos and Redpag effectively received shares in Qpagos Corporation, through various consulting and management agreements entered into with Qpagos Corporation and sold an effective 99.996% and 99.990% of the outstanding shares in Qpagos and Redpag, respectively to Qpagos Corporation. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, Qpagos Corporation became the parent of Qpagos and Redpag and assumed the operations of these two companies as its sole business.

On May 12, 2016, Qpagos Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QPAGOS and QPAGOS Merge, Inc., a Delaware corporation and wholly owned subsidiary of QPAGOS (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016 Qpagos Corporation and Merger Sub merged (the “Merger”), and Qpagos Corporation continued as the surviving corporation of the Merger and became a wholly owned subsidiary of QPAGOS. As a result of the Merger, each outstanding share of Qpagos Corporation common stock was converted into the right to receive two shares of QPAGOS common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, we issued, and Qpagos Corporation stockholders received in a tax-free exchange, shares of our common stock such that Qpagos Corporation stockholders owned approximately 91% of our company immediately after the Merger. In addition, each outstanding warrant of Qpagos Corporation was assumed by us and converted into a warrant to acquire a number of shares of our common stock equal to twice the number of shares of common stock of Qpagos Corporation subject to the warrant immediately before the effective time of the Merger at an exercise price per share of Company common stock equal to 50% of the warrant exercise price for Qpagos Corporation common stock. There are no outstanding stock options of Qpagos Corporation.

Our principal offices are located at Paseo del la Reforma 404 Piso 15 PH, Col. Juarez, Del. Cuauhtémoc, Mexico, D.F. C.P. 06600, and our telephone number at that office is +52 (55) 55–110–110. We also have offices in the United States that are located at 1900 Glades Road, Suite 280, Boca Raton, Florida 33431. We maintain an Internet website at www.qpagos.com. Neither this website nor the information on this website is included or incorporated in, or is a part of, this prospectus or any supplement to the prospectus.

Our Strategy

Our mission is to leverage the experience and success of other global companies in our industry, and establish ourselves as the leading developer and supplier of state-of-the-art electronic payment solutions to Mexican merchants and service providers across all consumer services sectors, such as: fixed and mobile telephone operators, internet services providers, cable, entertainment, public and municipal services such as electricity, water and gas, financial and travel services. Our near-term strategy includes:

●	Positioning ourselves as the leading consumer payment solutions provider for all service providers that rely on electronic payments for their collection needs.

●	Establishing a successful distributor network based on a competitive distribution model for entrepreneurs that look at our self-service kiosks as a profitable business opportunity, as well as retail chains and retail banks that need to expedite electronic payments that are clogging teller lines through the assistance of self-service kiosks.

●	Supporting distributors and franchisees through training, point of sale marketing materials, and an ever-increasing amount of payment services, many of which are regional in nature.

●	Developing a Franchising Model through the creation and expansion of one-stop payment services stores which cater to the vast need for a digital payment solution in Mexico.

●	Developing a motivated and effective management team.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of this offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

Our Business Model

Our primary source of revenue are fees we receive for processing payments.

During 2017 we processed approximately 2,102,065 payment transactions, compared to 1,624,931 in 2016, an increase of 29.4%.

For the year ended December 31, 2017, these transactions generated $3,941,273 in net revenue, of which approximately $3,343,833 (2016: 2,182,907) is net revenue derived from the operations of QPagos S.A.P.I. de C.V. and $597,440 (2016: $508,989) is net revenue derived from the operations of Redpag. We earn a gross profit of approximately 5.9% (2016: 7.5%) on airtime sales on kiosks operated by Redpag and approximately 0.1% gross profit on wholesale operations by which we provide air time and services to other non-kiosk distributors. We also earn commissions on payment services we provide to end-users through our kiosks and kiosks operated by third parties. This fee is either a transactional based fee of between USD$0.50 and USD$0.75 per transaction or a percentage of the transaction value. Certain service providers require that we receive the entire fee solely from the customers.

Our agents (our distributors) buy kiosks or terminals from us for approximately $6,000. The agent retains a portion of the fees that we derive from the service providers for services performed at the kiosks. Typically, 65% to 70% of the fees we receive from service providers are shared with the agent that has purchased the kiosk, and we retain 30–35% of such fees.

In addition, for certain high traffic public areas, such as malls and shopping centers, government agencies and large retailers who want to monetize high traffic areas, we pay the owner of the space a rental fee for the use of the space, and revenue share a smaller % of the commission, typically 10%. We also generate monthly rental fees for collocating our kiosks in municipal offices and integrating their services into our platform.

Additionally, when a distributor integrates their services into QPagos platform, for transactions done at their kiosks we may charge a transaction fee that may average $0.10, while that same transaction may generate up to $0.50 when done in other kiosks in Qpagos network.

Partners-Service Providers

Our current focus has been on the prepaid mobile telephone market. In Mexico, 85% of the more than 109 million mobile subscribers are under prepaid programs, thus millions of people make payments into these plans on a frequent basis. We currently have integrated over 140 service providers, including all principal mobile operators in Mexico, major utilities and the national lottery system “Pronosticos”. Among these. Also, QPagos, S.A.P.I. de C.V has integrated 9 of Mexico’s 32 states in its payment platform, and citizens of these states can now pay at our kiosks, municipal services, such as car registration, property taxes, traffic tickets, etc.

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

Our retail and institutional clients and prospects include large retail and convenience store chains, whose tellers are being congested by service payments and who would like to move these frequent transactions to the front of their stores. We are also in field trials with large financial institutions that want to expedite collections of their financial services as well as expand their hours of operation and geographic reach; and state, government and local municipalities that want to provide their citizens easy access to payments. We recently concluded our trials with a 1,900 plus branch financial institution who is seeking to reduce transaction costs, and improve customer experience by reducing lines with our kiosks. We look forward to consolidating this market opportunity during 2018.

Research and Development Expenditure

We continuously develop our product offering and make technical improvements to our software, these expenses are incurred primarily as consulting fees paid to third party developers. In this area for example we have developed mobile applications to allow customers to access the same menu of service payments in our kiosks through their mobile devices as well as developing complex applications such as the National Lottery’s Pronosticos. We have spent approximately $80,000 for each of the years ended December 31, 2017 and 2016 on research and new product development.

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

We have adapted our technology to be device agnostic and today consumers can access our payment services through multiple devices, such as POS, Mobile, PC and self-service kiosks.

Competition

The payment services industry is highly competitive, and our continued growth depends on our ability to compete effectively. Although we do not face direct competition in exactly the same line of business, as no major self-service electronic payment kiosk vendors with a payments platform exists in Mexico today, we do face competition from teller-assisted operations at a variety of financial and non-financial business groups, including a few small regional players. These competitors include retail banks, non-traditional payment service providers, such as retailers and mobile network operators, traditional kiosk and terminal operators and electronic payment system operators, as well as other companies that provide various forms of payment services, including electronic payment and payment processing services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network size, accessibility, hours of operation, reliability and price. A significant number of our competitors have greater financial, technological and marketing resources than we have, operate robust networks and could decide to develop their own self-service kiosks solutions instead of buying from Qpagos.

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

Employees

As of December 31, 2017, QPAGOS had 2 full time employees, which are its chief executive officer and chief operating officer, and 27 full-time contractors provided to it by an outsourcing company and designated to perform services for its Mexican subsidiaries Qpagos and Redpag. Qpagos Corporation had no part-time employees. None of these employees are subject to collective bargaining agreements. Qpagos Corporation does not have employment agreements with any employees other than its Chief Executive Officer, Gaston Pereira and its Chief Operating Officer, Andrey Novikov. See “Executive Compensation.” Qpagos Corporation also enters into consulting arrangements for IT and operational services.

Corporate Information

Our principal offices are located at Paseo del la Reforma 404 Piso 15 PH, Col. Juarez, Del. Cuauhtémoc, Mexico, D.F. C.P. 06600, and our telephone number at that office is +52 (55) 55–110–110. We also have offices in the United States that are located at 1900 Glades Road, Suite 265, Boca Raton, Florida 33431. We maintain an Internet website at www.qpagos.com. Neither this website nor the information on this website is included or incorporated in, or is a part of, this Form 10-K.

Available Information

Our principal offices are located at Paseo del la Reforma 404 Piso 15 PH, Col. Juarez, Del. Cuauhtémoc, Mexico, D.F. C.P. 06600, and our telephone number at that office is +52 (55) 55–110–110. We also have offices in the United States that are located at 1900 Glades Road, Suite 280, Boca Raton, Florida 33431. We maintain an Internet website at www.qpagos.com. We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.qpagos.com our Annual Reports on Form 10-K, quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Qpagos leases approximately 1,600 square feet in Mexico City at Paseo de la Reforma 404, where its corporate offices are located. The lease is for a term of 36 months with a three-month termination clause. The current lease commenced in December 16, 2016, expires in December 16, 2019 and provides for an aggregate annual rent of approximately $40,519 per annum. We also lease space on a month-to month basis for our data servers at a monthly rate of $1,680. In addition, Qpagos leases warehouse space on a month-to-month basis for $625 per month. We believe these facilities are in good condition and adequate to meet our current and anticipated requirements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From November 3, 2014 to July 4, 2016, our common stock has been traded on the OTC Pink Markets under the symbol “ASYP” but no trading took place during this time. Since July 5, 2016 our common stock has traded on the OTCQB and our symbol was changed to “QPAG” on June 2, 2016. The range of high and low sales prices for the period from July 5, 2016 thru March 31, 2018 is presented below:

	High		Low
YEAR ENDED DECEMBER 31, 2016
First Quarter		$—	$—
Second Quarter		$—	$—
July 5, 2016 (Third Quarter)		$1.31	$0.55
Fourth quarter		$0.94	$0.25
YEAR ENDED DECEMBER 31, 2017
First Quarter		$0.55	$0.18
Second Quarter		$0.49	$0.285
Third Quarter		$0.40	$0.13
Fourth Quarter		$0.35	$0.15
YEAR ENDED DECEMBER 31, 2018
First Quarter	$.	0.25	$0.13
Second Quarter through April 13, 2018		$0.40	$0.18

The last reported sale price of our common stock on the OTCQB on April 13, 2018, was $0.40 per share. As of April 13, 2018, there were approximately 49 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 – Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2017 in transactions that were not registered under the Securities Act.

On October 3, 2017, we issued a Convertible Promissory Note in the aggregate principal amount of $48,880 to Strategic IR Corp. (“Strategic”) The note has a maturity date of October 3, 2018 and a coupon of eight percent (8%) per annum. We have the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 11, October 12 and October 26, 2017, we received three installments of $50,000 each from Vladimir Skigin totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to him. The note has a maturity date of October 10, 2018 and a coupon of 8% per annum. We have the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 23, 2017, we issued a Convertible Promissory Note in the aggregate principal amount of $14,298 to Strategic. The note has a maturity date of October 23, 2018 and a coupon of eight percent (8%) per annum. We have the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 31, 2017, we issued a Convertible Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note has a maturity date of October 20, 2018 and a coupon of eight percent (8%) per annum. We have the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 14, 2017, we issued a Convertible Promissory Note in the aggregate principal amount of $53,000 to Power Up Lending Group LTD. The note has a maturity date of August 30, 2018 and a coupon of eight percent (8%) per annum. We have the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 29, 2017, we issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to JSJ Investments, Inc. The note has a maturity date of November 29, 2018 and a coupon of eight percent (8%) per annum. We have the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 27,2017 and December 13, 2017, we issued 203,516 and 168,466 shares of our common stock upon conversion of notes. The issuance was exempt from registration pursuant to section 3(a)(9) of the Securities Act. The shares were issued in exchange for the notes and no compensation was paid by the security holder in connection with the solicitation of the exchange.

On December 14, 2017, we issued a Convertible Promissory Note in the aggregate principal amount of $78,000 to Labrys Fund, LP. The note has a maturity date of June 14, 2018 and a coupon of eight percent (8%) per annum. In connection with the issuance of the note, we were required to issue 231,931 shares of common stock as a commitment fee valued at $76,537. The shares are returnable to us if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that we would meet the conditions under the note and therefore it is more likely than not that we would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 231,931 shares was not recorded. We have the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

The issuance of the common stock was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, promulgated under the Securities Act.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2017.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 109 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $13 billion business in 2017 as reported by the Competitive Intelligence Unit (the “CIU”). We believe that there is opportunity for growth in the Mexican market and has expanded to service providers beyond the mobile telephone operators to service provides of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the first quarter of 2018 our platform had integrated over140 such services, including the National Lottery’s Pronosticos.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the years ended December 31, 2017 and 2016, we generated net revenues of $3,941,273 and $2,691,896, respectively, from our operations in Mexico, a 46.4% increase. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of December 31, 2017, Qpagos Corporation deployed over 228 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements as of December 31, 2017 and 2016, of QPAGOS, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the years Ended December 31, 2017 and December 31, 2016

Net revenues in Qpagos Corporation were $3,941,273 and $2,691,896 for the year ended December 31, 2017 and 2016 respectively, an increase of $1,249,377 or 46.4%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 74,516,037 from MXN 50,308,314 for the year ended December 31, 2017 and 2016, respectively, an increase of MXN 24,207,723 or 48.1%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold, directly attributable to the increased activity in its wholesale payments business and we also increased the number of our customers over the prior year. The average US$ exchange rate has strengthened against the MXN over the prior year, from $18.6692 to $18.9066 or 1.3%, which results in a lower revenue growth in US $ terms of approximately $50,116.

Cost of goods sold

Cost of goods sold in Qpagos Corporation was $3,913,953 and $2,595,012 for the years ended December 31, 2017 and 2016, respectively, an increase of $1,318,941 or 50.8%. Qpagos operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 73,999,501 from MXN 48,467,539 for the year ended December 31, 2017 and 2016, respectively, an increase of MXN 25,531,962 or 52.7%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased activity of its wholesale business during the current year. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $36,518 and $37,244, for the years ended December 31, 2017 and 2016, respectively, a decrease of $726. The average US $ exchange rate has strengthened against the MXN over the prior year, from $18.6692 to $18.9066 or 1.3%, which results in a lower cost of sales in US $ terms of approximately $49,762.

Gross profit

Gross profit was $27,320 and $96,884 for the years ended December 31, 2017 and 2016, respectively, a decrease of $69,564 or 71.8%. Qpagos Corporations operates in Mexico and our functional currency is the Mexican Peso. The components of gross profit are as follows:

●	Gross profit on sales of services decreased from a gross profit of $54,749 to a gross profit of $38,759, for the years ended December 31, 2016 and 2017, respectively, a decrease of $15,990. The decrease in gross profit is primarily due to the mix of our business shifting towards wholesale customers at lower margins and lower growth in our own managed kiosk business.

●	Gross profit on kiosk sales decreased from a gross profit of $80,858 to a gross profit of $3,990 for the years ended December 31, 2016 and 2017, respectively, a decrease of $76,868. The decrease is primarily attributable to a delay in an expected order from a large financial institution to 2018.

●	Gross (loss) profit other increased from a gross loss of ($1,479) to a gross profit of $21,089 for the years ended December 31, 2016 and 2017, respectively, an increase of $22,568. The improvement in the gross profit is due to once-off maintenance expenditure incurred on kiosks in the prior year.

●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $36,518 and $37,244, for the years ended December 31, 2017 and 2016, respectively, a decrease of $726.

Total expenses

Total expenses in Qpagos Corporation were $2,268,522 and $4,380,182 for the years ended December 31, 2017 and 2016, respectively, a decrease of $2,111,660 or 48.2%.

Total expenses consisted primarily of the following:

a.	General and administrative expenditure was $2,196,213 and $4,312,107 for the years ended December 31, 2017 and 2016, respectively, a decrease of $2,115,894 or 49.1%. Qpagos Corporation has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico decreased to MXN 14,837,629 from MXN 22,731,911 for the years ended December 31, 2017 and 2016, respectively, a decrease of MXN 7,894,282 or 34.7%. The decrease is primarily due to a reduction in payroll expenses of MXN1,261,731, lower marketing related expenses of MXN 483,422, a decrease in consulting expenses of MXN4,099,137 and various other cost saving initiatives.

ii.	The general administrative expenses incurred by Qpagos Corporation in the US, amounted to $1,411,392 and $3,084,747 for the years ended December 31, 2017 and 2016, respectively, a decrease of $1,673,355 or 54.2%. The decrease is primarily due to:

●	non-cash compensation of $2,032,275 related to share based consulting agreements in the prior year, offset by;

●	an increase in management fees of $783,321 and $557,358 for the years ended December 31, 2017 and 2016, respectively, an increase of $225,963 or 40.5%, primarily due to compensation paid to our CEO which was absorbed by the Mexican operations in the prior year;

●	a capital raising fee of $303,407 incurred on the issue of convertible notes, the repurchase of some of these notes and various professional fees associated with these notes.

●	Various other cost saving initiatives introduced to reduce the overall overhead burden on the Company.

Other income

Other (expense) income of the Company was $(166,432) and $788 for the years ended December 31, 2017 and 2016, respectively. Other expense consisted of losses made on the conversion of debt to equity during the year at discounts to market prices, in terms of the various convertible note agreements entered into during the current year.

Interest expense, net

Interest expense, net was $2,071,781 and $54,610 for the years ended December 31, 2017 and 2016, respectively, an increase of $2,017,171. The interest expense in the current year includes the amortization of non-cash debt discount of $1,919,030 and interest expense of $152,751, consisting of interest on the convertible notes, including penalty interest of $45,500 on early note settlements. The debt discount is calculated at note inception based on the fair market value of the underlying equity of variably priced convertible notes and certain warrants. The interest expense in the prior year of $54,610 was incurred on a note payable to an investor.

Change in fair value of derivative liability

The change in fair value of derivative liabilities was $(330,134) and $(36,074) for the years ended December 31, 2017 and 2016, respectively. The movements in derivative liabilities represents the mark-to-market of underlying conversion features of debt and warrant securities and is dependent on the market price of the Company’s stock and the volatility underpinning our stock.

Foreign currency gain (loss)

The foreign currency gain (loss) in Qpagos Corporation was $178,555 and ($357,855) for the years ended December 31, 2017 and 2016, respectively, an increase of $536,410 or 149.9%. The increase is primarily due to a reduction of liabilities denominated in US$’s in our Mexican operations. There were significant intercompany balances between the US holding company and the Mexican subsidiaries which arose during the 2017 year, which were subsequently capitalized.

Net loss

We incurred a net loss of $4,630,994 and $4,731,049, for the years ended December 31, 2017 and 2016, respectively, a decrease of $100,055 or approximately 2.1%, primarily due to the lower expenses, discussed above, offset by the non-cash amortization of debt discount during the current year.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $13,388,991 through December 31, 2017 and incurred negative cash flow from operations of $1,907,581 and $1,929,453 for the years ended December 31, 2017 and 2016, respectively. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

At December 31, 2017, we had cash of $19,028 and a working capital deficit of $4,696,182. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

During the year ended December 31, 2017, the Company raised $404,916 in notes payable and a further $1,832,253 of short-term convertible debt from the issuance of debt securities, to fund the operations of the business. During 2017, $94,267 in convertible loans were exchanged for 753,424 shares of common stock.

Subsequent to December 31, 2017 we raised the following additional funds:

●	An additional $327,500 in variably priced convertible securities with short term maturities of one year or less.

●	An additional $155,500 from an investor in funds that have not been designated as yet.

During the year ended December 31, 2017, we purchased and capitalized $17,538 in kiosks.

We have notes payable from related parties and convertible notes payable, all with maturities of less than one year. The notes payable from related parties amounts to $349,916 and our convertible notes payable from related parties has an aggregate principal outstanding of $1,152,070 and accrued interest thereon as of December 31, 2017 of $31,231, The convertible notes payable to non-related parties amounted to an aggregate principal of $1,341,964 , and accrued interest thereon of $49,971. Other than the above we have minimal commitments which include a lease of an office facility with a future commitment of $40,500 in each of the years 2018 and 2019.

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee in quarterly installments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

Our primary financial commitments as of the date hereof are payments owed commitments due under the license agreement is summarized as follows:

Amount

2018	$20,100
2019	20,100
2020	20,100
2021	20,100
2022 and thereafter	67,167
$147,567

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short term convertible notes and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825–10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We evaluate the fair value of variably priced derivative liabilities on a quarterly basis and report any movements thereon in earnings.

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. We have a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the years ended December 31, 2017 and 2016.

e)	Inventory

We primarily value inventories at the lower of cost or net realizable value on a first-in, first-out basis. We identify and write down our excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, we also rationalize our product offerings and will write-down discontinued product to the lower of cost or net realizable value.

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

Amortization

Amortization is reported in the statement of operations and comprehensive loss on a straight-line basis over the estimated useful life of the intangible assets unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements.

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

Our revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, we record revenue when it is realized, or realizable and earned. We consider revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured.

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

Subsequent to our reverse merger which took place on May 12, 2016, we had utilized the market value of our common stock as quoted on the NASDAQ OTCQB, as an indicator of the fair value of our common stock in determining share- based payment arrangements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years

Operating lease obligations	$71,782	$35,891	$35,891	$—	$—
Licenses	$147,567	$20,100	$60,300	$60,300	$6,867

	$219,349	$55,991	$96,191	$60,300	$6,867

Inflation

The effect of inflation on the Company’s operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
QPAGOS

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QPAGOS and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, statement of changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the notes to consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a loss since inception and has not generated sufficient revenue to cover its operating expenditures, raising substantial doubt about the Company’s ability to continue as going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

Henderson, NV

April 17, 2018

QPAGOS

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets

Current Assets
Cash	$19,028	$46,286
Accounts receivable	59,628	79,943
Inventory	504,794	350,273
Recoverable IVA taxes and credits	215,990	353,780
Other current assets	288,687	279,878
Total Current Assets	1,088,127	1,110,160

Non-Current Assets
Plant and equipment, net	160,301	231,328
Intangibles, net	125,417	168,417
Investment – related party	3,000	3,000
Other assets	6,950	9,847
Total Non-Current Assets	295,668	412,592
Total Assets	$1,383,795	$1,522,752

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$446,032	$320,487
Loans payable – Related parties	349,916	—
Notes payable	—	323,462
Notes payable – related parties	—	203,288
Convertible debt, net of unamortized discount of $652,563 and $75,888, respectively	724,776	1,180
Convertible debt – related parties, net of unamortized discount of $338,709	859,190	—
Derivative liability	3,277,621	113,074
IVA and other taxes payable	7,178	166,108
Advances from customers	119,597	132,133
Total Current Liabilities	5,784,310	1,259,732

Total Liabilities	5,784,310	1,259,732

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no preferred shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 56,207,424 and 55,454,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.	5,620	5,545
Additional paid-in-capital	8,494,502	8,284,522
Accumulated deficit	(13,388,191)	(8,757,197)
Accumulated other comprehensive income	487,554	730,150
Total Stockholders’ (Deficit) Equity	(4,400,515)	263,020
Total Liabilities and Stockholders’ (Deficit) Equity	$1,383,795	$1,522,752

The accompanying notes are an integral part of these consolidated financial statements.

QPAGOS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Net Revenue	$3,941,273	$2,691,896

Cost of Goods Sold	3,913,953	2,595,012

Gross Profit	27,320	96,884

General and administrative	2,196,213	4,312,107
Depreciation and amortization	72,309	68,075
Total Expense	2,268,522	4,380,182
Loss from Operations	(2,241,202)	(4,283,298)

Other (expense) income	(166,432)	788
Interest expense, net	(2,071,781)	(54,610)
Change in fair value of derivative liabilities	(330,134)	(36,074)
Foreign currency loss	178,555	(357,855)
Loss before Provision for Income Taxes	(4,630,994)	(4,731,049)

Provision for Income Taxes	—	—

Net Loss	$(4,630,994)	$(4,731,049)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.09)

Weighted Average Number of Shares Outstanding - Basic and Diluted	55,653,369	52,728,587

Other Comprehensive Income
Foreign currency translation adjustment	(242,596)	323,580

Total Comprehensive loss	$(4,873,590)	$(4,407,469)

The accompanying notes are an integral part of these consolidated financial statements.

 QPAGOS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD JANUARY 1, 2016 TO DECEMBER 31, 2017

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	44,784,000	$4,478	$5,735,861	$(4,026,148)	$406,570	$2,120,761

Equity based compensation	—	—	—	—	144,000	—	—	144,000

Shares issued for services	—	—	5,145,000	515	2,031,760	—	—	2,032,275

Shares retained by accounting acquirer in reverse merger transaction			5,025,000	503	(2,050)	—	—	1,547

Shares issued for cash	—	—	500,000	49	374,951	—	—	375,000

Translation adjustment	—	—	—	—	—	—	323,580	323,580

net loss for the year ended December 31, 2016	—	—	—	—	—	(4,731,049)	—	(4,731,049)

Balance as of December 31, 2016	—	$—	55,454,000	$5,545	$8,284,522	$(8,757,197)	$730,150	$263,020

Conversion of debt to equity	—	—	753,424	75	209,980	—	—	210,055

Translation adjustment	—	—	—	—	—	—	(242,596)	(242,596)

net loss for the year ended December 31, 2017	—	—	—	—	—	(4,630,994)	—	(4,630,994)

Balance as of December 31, 2017	—	$—	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)

The accompanying notes are an integral part of these consolidated financial statements.

QPAGOS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,630,994)	(4,731,049)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	65,827	61,412
Amortization expense	43,000	43,907
Inventory provision	26,028	—
Equity based compensation charge	—	144,000
Shares issued for services	—	2,032,275
Convertible notes issued for services	221,072	—
Derivative liability movements	330,134	36,074
Amortization of debt discount	1,919,030	1,112
Loss on conversion of debt to equity	112,665	—
Non-cash investment in affiliates	—	(3,000)
Changes in Assets and Liabilities
Accounts receivable	25,361	162,132
Inventory	(228,939)	45,742
Recoverable IVA taxes and credits	162,035	64,117
Other current assets	5,832	(227,864)
Other assets	3,534	1,865
Accounts payable and accrued expenses	124,052	282,115
IVA and other taxes payable	(174,083)	(25,936)
Advances from customers	(20,034)	130,147
Interest accruals	107,899	53,498
CASH USED IN OPERATING ACTIVITIES	(1,907,581)	(1,929,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Reverse merger net liabilities	—	(1,547)
Purchase of property and equipment	(17,538)	(453)
NET CASH USED IN INVESTING ACTIVITIES	(17,538)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on common stock issued	—	375,000
Proceeds from loans payable	404,916	370,000
Proceeds from short term notes and convertible notes	1,832,253	77,000
Repayment of convertible notes	(235,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,002,169	822,000

Effect of exchange rate changes on cash and cash equivalents	(104,308)	323,580

NET (DECREASE) INCREASE IN CASH	(27,258)	(785,873)
CASH AT BEGINNING OF PERIOD	46,286	832,159
CASH AT END OF PERIOD	$19,028	$46,286

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$54,707	$—

NON-CASH INVESTING AND FINANCING AVTIVITIES
Note payable, including interest thereon, converted to convertible notes payable	$692,623	$—
Conversion of notes payable into equity	$97,391	$—

The accompanying notes are an integral part of these consolidated financial statements.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The Merger was treated as a reverse acquisition of QPAGOS, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while QPAGOS was treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in this Annual Report on Form 10-K and that will be reflected in the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

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

QPAGOS Corporation, through its subsidiaries Qpagos and Redpag, provides physical and virtual payment services to the Mexican market. The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. The Company helps consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, our licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation and tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short term convertible notes and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825–10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We evaluate the fair value of variably priced derivative liabilities on a quarterly basis and report any movements thereon ibn earnings.

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

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-04 will have on our consolidated financial statements.

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

QPAGOS

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

QPAGOS

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

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic220), Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606). The amendments in this update provide guidance about:

Certain amendments made to SEC materials and staff guidance relating to Operating-Differential subsidiaries, and amendments to the wording and disclosure requirements of Topic 605, Revenue Recognition.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements

In January 2018, the FASB issued ASU 2018-1, Leases (Topic 842), Land Easement practical expedient for Top 842. The amendments in this update provide guidance about:

The amendments in this Update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendment in this Update clarifies that an entity should determine whether land easements are leases in accordance with Topic 842 before applying the guidance.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

In February 2018, the FASB issued ASU 2018-2, Income Statement- Reporting Comprehensive Income (Topic 220), Reclassification of certain tax effects from accumulated other comprehensive income.

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

The impact this ASU will have on the Company’s consolidated financial statements will be a reduction in the tax effect of net operating losses carried forward.

In February 2018, the FASB issued ASU 2018-3 Technical Corrections and Improvements to Financial Instruments – Overall (Sub topic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update provide guidance about:

The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements

The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10-45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825-10, Financial Instruments— Overall.

The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services—Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-4 Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin no. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about:

Certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980).

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5, Income Taxes (Topic 740) Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118

These amendments affect the wording of SEC paragraphs in the accounting standard codification dealing with Income Taxes (Topic 740).

The amendments in this update are not expected to have a material impact on the Company’s consolidated financial statements.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements

The transition provisions require adoption of Topic 606 for annual reporting periods commencing after December 15, 2017 and the adoption of Topic 842 for annual reporting periods beginning after December 15, 2018 for public business entities, if the requirements of a public business entity as defined in ASU 2017-12 are not met, may adopt Topic 606 for annual reporting periods commencing after December 15, 2018 and for Topic 842 for annual reporting periods commencing after December 15, 2019. Early adoption is permitted of both Topics. The Company has evaluated the impact of this ASU and has initially concluded that the impact will be immaterial.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2017 and December 31, 2016, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2017 and 2016, the balance did not exceed the federally insured limit.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2017 and 2016.

l)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at December 31, 2017.

m)	Inventory

The Company primarily values inventories at the lower of cost or net realizable value applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

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

The Company has the following sources of revenue which is recognized on the basis described below.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

r)	Revenue Recognition (continued)

☐	Revenue from the sale of services.

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

☐	Payment processing provided to end-users

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

☐	Revenue from the sale of kiosks.

The Company imports, assembles and sells kiosks that are used to generate the revenues discussed above. Revenue is recognized on the full value of the kiosks sold, net of any valued added taxation collected on behalf of the Mexican Revenue Authorities, when the customer takes delivery of the kiosk and all the risks and rewards of ownership are passed to the customer.

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

Subsequent to the Company’s reverse merger which took place on May 12, 2016, the Company has utilized the market value of its common stock as quoted on the OTCQB, as an indicator of the fair value of its common stock in determining share- based payment arrangements.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2017 and 2016, there have been no interest or penalties incurred on income taxes.

v)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes translation adjustment and net loss.

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $13,388,191 as of December 31, 2017 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	ACQUISITION

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

5	INVENTORY

Inventory consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Kiosks	$504,794	$350,273
	$504,794	$350,273

6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Kiosks	$263,709	$269,810
Computer equipment	73,448	69,577
Office equipment	9,911	9,430
Leasehold improvement	8,608	8,192
Total cost	355,676	357,009
Less: accumulated depreciation and amortization	(195,375)	(125,681)
Plant and equipment, net	$160,301	$231,328

Depreciation and amortization expense totaled $65,827 and $62,319 for the years ended December 31, 2017 and 2016, respectively.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES

License

Localization and implementation of the different software and technology modules is supported through a Localization Agreement. Under this agreement, at a cost of $215,000, the Licensor allocated engineering and programming resources to the Company. The cost is being amortized over 5 years.

On May 1, 2015, the Company entered into a ten-year license with the Licensor for the non-exclusive right to license technology to provide payment services. Subsequently, on November 1, 2015, the Company and the Licensor concluded an additional amendment to the License Agreement by which the Licensor agreed to the exclusivity to the Mexican market subject to the payment of $20,000 per year payable in quarterly installments, the first two such installments payable December 1, 2015. The agreement may be terminated early by the Licensor if the Company fails to comply with its terms and conditions.

Intangibles consisted of the following:

	December 31, 2017	December 31, 2016

Software Localization Agreement	$215,000	$215,000
Total cost	215,000	215,000
Less: accumulated amortization	(89,583)	(46,583)
Intangibles, net	$125,417	$168,417

Amortization expense was $43,000 and $43,000 for the year ended December 31, 2017 and 2016, respectively.

8	NOTES PAYABLE

Notes payable consisted of the following:

Description	Interest Rate	Maturity	December 31, 2017	December 31, 2016
YP Holdings LLC	12%	December 31, 2015	$—	$151,353
Strategic IR	10%	January 1, 2017	—	146,575
Joseph W and Patricia G Abrams	10%	June 13, 2017	—	25,534
Total notes payable			$—	$323,462

Interest expense totaled $0 and $3,025 for the year ended December 31, 2017 and 2016, respectively.

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

Viktoria Akhmetova

Ms. Akhmetova is considered to be a related party as her shareholding exceeds 5%.

On May 12, 2017, the Company executed an unsecured promissory note for $20,000 with an investor, bearing interest at 10% per annum payable on June 11, 2017.

Effective June 11, 2017, the note, principal amount of $20,000 and accrued interest thereon of $164 was exchanged for a convertible note, refer to Convertible Notes Payable below.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	December 31, 2017 Balance, net	December 31, 2016 Balance, net

Power Up Lending Group	8%	September 30, 2017	$—	$—	$—	$—	$1,180
	8%	November 30, 2017	—	—	—	—	—
	8%	April 20, 2018	83,000	3,165	(32,148)	54,017	—
	8%	June 30, 2018	63,000	1,491	(39,457)	25,034	—
	8%	August 30, 2018	53,000	546	(44,381)	9,165	—

Labrys Fund, LP	8%	June 14, 2018	78,000	291	(70,714)	7,577	—

JSJ Investments, Inc.	8%	November 29, 2018	75,000	526	(68,425)	7,101	—

GS Capital Partners, LLC	8%	May 22, 2018	35,000	1,728	(13,616)	23,112	—
	8%	June 16, 2018	112,500	4,882	(51,473)	65,909	—

Strategic IR	15%	December 8, 2018	10,000	693	—	10,693	—
	15%	December 8, 2018	20,164	1,384	—	21,548	—
	15%	December 26, 2018	53,740	3,291	—	57,031	—
	15%	December 26, 2018	115,535	7,075	—	122,610	—
	8%	October 3, 2018	14,298	6	(11,595)	2,709	—

Viktoria Akhmetova	15%	December 8, 2018	20,164	1,384	—	21,548	—
	8%	October 20, 2018	50,000	811	(39,918)	10,893
	8%	August 24,2018	113,845	1,547	(73,610)	41,782	—
	8%	September 18, 2018	69,047	560	(49,373)	20,234	—
	8%	September 26, 2018	20,000	127	(14,740)	5,387	—
Joseph W and Patricia G Abrams	15%	December 10, 2018	26,247	1,780	—	28,027	—
	15%	January 27, 2019	3,753	189	(563)	3,379	—

Roman Shefer	15%	December 24, 2018	10,000	621	—	10,621	—

Crown Bridge Partners, LLC	8%	August 14, 2018	75,000	2,285	(46,439)	30,846	—

BOBA Management	8%	August 31, 2018	88,847	1,071	(59,150)	30,768	—
	8%	October 3, 2018	48,880	236	(36,961)	12,155	—
	8%	December 24, 2017	100,000	2,360	—	102,630	—

Total convertible notes payable			$1,339,020	$38,319	$(652,563)	$724,776	$1,180

Interest expense amounted to $96,434 and $68 for the years ended December 31, 2017 and 2016, respectively. Debt discount amortized amounted to $1,171,281 and $1,112 for the years ended December 31, 2017 and 2016, respectively.

The convertible notes disclosed above with a coupon of 15%, have a fixed conversion price of $0.20 per common share and certain investors who met a minimum investment requirement of $30,000 were issued three-year warrants convertible into common shares at a conversion price of; i) $0.20 per share if the convertible notes are converted prior to maturity date; and ii) $0.30 per share if the convertible notes are not converted prior to maturity date. These convertible notes have a beneficial conversion feature. The beneficial conversion feature was valued using a Black-Scholes valuation model, refer note 11 c) below, the value of the beneficial conversion feature of the notes were determined based on fair market price of the common stock at the date of the issuance of the note and the conversion price. The difference between the fair market value and the conversion price was recorded as a debt discount with a corresponding credit to derivative financial liability.

The remaining convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the common stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

The total value of the beneficial conversion feature recorded as a debt discount during the year ended December 31, 2017 and 2016 was $2,383,113 and $77,000, respectively.

QPAGOS

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

On October 23, 2017, Anna Mosk, the Principal of Strategic IR, entered into an agreement whereby a convertible note was acquired from Power Up Lending Group for the principal balance of $33,000 and accrued interest thereon of $1,309. An additional payment of $14,298 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

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

The balance of the note plus accrued interest at December 31, 2017 was $54,017, net of unamortized discount of $32,148.

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

The balance of the note plus accrued interest at December 31, 2017 was $25,034, net of unamortized discount of $39,457.

On November 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 to Power Up Lending Group LTD. The note has a maturity date of August 30, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at December 31, 2017 was $9,165, net of unamortized discount of $44,381.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

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

On July 26, 2017, the Company repaid this note for a total of $109,142, including interest thereon. The 150,000 shares of common stock issued to Labrys Fund as a commitment fee for the convertible loan advanced have been returned to the Company and have been cancelled

On December 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,000 to Labrys Fund, LP. The note has a maturity date of June 14, 2018 and a coupon of eight percent (8%) per annum. In connection with the issuance of the note, the Company was required to issue 231,931 shares of common stock as a commitment fee valued at $76,537. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 231,931 shares was not recorded.

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

The balance of the note plus accrued interest at December 31, 2017 was $7,577, net of unamortized discount of $70,714.

JSJ Investments Inc.

On February 6, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to JSJ Investments Inc., (“JSJ”). The note had a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note within 180 days of its issue date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

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

On November 29, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to JSJ Investments, Inc. The note has a maturity date of November 29, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at December 31, 2017 was $7,101, net of unamortized discount of $68,425.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

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

On October 3, 2017, Strategic IR entered into an agreement whereby the convertible note was acquired from Crossover Capital for the principal balance of $100,000 and accrued interest thereon of $4,000. An additional payment of $48,880 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

On October 25, 2017, in terms of an agreement entered into between Strategic and Vladimir Skigin, this note was assigned to Vladimir Skigin, refer note 16 below.

GS Capital Partners, LLC

On May 22, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to GS Capital Partners, LLC., (“GS Capital”). The note has a maturity date of May 22, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 11, 2017, GS Capital converted $20,000 of the principal amount of the convertible note into equity at a conversion price of $0.1023 per share for an aggregate 203,516 shares of common stock.

On December 13, 2017, GS Capital converted a further $20,000 of the principal amount of the convertible note into equity at a conversion price of $0.1240 per share for an aggregate 168,466 shares of common stock.

The balance of the note plus accrued interest at December 31, 2017 was $23,112, net of unamortized discount of $13,616.

On June 16, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $112,500 to GS Capital Partners, LLC. The note has a maturity date of June 16, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2017 was $65,909, net of unamortized discount of $51,473.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder , the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum.

The note is convertible into common shares at a conversion price of $.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $10,693.

On June 11, 2017, the Company exchanged a note issued to Strategic with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum.

The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $21,548.

On June 27, 2017, a previously unclassified amount due to Strategic was classified as a Convertible Promissory Note in the aggregate principal amount of $100,000. The note has a maturity date of December 24, 2017 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days.

On October 25, 2017, the Company received a notice that the note had been assigned to BOBA Management and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $50,000, together with accrued interest thereon of $3,740, totaling $53,740, for a convertible note, principal amount of $53,740, bearing interest at 12% per annum which matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $57,031.

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $122,610.

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

On October 25, 2017, the Company received a notice that the note had been assigned to Vladimir Skigin and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

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

On October 25, 2017, the Company received a notice that the note had been assigned to Beverly Pacific Holdings and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

On October 25, 2017, the Company received a notice that the note had been assigned to Victoria Akhmetova and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

On October 25, 2017, the Company received a notice that the note had been assigned to BOBA Management and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

On October 25, 2017, the Company received a notice that the note had been assigned to Beverly Pacific Holdings and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

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

On October 25, 2017, the Company received a notice that the note had been assigned to Victoria Akhmetova and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

On October 25, 2017, the Company received a notice that the note had been assigned to Victoria Akhmetova and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

On October 25, 2017, the Company received a notice that the note had been assigned to Vladimir Skigin and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 3, 2017, Strategic IR entered into an agreement whereby a convertible note was acquired from Crossover Capital for the principal balance of $100,000 and accrued interest thereon of $4,000. An additional payment of $48,880 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

On October 25, 2017, the Company received a notice that the note had been assigned to Vladimir Skigin and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

On October 25, 2017, the Company received a notice that the note had been assigned to BOBA Management and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

On October 23, 2017, Anna Mosk, the Principal of Strategic IR, entered into an agreement whereby a convertible note was acquired from Power Up Lending Group for the principal balance of $33,000 and accrued interest thereon of $1,309. An additional payment of $14,298 was made by Strategic IR on behalf of the Company as compensation for the early settlement penalty and legal fees incurred on assigning the note to Strategic IR.

On October 25, 2017, the Company received a notice that the note had been assigned to Vladimir Skigin and simultaneously therewith, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

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

The balance of the note plus accrued interest at December 31, 2017 was $2,709, net of unamortized discount of $11,595.

In connection with the convertible notes with a 15% coupon, above, the Company issued warrants to purchase 997,195 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Viktoria Akhmetova

On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $21,548.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Viktoria Akhmetova (continued)

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

The balance of the note plus accrued interest at December 31, 2017 was $10,893, net of unamortized discount of $39,918.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on August 24, 2017 with the Company to Viktoria Akhmetova. The note had an aggregate principal amount of $113,845 and accrued interest thereon of $1,547. The note has a maturity date of August 24, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $41,782, net of unamortized discount of $73,610.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 18, 2017 with the Company to Viktoria Akhmetova. The note had an aggregate principal amount of $69,047 and accrued interest thereon of $560. The note has a maturity date of September 18, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $20,234, net of unamortized discount of $49,373.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 26, 2017 with the Company to Viktoria Akhmetova. The note had an aggregate principal amount of $20,000 and accrued interest thereon of $127. The note has a maturity date of September 26, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $5,387, net of unamortized discount of $14,740.

Joseph W and Patricia G Abrams

Effective June 13, 2017, the Company exchanged a note issued to Joseph W and Patricia G Abrams (“Abrams”) with a principal amount of $25,000, together with accrued interest thereon of $1,247, totaling $26,247, for a convertible note, principal amount of $26,247, bearing interest at 12% per annum and matured on December 10, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 10, 2018 and the interest rate was increased to 15% per annum.

The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $28,027.

On July 31, 2017, the Company issued a Convertible Promissory Note to Abrams in the aggregate principal amount of $3,753. The note has a maturity date of January 27, 2018 and a coupon of 12% per annum. In terms of an agreement entered into with the note holder, the maturity date was extended to January 27, 2019 and the interest rate was increased to 15% per annum.

The Company has the right to prepay the note without penalty. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share.

The balance of the note plus accrued interest at December 31, 2017 was $3,379, net of unamortized discount of $563.

In connection with the Convertible note above, the Company issued a warrant to purchase 146,247 shares of common stock of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Roman Shefer

On June 27, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $10,000. The note bore interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 24, 2018 and the interest rate was increased to 15% per annum.

The note is convertible into common shares at a conversion price of $.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $10,621.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The balance of the note plus accrued interest at December 31, 2017 was $30,846, net of unamortized discount of $46,439.

BOBA Management

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on August 31, 2017 with the Company to BOBA Management. The note had an aggregate principal amount of $88,847 and accrued interest thereon of $1,071. The note has a maturity date of August 31, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $30,768, net of unamortized discount of $59,150.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on October 3, 2017 with the Company to BOBA Management. The note had an aggregate principal amount of $48,880 and accrued interest thereon of $236. The note has a maturity date of October 3, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $12,155, net of unamortized discount of $36,961.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a previously unclassified amount due to Strategic, subsequently classified as a Convertible Promissory Note on June 27, 2017 with an aggregate principal amount of $100,000 and accrued interest thereon of $2,630, to BOBA Management. The note has a maturity date of December 24, 2017 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $102,630.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above and note 16 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2017 and 2016, and $330,134 and $36,074 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2017	Year ended December 31, 2016
Conversion price	$0.08 to 0.40	$0.22 to 0.23
Risk free interest rate	1.05 to 1.98%	0.85%
Expected life of derivative liability	9 to 36 months	9 months
expected volatility of underlying stock	134.1 to 202.3%	133.0%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	December 31, 2017	December 31, 2016

Opening balance	$113,074	$—
Derivative financial liability arising from convertible note	2,834,413	77,000
Fair value adjustment to derivative liability	330,134	36,074
	$3,277,621	$113,074

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

After giving effect to the reverse merger consummated on May 12, 2016 and the issuances set forth below, the Company has authorized 100,000,000 common shares with a par value of $0.0001 each. The Company has authorized, issued and outstanding 56,207,424 shares of common stock as of December 31, 2017 and 55,454,000 as of December 31, 2016.

On March 5, 2018, in terms of an amendment to the Company’s Articles of Association, the authorized share capital was increased to 500,000,000 common shares with a par value of $0.001 each.

The following common shares were issued by the Company during the years ended December 31, 2016 and 2017:

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

On November 27, 2017 and December 13, 2017, a note holder converted $20,820 and $20,890 of convertible debt, including accrued interest thereon into 203,516 and 168,466 shares of common stock at conversion prices of $0.1023 and $0.1240, resulting in a loss on conversion of $40,235 and $27,965 respectively.

The Company has recorded an expense of $0 and $144,000 for the nine months ended December 31, 2017 and 2016, respectively, relating to restricted stock awards, which were fully vested in April 2016.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of December 31, 2017 and 2016.

(c)	Warrants

During the period June 8, 2017 to July 31, 2017, the Company issued warrants to the 15% (previously 12% coupon note holders before amendment) convertible note holders, disclosed in note 9 above, to acquire an aggregate of 2,308,513 shares of common stock at a variable exercise price of; i) $0.20 per share if the convertible notes underlying the warrant issue are converted to common stock prior to maturity date; or ii) $0.30 per share if the convertible notes underlying the warrants are not converted to common stock prior to the maturity date. These warrants were issued to investors who had invested a cumulative minimum of $30,000 in convertible notes prior to August 31, 2017.

The Warrants were valued using a Black-Scholes valuation model and the proceeds received from the convertible notes were allocated based on the percentage of the value of the warrants to the total value of the debt securities in this offering, resulting in a total debt discount of $267,910.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

(c)	Warrants (continued)

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2017

Calculated stock price	$0.32 to 0.40
Risk-free interest rate	1.50 to 1.53%
Expected life of warrants (in years)	5
Expected volatility of the underlying stock	159.7 to 168.7%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2017, the Company does not anticipate any of the warrants will be forfeited in performing the valuation of the warrants.

A summary of warrant activity during the period January 1, 2016 to December 31, 2017 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2016	—	$—	$—
Granted	6,219,200	0.625	0.625
Forfeited/Cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2016	6,219,200	$0.625	$0.625
Granted	2,308,513	0.20	0.20
Forfeited/Cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2017	8,527,713	$0.20 to 0.625	$0.51

The warrants outstanding and exercisable at December 31, 2017 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.625	6,219,200	3.00		6,219,200
$0.20	2,308,513	2.75		2,308,513

	8,527,713	2.94	$0.51	8,527,713	$0.51	2.94

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2017 and 2016, respectively.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	NET REVENUE

Revenue is derived from the following sources:

	Year ended December 31, 2017	Year ended December 31, 2016

Sales of services	$3,744,051	$2,610,820
Payment processing fees	29,712	34,916
Kiosk sales	131,621	44,606
Other	35,889	1,554
	$3,941,273	$2,691,896

13	INCOME TAXES

The Company’s primary operations are based in Mexico and currently enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2017 and 2016, there have been no interest or penalties incurred on income taxes.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications. Noting, The Company determined that it had no liability as of December 31, 2018 for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries imposed by the Act.

The provision for income taxes consists of the following:

	Year ended December 31, 2017	Year ended December 31, 2016

Current
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—

Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016

Tax expense at the federal statutory rate	$(1,611,075)	$(1,656,872)
State tax expense, net of federal tax effect		—
Effect of foreign operations	20,860	65,642
Effect of income tax rate change	547,371
Permanent timing differences	98,885	72,738
Deferred income tax asset valuation allowance	943,959	1,518,492
	$—	$—

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2017	December 31, 2016
Depreciation and amortization	$(46,332)	$(74,655)
Other	53,105	88,935
Net operating losses	172,940	1,504,212
Valuation allowance	(179,713)	(1,518,492)
Net deferred income tax assets	$—	$—

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	INCOME TAXES (continued)

The valuation allowance for deferred income tax assets as of December 31, 2017 and December 31, 2016 was $179,713 and $1,518,492, respectively. The net change in the deferred income tax assets valuation allowance was a decrease of $1,338,779 for 2017, after taking into account the income tax rate change from 35% to 21%, effective January 1, 2018, and a true up from the prior year net operating loss carry forward, and an increase of 589,277 for 2016, respectively.

As of December 31, 2017, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

The Company’s net operating loss carry-forwards of its foreign subsidiaries of $7,773,375 begin to expire in 2023 through 2027. Net operating loss carry-forwards of the US companies of $346,106 begin to expire in 2033 through 2037. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur. Management has not determined if an ownership change has occurred under Section 382, but is evaluating, if such change has occurred.

14	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2017	Year ended December 31, 2016

Stock based compensation	—	144,000
Stock issued for services rendered	—	2,032,275
	$—	$2,176,275

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the year ended December 31, 2017 and 2016, all unvested restricted stock awards and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2017 (Shares)	Year ended December 31, 2016 (Shares)

Convertible debt	18,884,635	—
Warrants to purchase shares of common stock	8,527,713	6,219,200
	27,412,348	6,219,200

 QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE

Description	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016

Gibbs International Holdings – Equipment funding	N/A	November 1, 2017	$294,620	—
Vladimir Skigin – Equipment funding	N/A	November 1, 2017	55,295	—

Notes payable – Related parties			$349,915	$—

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings. Mr Gibbs is considered to be a related party due to his shareholding and the shareholding under his control in the company exceeds 5%.

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

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has personally advanced the Company inventory funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

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

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS

NOTES PAYABLE

Description	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016

Gibbs International Holdings	15%	June 13, 2017	—	50,986
Cobbolo Limited	10%	May 30, 2017	—	101,466
Delinvest Commercial LTD	15%	June 29, 2017	—	50,836

Notes payable – Related parties			$—	$203,288

Interest expense totaled $0 and $3,288 for the year ended December 31, 2017 and 2016, respectively.

Jimmy Gibbs

●	Gibbs International Holdings

Effective October 20, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on February 19, 2017. On February 19, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 19, 2017 and increasing the interest rate to 15% per annum.

Effective June 19, 2017, the note, principal amount of $50,000 and accrued interest thereon of $2,494 was exchanged for a convertible note, refer Convertible Notes Payable below.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has personally advanced the Company inventory funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

●	Cobbolo Limited

Between October 21, 2016 and November 25, 2016, the Company executed unsecured promissory notes totaling $100,000 with an investor, bearing interest at 10% per annum maturing between February 17, 2017 and March 25, 2017. The maturity date of these notes has been extended to May 30, 2017 and further extended to June 29, 2017.

On June 29, 2017, the notes; i) principal amount of $50,000 and accrued interest thereon of $3,438; and ii) principal amount of $50,000 and accrued interest thereon of $2,959, were exchanged for two convertible notes, refer to Convertible Notes Payable below.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

NOTES PAYABLE (continued)

Alex Motorin

Alex Motorin is the principal of Delinvest Commercial LTD. Mr. Motorin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

●	Delinvest Commercial, LTD

Effective October 31, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on March 1, 2017. On March 1, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 29, 2017 and increasing the interest rate to 15% per annum.

On June 29, 2017, the note, principal amount of $50,000 and accrued interest thereon of $4,123 was exchanged for a convertible note, refer to Convertible Notes Payable below.

CONVERTIBLE NOTES PAYABLE

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	December 31, 2017 Balance, net	December 31, 2016 Balance, net

Delinvest Commercial, LTD	15%	December 16, 2018	20,000	1,307	—	21,307	—
	15%	December 26, 2018	54,123	3,314	—	57,437	—

Gibbs International Holdings	15%	December 16, 2018	52,494	3,430	—	55,924	—

Cobbolo Limited	15%	December 26, 2018	53,438	3,272	—	56,710	—
	15%	December 26, 2018	52,959	3,243	—	56,202	—

Vladimir Skigin	8%	January 22, 2018	117,000	2,334	(14,300)	105,034	—
	8%	October 10, 2018	150,000	2,696	(116,301)	36,395
	8%	September 28, 2018	246,000	1,456	(182,647)	64,809	—
	8%	January 6, 2018	100,000	4,427	(2,182)	102,245	—
	8%	February 10, 2018	33,000	1,324	(4,649)	29,675	—

Beverly Pacific Holdings	8%	March 9, 2018	100,000	5,041	(18,630)	86,411	—
	8%	November 6, 2017	176,000	11,041	—	187,041	—

Total convertible notes payable			$1,155,014	$42,885	$(338,709)	$859,190	$—

Interest expense amounted to $42,885 and $0 for the years ended December 31, 2017 and 2016, respectively. The amortization of debt discount amounted to $747,749 and $0 for the years ended December 31, 2017 and 2016, respectively.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

The 15% convertible notes, above have a fixed conversion price of $0.20 per common share and certain investors who met a minimum investment requirement of $30,000 were issued three-year warrants convertible into common shares at a conversion price of; i) $0.20 per share if the convertible notes are converted prior to maturity date; and ii) $0.30 per share if the convertible notes are not converted prior to maturity date. These convertible notes have a beneficial conversion feature and were valued using a Black-Scholes valuation model, the value of the beneficial conversion feature of the notes were determined based on fair market price of the common stock at the date of the issuance of the note, the difference between the fair market value of the common stock and the conversion price was recorded as a debt discount with a corresponding credit to derivative financial liability.

The remaining convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the common stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

The total value of the beneficial conversion feature recorded as a debt discount during the year ended December 31, 2017 and 2016 was $1,245,469 and $0, respectively.

Alex Motorin

Alex Motorin is the principal of Delinvest Commercial LTD.

●	Delinvest Commercial, LTD.

On June 19, 2017, the Company issued Delinvest Commercial LTD. (“Delinvest”) a convertible promissory note in the aggregate principal amount of $20,000. The note bore interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $21,307.

On June 29, 2017, the Company exchanged a Delinvest note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $57,437.

In connection with the convertible notes above, the Company issued warrants to purchase 370,616 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings.

●	Gibbs International Holdings

Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $55,924.

In connection with the Convertible note above, the Company issued a warrant to purchase 262,468 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has also personally advanced the Company funds.

●	Cobbolo Limited

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $56,710.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at December 31, 2017 was $56,202.

In connection with the Convertible notes above, the Company issued a warrant to purchase 531,987 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

●	Vladimir Skigin

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on July 26, 2017 with the Company to Vladimir Skigin. The Note had an aggregate principal amount of $117,000 and accrued interest thereon of $2,334. The note has a maturity date of January 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $105,034, net of unamortized debt discount of $14,300.

On October 11, October 12 and October 26, 2017, the Company received three instalments of $50,000 each from Vladimir Skigin totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to him. The note has a maturity date of October 10, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at December 31, 2017 was $36,395, net of unamortized discount of $116,301.

On October 25, 2017 in terms of an agreement entered into, Strategic IR assigned a note entered into on September 28, 2017 with the Company to Vladimir Skigin. The note had an aggregate principal amount of $246,000 and accrued interest thereon of $1,456. The note has a maturity date of September 28, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $64,809, net of unamortized discount of $182,647.

On October 25, 2017 in terms of an agreement entered into, Strategic IR assigned a note entered into on October 3, 2017, with the Company to Vladimir Skigin. The note had an aggregate principal balance of $100,000 and accrued interest thereon of $4,427. The note has a maturity date of January 6, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $102,245, net of unamortized discount of $2,182.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

●	Vladimir Skigin (continued)

On October 25, 2017, in terms of an agreement entered into, Anna Mosk, the principal of Strategic IR, assigned a note entered into on October 23, 2017 to Vladimir Skigin. The note had an aggregate principal balance of $33,000 and accrued interest thereon of $1,324. The note has a maturity date of January 6, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $29,675, net of unamortized discount of $4,649.

Beverly Pacific Holdings

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 18, 2017 with the Company to Beverly Pacific Holdings. The note has an aggregate principal balance of $100,000 and accrued interest thereon of $5,041. The note has a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note through the maturity date. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 150 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the last two lowest trading bid prices during the fifteen trading days prior to conversion.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $86,411, net of unamortized discount of $18,630.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on August 31, 2017 with JSJ Investments, Inc. The note had an aggregate principal outstanding of $176,000 together with interest thereon of $11,041. The note had a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note within 180 days of its issue date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

The balance of the note plus accrued interest at December 31, 2017 was $187,041.

17	COMMITMENTS AND CONTINGENCIES

The Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 16, 2019. The lease calls for rental payment, including maintenance, of $3,377 per month, as adjusted for exchange rate changes. The Company also leases space on a month-to-month basis for its data servers at a monthly rate of $1,766. In addition, Qpagos leases warehouse space on a month-to-month basis for $1,136 per month.

The future minimum lease installments under the office facility lease agreement as of December 31, 2017 are $35,891 for each year 2018 and 2019, subject to exchange rate changes.

QPAGOS

(FORMERLY KNOWN AS ASIYA PEARLS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	SUBSEQUENT EVENTS

Subsequent to year end, between January 16, 2018 and March 28, 2018, the Company raised an additional $327,500 in short term convertible securities with maturities of one year or less. The securities bear a coupon of 8% and are convertible into common stock of the Company at a discount to market price of between 60% and 62%. These funds were used for working capital purposes. In terms of the convertible notes, the Company issued an additional 440,000 returnable shares to an investor.

On February 14, 2018, an investor, Strategic IR purchased a portion of a convertible note from the original note holder with a principal amount of $17,000 plus accrued interest thereon of $984. In addition, the Company issued an additional convertible note of $7,610 to Strategic IR for the payment of an early settlement premium and certain legal expenses. The Company issued two promissory notes of $17,984 and $7,610 respectively to Strategic IR, respectively, the notes bears interest at 8% per annum and maturing on February 15, 2019. The note is convertible into common stock at a conversion price of 60% of the lowest of three bid prices in the ten trading days prior to conversion.

On February 15, 2018, an investor, Strategic IR purchased a portion of a convertible note from the original note holder with a principal amount of $50,000 plus accrued interest thereon of $1,984 and an early settlement premium of $17,500, including certain fees and expenses amounting to $3,486, totaling $72,969. The Company issued Strategic IR with a convertible promissory note with an aggregate principal amount of $72,969, bearing interest at 8% per annum and maturing on February 15, 2019. The note is convertible into common stock at a conversion price of 60% of the lowest of three bid prices in the ten trading days prior to conversion.

During the period January 17, 2018 to April 5, 2018, convertible note holders converted an aggregate of $97,444 of principal and interest into 1,325,926 shares of common stock.

On March 5, 2018, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada to effectuate an increase in the authorized common stock from 100,000,000 to 500,000,000 shares. The authorized preferred stock remained at 25,000,000 shares.

During March 2018, the Company converted $1,258,717 of an aggregate principal and interest amount of convertible notes into 17,092,189 shares of common stock in terms of conversion notices received in October 2017. In addition, on January 22, 2018, the Company received a further two conversion notices converting an aggregate principal and interest amount of $204,034 into 2,758,427 shares of common stock. The Company had insufficient shares of common stock available and increased its authorized share capital on March 5, 2018, prior to affecting these conversions.

On March 26, 2018, an Investor, Boba Management purchased a convertible note from the original note holder with a principal amount of $65,000 plus accrued interest thereon of $513 from the original note holder. In terms of the agreement entered into Boba Management paid certain early settlement fees and expenses amounting to $31,618, for which the Company issued a convertible note to Boba Management with a maturity date of March 26, 2019, bearing interest at 8% per annum and convertible into common stock at a conversion price of 60% of the lowest of three bid prices in the ten trading days prior to conversion.

In addition, to this the Company borrowed $155,500 from an investor in undesignated funds. These funds were utilized for working capital purposes.

Other than disclosed above, The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including its Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

On April 13, 2018, Mark Korb provided notice of his resignation as Chief Financial Officer effective as of April 18, 2018. Mr. Korb’s resignation was not due to any disagreement regarding our operations, policies or practices.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Gaston Pereira	71	Chief Executive Officer and Chairman of the Board
Andrey Novikov	46	Chief Operating Officer, Secretary and Director
Mark Korb	50	Chief Financial Officer
James Fuller	78	Director
Sarmad Harake	50	Former Director

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

Andrey Novikov, Chief Operating Officer and Director

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

James Fuller, Director

Mr. James W. Fuller, MBA, was appointed to our Board of Directors in June, 2016. He has been the Chief Executive Officer, President, Chief Financial Officer and Secretary of Beauty Brands Group Inc. since February 5, 2013 and serves as its Chairman and Principal Accounting Officer. Since March 2008, Mr. Fuller has been a Partner in the Private equity firm, Baytree Capital Associates, LLC, where he oversees the West Coast operations and their interests in the Far East including China. In 2007 and 2008, he was the Owner of Northcoast Financial brokerage. He served as Senior Vice President of Marketing for Charles Schwab and Company from 1981 to 1985. Subsequently, he served key roles as the President of Bull & Bear Group, a mutual fund/discount brokerage company in New York. He served as the Senior Vice President of the New York Stock Exchange (NYSE) from 1976 to 1981, where he was responsible for corporate development, marketing, corporate listing and regulation oversight, research and public affairs. He served as Senior Vice president of Bridge Information Systems. He was the Founder and Head of Morgan Fuller Capital Group. He has over 30 years’ experience in the brokerage and related financial services industries. His financial career started in 1968 with J. Barth & Company in San Francisco. He served as West Coast Managing Director for New York based investment banking and trading firm from 1972 to 1974. He managed the consulting practice for the Investment Industries Division of SRI International, where he directed a study on the future of the Securities Industry from 1974 to 1976. His other projects included the development and implementation of the Cash Management Account for Merrill Lynch, which is a standard throughout the brokerage industry. He served as the Chairman of Pacific Research Institute. He has been a Director at Beauty Brands Group Inc. since February 5, 2013, Kogeto, Inc. since April 10, 2015 and Oklahoma Energy Corp. since 1998. He has been an Independent Director of Cavitation Technologies, Inc., since February 15, 2010 and serves as its Member of Advisory Board. He served as a Director of Bridge Information Systems. He served as an Independent Director of Propell Technologies Group, Inc. from October 14, 2011 to February 17, 2015. He served as a Director of TapImmune, Inc. from May 18, 2012 to February 6, 2013. He served on the Board of Trustees of the University of California, Santa Cruz for 12 years. He served on the Board of Directors of the Securities Investor Protection Corporation (SIPC) until 1987. He is a Member of the Board of the International Institute of Education. He is an Elected Member and Vice Chairman for Finance of the San Francisco Republican Central Committee and is a Member of the Pacific Council for International Policy, Commonwealth Club. He was a Member of the Committee of Foreign Relations. Mr. Fuller received his MBA in Finance from California State University and Bachelor of Science in Marketing and Political Science from San Jose State University.

We chose Mr. Fuller to serve as a member of our Board of Directors due to his extensive business experience, which makes him a valuable member of our Board of Directors.

Corporate Governance

Code of Conduct and Ethics

Effective as of May 12, 2016, we adopted a Code of Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to regulatory agencies, including the SEC;

●	the prompt internal reporting of violations of the Code of Conduct and Ethics to an appropriate person or persons identified in the Code of Conduct and Ethics; and

●	accountability for adherence to the Code of Conduct and Ethics.

Our Code of Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Conduct and Ethics. Further, all of our personnel are to be afforded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Conduct and Ethics by another. Our Code of Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at QPAGOS, 1900 Glades Road, Suite 265, Boca Raton, Florida 33431.  A copy of our Code of Conduct and Ethics can be found at http://ir.qpagos.com/code-of-conduct-and-ethics.

Composition of the Board

In accordance with our Articles of Incorporation, our Board is elected annually as a single class.

Board Committees

We currently do not have a separate Audit Committee, Nominating, Governance Committee or Compensation Committee, however, we intend to create such committees. Our full board currently serves as our Audit Committee. None of our directors, other than James Fuller, is considered an “Audit Committee” financial expert. The Audit Committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance Committee will assist our Board of Directors in fulfilling its oversight responsibilities and identify, select and evaluate our Board of Directors and committees. No final determination has yet been made as to the memberships of the other committees.

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

Risk Management

The Board of Directors discharges its responsibilities, and assesses the information provided by our management and the independent auditor, in accordance with its business judgment.  Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, and management is responsible for conducting business in an ethical and risk mitigating manner where decisions are undertaken with a culture of ownership.  Our Board of Directors oversees management in their duty to manage the risk of our company and each of our subsidiaries. Our Board of Directors regularly reviews information provided by management as management works to manage risks in the business. Our Board of Directors intends to establish Board Committees to assist the full Board of Directors’ oversight by focusing on risks related to the particular area of concentration of the relevant committee.

Director Independence

Although our Common Stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market. The Board has determined that James Fuller is “independent” in accordance with such definition and that neither Mr. Pereira nor Mr. Novikov are independent.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2017.

Item 11. Executive Compensation

Executive Compensation

Qpagos Corporation became our wholly owned subsidiary as a result of the consummation of the Merger on May 12, 2016. The following table summarizes all compensation earned in each of QPAGOS, Qpagos Corporation and its subsidiaries during its last two fiscal years ended December 31, 2017 and 2016 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of QPAGOS as of the end of the last completed fiscal year. The tables below reflect the compensation for the QPAGOS Corporation executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	All other comp.	Total

Gaston Pereira/	2017	$240,000	—		$—	—	$3,796(a)	$243,796
Chief Executive Officer (1)	2016	$240,000	—		$—	—	$23,168(b)	$263,168

Andrey Novikov/	2017	$180,000	—		$—	—	$$6,582(c)	$186,582
Chief Operating Officer (2)	2016	$180,000	—	$		—	$31,700(d)	$211,700

Mark Korb/Chief Financial Officer (3)	2017	$90,000	—		—	—	—	$90,000
	2016	$90,000	—		—	—	—	90,000

(a)	Consists of home leave expenses of $3,796.
(b)	Consists of an annual housing allowance of $20,908 and home leave expenses of $2,260.
(c)	Consists of home leave expenses of $6,582.
(d)	Consists of a housing allowance of $26,700 and home leave expenses of $5,000.

(1)	Mr. Pereira has served as the President, Chief Executive Officer and Treasurer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in November 2013.
(2)	Mr. Novikov has served as our Chief Operating Officer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in April 2014.
(3)	Mr. Korb has served as Chief Financial Officer of Qpagos Corporation since June 2015. Qpagos Corporation pays Mr. Korb’s employer, First South Africa Management a fee of $7,500 per month.

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

For purposes of the Employment Agreements, “Cause” is defined as (i) Executive’s conviction (which, through lapse of time or otherwise, is not subject to appeal) of any crime or offense involving money or other property of our company or its subsidiaries or which constitutes a felony in the jurisdiction involved; (ii) Executive’s performance of any act or his failure to act, for which if he were prosecuted and convicted, a crime or offense involving money or property of our company or its subsidiaries, or which would constitute a felony in the jurisdiction involved would have occurred; (iii) Executive’s breach of any of the representations, warranties or covenants set forth in the Employment Agreement; or (iv) Executive’s continuing, repeated, willful failure or refusal to perform his duties required by the Employment Agreement, provided that Executive shall have first received written notice from us stating with specificity the nature of such failure and refusal and affording Executive an opportunity, as soon as practicable, to correct the acts or omissions complained of.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by QPAGOS named executive officers at December 31, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS (1)					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercisable Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested

Gaston Pereira	—	—	—	—	—	—	$—	—	—

Andrey Novikov	—	—	—	—	—	—	$—	—	—

Mark Korb	—	—	—	—	—	—	—	—	—

Director Compensation

Neither QPAGOS nor Qpagos Corporation paid any fees to any of our directors for their service as directors; however, each of Messrs. Pereira and Novikov received compensation for service as officers of QPAGOS and Qpagos Corporation and QPAGOS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 13, 2018, or as otherwise set forth below, with respect to the beneficial ownership of our common stock and: (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock and; (ii) each of our directors and our executive officers; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is Paseo del la Reforma 404 Piso 15 PH, Juarez, Del. Cuauhtémoc, Mexico, D.F. C.P. 06600.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 13, 2018 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 77,383,966 shares of our common stock. We have deemed shares of our common stock subject to warrants that are currently exercisable within 60 days of April 13, 2018 to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. We have deemed shares of our common stock subject to redemption of convertible notes, where the conversion price is fixed, and any accrued interest thereon as of April 13, 2018 to be outstanding and beneficially owned by the person holding the convertible note for the purpose of computing the percentage ownership of only that person and not for any other person.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned

Gaston Pereira (Chief Executive Officer)	2,880,000	(1)	3.7%

Andrey Novikov (Chief Operating Officer)	1,440,000	(2)	1.9%

James Fuller (Director)	30,000	(3)	**

Mark Korb (Chief Financial Officer)	25,000	(4)	**

Vladimir Skigin	11,780,094	(5)	15.1%

Gibbs International, Inc. and Jimmy Gibbs	4,816,794	(6)	6.1%

Delinvest Commercial Ltd.	4,667,493	(7)	6.0%

Beverly Pacific Holdings	4,120,929	(8)	5.3%

Olga Akhmetova	3,889,448	(9)	5.0%

All officers and directors as a group (4 persons)	4,345,000		5.6%

*  Excludes any shares deemed to be outstanding on variable priced convertible securities.

**Less than 1%

(1)	Consists of 2,880,000 shares of common stock.
(2)	Consists of 1,440,000 shares of common stock.
(3)	Consists of 30,000 shares of common stock
(4)	Consists of 25,000 shares of common stock.

(5)

Consists of 7,463,869 shares of common stock, a further, 3,209,000 shares of common stock registered to Mr. Skigin, and 584,238 shares of common stock related to convertibles notes with a fixed conversion price and accrued interest thereon, held by Cobbolo Limited. Mr Skigin is the principal of Cobbolo Limited and the address is P.O. Box 146, Road Town, Tortola, British Virgin Islands, also consists of warrants exercisable over 531,981 shares of common stock registered to Cobbolo Limited, Mt

(6)

Consists of 2,320,000 shares of common stock, 960,000 shares of common stock issuable upon exercise of warrants owed by Gibbs International, Inc and a further 289,326 shares of common stock related to convertibles notes with a fixed conversion price and accrued interest thereon, held by Gibbs International limited. Jimmy Gibbs is the principal of Gibbs International, Inc. Also includes 1,065,000 shares of common stock owned by Gibbs Investment Holdings, LLC of which Jimmy Gibbs is an equity holder and as such shares the power to vote and dispose of the shares of common stock owned by Gibbs Investment Holdings, LLC. The address of Gibbs International, Inc. and Gibbs Investment Holdings, LLC is 9855 Warren H. Abernathy Highway, Spartanburg, South Carolina 29301. Certain of the information was obtained from a Schedule 13G/A filed on July 22, 2016 with the SEC on behalf of Gibbs International, Inc. and Jimmy Gibbs.

(7)

Consists of 3,889,448 shares of common stock, warrants exercisable over 370,616 shares of common stock and 407,429 shares of common stock related to convertibles notes with a fixed conversion price and accrued interest thereon, held by Delinvest Limited. The principal of Delinvest Commercial Ltd. is Alex Motorin and the address is Drake Chambers, P.O. Box 3321 Road Town, Tortola, British Virgin Islands.

(8)	Consists of 4,120,929 shares of common stock. The principal of Beverly Pacific Holdings is Aleksandr Blyumkin and ids address is 4370 Tujunga Avenue, Suite 320, Studio City, CA 91604
(9)	Consists of 3,889,448 shares of common stock. The address for Olga Akhmetova is 9 Gzhatskaya Street, Apt. 100, Saint Petersburg, Russia 195220.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2016 for Qpagos Corporation and its subsidiaries or any proposed transaction, in which we or Qpagos Corporation and its subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

In February 2016, the Company issued 1,920,000 shares to Eurosa Inc., in terms of a consulting agreement. Eurosa is controlled by Sarmad Harake, who is a former director of the Company.

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

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings. Mr Gibbs is considered to be a related party due to his shareholding and the shareholding under his control in the company exceeds 5%.

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

Effective June 19, 2017, the note, principal amount of $50,000 and accrued interest thereon of $2,494 was exchanged for a convertible note, refer Convertible Notes Payable below.

Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

In connection with the Convertible note above, the Company issued a warrant to purchase 262,468 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has personally advanced the Company inventory funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

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

On June 29, 2017, the notes; i) principal amount of $50,000 and accrued interest thereon of $3,438; and ii) principal amount of $50,000 and accrued interest thereon of $2,959, were exchanged for two convertible notes.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

In connection with the Convertible notes above, the Company issued a warrant to purchase 531,987 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a previously unclassified amount due to Strategic, subsequently classified as a Convertible Promissory Note on June 27, 2017 with an aggregate principal amount of $100,000 and accrued interest thereon of $2,630, to Vladimir Skigin. The note has a maturity date of December 24, 2017 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on July 26, 2017 with the Company to Vladimir Skigin. , The Note had an aggregate principal amount of $117,000 and accrued interest thereon of $2,334. The note has a maturity date of January 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 11, October 12 and October 26, 2017, the Company received three instalments of $50,000 each from Vladimir Skigin totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to him. The note has a maturity date of October 10, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 201, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 28, 2017 with the Company to Vladimir Skigin. The note had an aggregate principal amount of $246,000 and accrued interest thereon of $1,456. The note has a maturity date of September 28, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 25, 2017m in terms of an agreement entered into, Strategic IR assigned a note entered into on October 3, 2017, with the Company to Vladimir Skigin. The note had an aggregate principal balance of $100,000 and accrued interest thereon of $4,427. The note has a maturity date of January 6, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 25, 2017, in terms of an agreement entered into, Anna Mosk, the principal of Strategic IR, assigned a note entered into on October 23, 2017 to Vladimir Skigin. The note had an aggregate principal balance of $33,000 and accrued interest thereon of $1,324. The note has a maturity date of January 6, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

Alex Motorin

Alex Motorin is the principal of Delinvest Commercial LTD. Mr. Motorin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

Effective October 31, 2016, the Company executed an unsecured promissory note for $50,000 with an investor, bearing interest at 10% per annum payable on March 1, 2017. On March 1, 2017, the Company executed an amended and restated promissory note extending the maturity date to June 29, 2017 and increasing the interest rate to 15% per annum.

On June 29, 2017, the note, principal amount of $50,000 and accrued interest thereon of $4,123 was exchanged for a convertible note, refer to Convertible Notes Payable below.

On June 19, 2017, the Company issued Delinvest Commercial LTD. (“Delinvest”) a convertible promissory note in the aggregate principal amount of $20,000. The note bore interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On June 29, 2017, the Company exchanged a Delinvest note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

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

Beverly Pacific Holdings

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 18, 2017 with the Company to Beverly Pacific Holdings. The note has an aggregate principal balance of $100,000 and accrued interest thereon of $5,041. The note has a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company has the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note through the maturity date. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 150 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the last two lowest trading bid prices during the fifteen trading days prior to conversion.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on August 31, 2017 with JSJ Investments, Inc. The note had an aggregate principal outstanding of $176,000 together with interest thereon of $11,041. The note had a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company has the right to prepay the note within 180 days of its issue date. After the 180 days, the Company has no right to prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that James Fuller, is our only director that qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Mr. Pereira and Mr. Novikov currently employed as our and Qpagos Corporation’s Chief Executive Officer and Chief Operating Officer, respectively, and therefore would not be considered independent directors.

Potential Conflicts of Interest

Since we did not have an Audit Committee or Compensation Committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2017 and 2016 by our auditors:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Audit fees and expenses	$95,867	$121,000
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$95,867	$121,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2017, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2017 and 2016

3.	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

4.	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2017 and 2016

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 6, 2018)
4.1	Form of Warrants issued to Investors (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.2	Form of Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.3	Form of Amendment to Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
4.4	Note in the principal amount of $77,000 issued December 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
4.5	Note in the principal amount of $105,000 issued January 27, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
4.6	Note in the principal amount of $200,000 issued February 6, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 13, 2017)
4.7	Note in the principal amount of $53,000 issued February 21, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
4.8	Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 15, 2017)
4.9	Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 1, 2017)
4.10	Note in the principal amount of $50,000 issued October 20, 2016**
4.11	Note in the principal amount of $50,000 issued October 21, 2016**
4.12	Note in the principal amount of $50,000 issued October 31, 2016**
4.13	Note in the principal amount of $50,000 issued February 19, 2017**
4.14	Note in the principal amount of $50,000 issued March 1, 2017**
4.15	Extension Agreement dated May 19, 2017**
4.16	Extension Agreement dated May 30, 2017**
4.17	Note in the principal amount of $20,000 issued June 19, 2017**
4.18	Note in the principal amount of $52,493.59 issued June 19, 2017**
4.19	Warrant issued to Gibbs International, Inc. issued June 19, 2017**
4.20	Note in the principal amount of $53,438.36 issued June 29, 2017**
4.21	Warrant issued to Cobbolo Limited dated June 29, 2017**
4.22	Note in the principal amount of $54,123.29 issued June 29, 2017**
4.23	Warrant issued to Delinvest Commercial Ltd issued June 29, 2017**
10.1	Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.2	Additional Agreement No. 1 to Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated November 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.3†	Employment Agreement Gaston Pereira (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.4†	Employment Agreement Andrey Novikov (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)

10.5	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.6	Placement Agent Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.8	Consulting Agreement between Qpagos Corporation and Yogipay Corporation dated February 11, 2016 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.9	Consulting Agreement between Qpagos Corporation and Eurosa Inc. dated February 11, 2016 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.10	Form of Exchange Agreement (Incorporated by reference to Exhibit 10 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.11	Share Purchase Agreement between Panatrade Business Limited (QPAGOS S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.12	Share Purchase Agreement between Panatrade Business Limited (Redpag Electronicos S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 12 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.13	Consulting Agreement between Panatrade Business Limited and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 13 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.14	Consulting Agreement between Delinvest Commercial Ltd. and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.15	Consulting Agreement between Sergey Rumyantsev and QPAGOS Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 15 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.16	Securities Purchase Agreement dated December 28, 2016 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
10.17	Securities Purchase Agreement dated January 27, 2017 between the Registrant and Labrys Fund, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
10.18	Securities Purchase Agreement dated February 21, 2017 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
10.19	Securities Purchase Agreement dated August 25, 2017 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 1, 2017)
10.20	Securities Purchase Agreement dated June 19, 2017 between Registrant and Gibbs International Inc**
10.21	Securities Purchase Agreement dated June 29, 2017 between Registrant and Delinvest Commercial Ltd**
10.22	Securities Purchase Agreement dated July 29, 2017 between Registrant and Cobbolo Limited**
10.23	Securities Purchase Agreement dated July 29, 2017 between Registrant and Delinvest Commercial Ltd**
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
31.1	Certification of Gaston Pereira, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **
31.2	Certification of Mark Korb, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) **
32.1	Certification of Gaston Pereira, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith

†	Indicates management contract or compensatory plan

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

QPAGOS

Signature	Title	Date

/s/ Gaston Pereira	Chief Executive Officer and President	April 17, 2018
Gaston Pereira	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer (Principal Financial Officer)	April 17, 2018
Mark Korb

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2018	By:	/s/ Gaston Pereira
Chief Executive Officer, President and Director

Date: April 17, 2018	By:	/s/ Andrey Novikov
Chief Operating Officer and Director

Date: April 17, 2018	By:	/s/ James Fuller
Director