Form 10-Q
period 2018-03-31
QPAGOS
filed 2018-05-21
CIK 1591913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 82,519,575 shares of common stock, $0.0001 par value per share as of May 21, 2018.

QPAGOS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS and its direct and indirect subsidiaries, Qpagos Corporation, Qpagos S.A.P.I. de C.V. and Redpag S.A.P.I de C.V.

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

March 31, 2018

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
Assets	(unaudited)

Current Assets
Cash	$54,025	$19,028
Accounts receivable	30,288	59,628
Inventory	537,216	504,794
Recoverable IVA taxes and credits	274,575	215,990
Other current assets	326,873	288,687
Total Current Assets	1,222,977	1,088,127

Non-Current Assets
Plant and equipment, net	162,504	160,301
Intangibles, net	114,667	125,417
Investment	3,000	3,000
Other assets	11,157	6,950
Total Non-Current Assets	291,328	295,668
Total Assets	$1,514,305	$1,383,795

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$416,764	$446,032
Loans payable	155,500	—
Loans payable - Related parties	419,664	349,916
Convertible debt, net of unamortized discount of $516,234 and $652,563, respectively	503,463	724,776
Convertible debt - Related parties, net of unamortized discount of $0 and $338,709 respectively	256,199	859,190
Derivative liability	1,414,834	3,277,621
IVA and other taxes payable	16,354	7,178
Advances from customers	222,533	119,597
Total Current Liabilities	3,405,311	5,784,310

Total Liabilities	3,405,311	5,784,310

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017.
Common stock, $0.0001 par value; 100,000,000 shares authorized, 79,882,568 and 56,207,424 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	7,988	5,620
Additional paid-in-capital	12,748,447	8,494,502
Accumulated deficit	(15,056,674)	(13,388,191)
Accumulated other comprehensive income	409,233	487,554
Total Stockholders’ Deficit	(1,891,006)	(4,400,515)
Total Liabilities and Stockholders’ Deficit	$1,514,305	$1,383,795

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months Ended March 31, 2018	Three months Ended March 31, 2017

Net Revenue	$1,464,789	$927,310

Cost of Goods Sold	1,520,666	853,452

Gross (loss) profit	(55,877)	73,858

General and administrative	560,078	457,587
Depreciation and amortization	12,406	16,791
Total Expense	572,484	474,378

Loss from Operations	(628,361)	(400,520)

Other (expense) income	(2,478,599)	100
Interest expense, net	(1,245,786)	(141,600)
Derivative liability movements	2,531,332	(247,770)
Foreign currency gain	152,931	233,852
Loss before Provision for Income Taxes	(1,668,483)	(555,938)

Provision for Income Taxes	—	—

Net Loss	$(1,668,483)	$(555,938)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	62,511,646	55,454,000

Other Comprehensive Loss
Foreign currency translation adjustment	(78,321)	(229,081)

Total Comprehensive loss	(1,746,804)	(785,019)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2018 TO MARCH 31, 2018 (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2017	—	$—	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)

Conversion of debt to equity	—	—	23,675,144	2,368	4,253,945	—	—	4,256,313

Translation adjustment	—	—	—	—	—	—	(78,321)	(78,321)

Net loss	—	—	—	—	—	(1,668,483)	—	(1,668,483)

Balance as of March 31, 2018	—	$—	79,882,568	$7,988	$12,748,447	$(15,056,674)	$409,233	$(1,891,006)

See notes to unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2018	Three months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,668,483)	(555,938)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,561	14,790
Amortization expense	10,750	10,969
Derivative liability movements	(2,531,332)	247,770
Amortization of debt discount	1,143,583	113,563
Loss on conversion of debt to equity	2,477,791	—
Convertible notes issued for services	100,724	—
Changes in Assets and Liabilities
Accounts receivable	33,040	(95,769)
Inventory	5,886	52,463
Recoverable IVA taxes and credits	(41,083)	787
Other current assets	(16,453)	33,313
Other assets	(3,586)	2,542
Accounts payable and accrued expenses	(33,257)	(122,073)
IVA and other taxes payable	8,415	(18,972)
Advances from customers	91,492	18,438
Interest accruals	102,203	27,216
CASH USED IN OPERATING ACTIVITIES	(308,749)	(270,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,800)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	155,500	15,000
Proceeds from short term notes and convertible notes	346,000	458,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	501,500	473,000

Effect of exchange rate changes on cash and cash equivalents	(155,954)	(214,520)

NET INCREASE (DECREASE) IN CASH	34,997	(12,421)
CASH AT BEGINNING OF PERIOD	19,028	46,286
CASH AT END OF PERIOD	$54,025	$33,865

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes		$—
Cash paid for interest	$—	$822

See notes to the unaudited condensed consolidated financial statements

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of QPAGOS common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, QPAGOS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 6,219,200 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current QPAGOS stockholder of 5,000,000 shares of Common Stock agreed to return to QPAGOS 4,975,000 shares of Common Stock held by such holder to QPAGOS and the then-current QPAGOS stockholder retained an aggregate of 25,000 shares of Common Stock and the other stockholders of QPAGOS retained 5,000,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 shares of QPAGOS common stock which represented approximately 91% of the outstanding Common Stock.

The Merger was treated as a reverse acquisition of QPAGOS, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while QPAGOS was treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in this Quarterly Report on Form 10-Q and that will be reflected in the Company’s financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

QPAGOS Corporation (“QPAGOS”) was incorporated on May 1, 2015 under the laws of the state of Delaware to effectuate a reverse merger transaction with Qpagos, S.A.P.I. de C.V. (Qpagos) and Redpag Electrónicos S.A.P.I. de C.V. (Redpag). Each of the entities were incorporated in November 2013 in Mexico.

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

QPAGOS Corporation, through its subsidiaries Qpagos S.A.P.I de C.V. (“Qpagos”) and Redpag Electronicos S.A.P.I de C.V. (“Redpag”), provides physical and virtual payment services to the Mexican market. The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. The Company helps consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, our licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation and tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2017, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018.

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

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825- 10, Financial Instruments— Overall.

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

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method Area for Correction or Improvement Summary of Amendments when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

In March 2018, the FASB issued ASU 2018-4 Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin no. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980).

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2018 and December 31, 2017, cash balances in the United States did not exceed the federally insured limit.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2018 and December 2017.

l)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at March 31, 2018 and December 31, 2017.

m)	Inventory

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

Other than the sale of kiosks to customers, the provision of services through the Company’s kiosks is conducted on a cash basis. Customers are required to deposit cash with the Company to meet anticipated demand for services provided through kiosks either owned or operated by them. The services provided through the customer owned or operated kiosks are deducted from the deposits held on their behalf, the Company requires that these deposits be replenished as and when the services are provided.

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

The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue.

We have analyzed our revenue transaction pursuant to ASC 606, Revenue, and we have no material impact as a result of the transition from ASC 605 to 606. Our revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

r)	Revenue Recognition (continued)

The Company has the following sources of revenue which is recognized on the basis described below.

●	Revenue from the sale of services.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $15,056,674 as of March 31, 2018 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	INVENTORY

Inventory consisted of the following:

	March 31, 2018	December 31, 2017

Kiosks and accessories	$537,216	$504,794
	$537,216	$504,794

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	March 31, 2018	December 31, 2017

Kiosks	$285,646	$263,709
Computer equipment	79,044	73,448
Office equipment	10,666	9,911
Leasehold improvement	9,264	8,608
Total cost	384,620	355,676
Less: accumulated depreciation and amortization	(222,116)	(195,375)
Plant and equipment, net	$162,504	$160,301

Depreciation expense totaled $11,561 and $14,790 for the three months ended March 31, 2018 and 2017, respectively.

6	INTANGIBLES

License

Localization and implementation of the different software and technology modules is supported through a Localization Agreement. Under this agreement, at a cost of $215,000, the licensor allocated engineering and programming resources to the Company. The cost is being amortized over 5 years.

On May 1, 2015, Qpagos Corporation entered into a renewable ten-year license with the Licensor for the non-exclusive right to license technology to provide payment services. Subsequently, on November 1, 2015, Qpagos Corporation and the Licensor concluded an additional amendment to the License Agreement by which the Licensor agreed to the exclusivity to the Mexican market subject to the payment of $20,000 per year payable in quarterly installments. The agreement may be terminated early by the Licensor if Qpagos Corporation fails to comply with its terms and conditions.

Intangibles consisted of the following:

	March 31, 2018	December 31, 2017

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(100,333)	(89,583)
Intangibles, net	$114,667	$125,417

Amortization expense was $10,750 and $10,750 for the three months ended March 31, 2018 and 2017, respectively.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE

Loans payable consist of the following:

	Interest	Maturity	March 31,	December 31,
Description	Rate	Date	2018	2017

Strategic IR	—		155,500	—

Notes payable – Related parties			$155,500	$—

Strategic IR

Strategic IR advanced the Company $155,500 between January 16 and March 28, 2018. These funds have no fixed terms of repayment and have not been formalized into an agreement yet, accordingly no interest has been provided thereon.

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	March 31, 2018 Balance, net	December 31, 2017 Balance, net

Power Up Lending Group	8%	April 20, 2018	—	—	—	—	54,017
	8%	June 30, 2018	—	—	—	—	25,034
	8%	August 30, 2018	53,000	1,591	(27,875)	26,716	9,165
	8%	October 30, 2018	68,000	984	(51,914)	17,070	—
	8%	January 15, 2019	68,000	75	(66,847)	1,228	—

Labrys Fund, LP	8%	June 14, 2018	78,000	1,829	(32,143)	47,686	7,577
	8%	August 12, 2018	88,000	907	(65,149)	23,758	—

JSJ Investments, Inc.	8%	November 29, 2018	75,000	2,005	(49,932)	27,073	7,101

GS Capital Partners, LLC	8%	May 22, 2018	—	—	—	—	23,112
	8%	June 16, 2018	56,000	3,609	(11,814)	47,795	65,909

Strategic IR	15%	December 8, 2018	10,000	1,063	—	11,063	10,693
	15%	December 8, 2018	20,164	2,130	—	22,294	21,548
	15%	December 26, 2018	53,740	5,278	—	59,018	57,031
	15%	December 26, 2018	115,535	11,347	—	126,882	122,610
	8%	October 23, 2018	—	—	—	—	2,709
	8%	January 9, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 15, 2019	—	—	—	—	—

Viktoria Akhmetova	15%	December 8, 2018	20,164	2,130	—	22,294	21,548
	8%	October 20, 2018	—	—	—	—	10,893
	8%	August 24,2018	—	—	—	—	41,782
	8%	September 18, 2018	—	—	—	—	20,234
	8%	September 26, 2018	—	—	—	—	5,387
	8%	January 31, 2019	30,000	388	(25,151)	5,237	—
	8%	February 26, 2019	37,000	268	(33,655)	3,613	—

Joseph W and Patricia G Abrams	15%	December 10, 2018	26,247	2,750	—	28,997	28,027
	15%	January 27, 2019	3,753	319	—	4,072	3,379

Roman Shefer	15%	December 24, 2018	10,000	990	—	10,990	10,621

Crown Bridge Partners, LLC	8%	August 14, 2018	15,499	1,307	(5,775)	11,031	30,846
	8%	February 27, 2019	55,000	386	(50,178)	5,208	—

BOBA Management	8%	August 31, 2018	—	—	—	—	30,768
	8%	October 3, 2018	—	—	—	—	12,155
	8%	December 24, 2017	—	—	—	—	102,630
	8%	March 26, 2019	65,513	72	(64,616)	969	—
	8%	March 26, 2019	31,618	35	(31,184)	469	—

Anna Mosk	8%	January 9, 2019	—	—	—	—	—

Total convertible notes payable			$980,233	$39,463	$(516,233)	$503,463	$724,776

Interest expense, together with amortized debt discount totaled $484,801 and $119,779 for the three months ended March 31, 2018 and 2017, respectively.

The convertible notes disclosed above with a coupon of 15%, have a fixed conversion price of $0.20 per common share.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended March  31, 2018 and 2016 was $668,545 and $247,770, respectively.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Group Ltd.

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

On January 9, 2018, in terms of an assignment agreement entered into with Anna Mosk, the $83,000 convertible note plus accrued interest thereon of $3,329 was exchanged for a new note with a principal sum of $86,329 bearing interest at 8% per annum with the maturity date extended to January 9, 2019.

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

On March 26, 2018, in terms of a debt purchase agreement entered into with Boba Management Corp., the $63,000 convertible note plus accrued interest thereon of $2,513 was exchanged for a new note with as principal sum of $65,513 bearing interest at 8% per annum with the maturity date extended to March 26, 2019.

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

The balance of the note plus accrued interest at March 31, 2018 was $26,716, net of unamortized discount of $27,875.

On January 24, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $68,000 to Power Up Lending Group LTD. The note has a maturity date of October 30, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at March 31, 2018 was $17,070, net of unamortized discount of $51,914.

On March 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $68,000 to Power Up Lending Group LTD. The note has a maturity date of January 15, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at March 31, 2018 was $1,228, net of unamortized discount of $66,847.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Labrys Fund, LP

On December 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,000 to Labrys Fund, LP. The note has a maturity date of June 14, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 231,591 shares of common stock as a commitment fee valued at $76,537. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 231,931 shares was not recorded.

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

The balance of the note plus accrued interest at March 31, 2018 was $47,686, net of unamortized discount of $32,143.

On February 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,000 to Labrys Fund, LP. The note has a maturity date of August 12, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 440,000 shares of common stock as a commitment fee valued at $70,400. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 440,000 shares was not recorded.

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

The balance of the note plus accrued interest at March 31, 2018 was $23,758, net of unamortized discount of $65,149.

JSJ Investments Inc.

On November 29, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to JSJ Investments, Inc. The note has a maturity date of November 29, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at March 31, 2018 was $27,073, net of unamortized discount of $49,932.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC

On May 22, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to GS Capital Partners, LLC., (“GS Capital”). The note has a maturity date of May 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

On January 17, 2018, GS Capital converted a further $18,000 principal, plus accrued interest thereon of $939 of the convertible note into equity at a conversion price of $0.0778 per share for an aggregate 243,400 shares of common stock.

On February 14, 2018, in terms of a debt purchase agreement entered into with Strategic IR, the remaining $17,000 convertible note plus accrued interest thereon of $984 was exchanged for a new note with as principal sum of $17,984 bearing interest at 8% per annum with the maturity date extended to February 14, 2019.

On June 16, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $112,500 to GS Capital Partners, LLC. The note has a maturity date of June 16, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On February 22, 2018, GS Capital converted $27,500 principal, plus accrued interest thereon of $1,477 of the convertible note into equity at a conversion price of $0.0752 per share for an aggregate 385,456 shares of common stock.

On March 12, 2018, GS Capital converted $29,000 principal, plus accrued interest thereon of $1,672 of the convertible note into equity at a conversion price of $0.0784 per share for an aggregate 391,070 shares of common stock.

The balance of the note plus accrued interest at March 31, 2018 was $47,796, net of unamortized discount of $11,813.

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

The balance of the note plus accrued interest at March 31, 2018 was $11,063.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

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

The balance of the note plus accrued interest at March 31, 2018 was $22,294.

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

The balance of the note plus accrued interest at March 31, 2018 was $59,018.

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

The balance of the note plus accrued interest at March 31, 2018 was $126,883.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 192,216 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $14,298 and accrued interest thereon of $7, thereby extinguishing the note.

On January 9, 2018, in terms of an additional payment made by Strategic IR to Power Up Lending Group to settle outstanding early settlement penalties and interest thereon, related to the assignment agreement entered into between Anna Mosk and Power up Lending Group, the Company issued a convertible promissory note to Strategic IR in the aggregate principal amount of $40,521. The note has a maturity date of January 9, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 479,587 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $40,521 and accrued interest thereon of $551, thereby extinguishing the note.

On February 14, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $17,984 in exchange for a convertible promissory note in the aggregate amount of $17,000 plus accrued interest thereon of $984. The note has a maturity date of February 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 211,188 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $17,984 and accrued interest thereon of $102, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

On February 14, 2018, in terms of an additional payment made by Strategic IR to GS Capital Partners, LLC to settle outstanding early settlement penalties and interest thereon, related to the convertible note mentioned above, the Company issued a convertible promissory note in the aggregate principal amount of $7,610. The note has a maturity date of February 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 89,367 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $7,610 and accrued interest thereon of $43, thereby extinguishing the note.

On February 15, 2018, in terms of a Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the aggregate principal amount of $72,969 to Strategic IR. The note has a maturity date of February 15, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The proceeds of the convertible note was used to purchase $50,000 of the principal of the Crown Bridge Capital Partners note dated August 14, 2017 plus accrued interest thereon of $1,994 and early settlement penalty of $20,975.

On March 13, 2018, in terms of a conversion notice received, the Company issued 856,715 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $72,969 and accrued interest thereon of $400, thereby extinguishing the note.

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

The balance of the note plus accrued interest at March 31, 2018 was $22,294.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 687,968 shares of common stock at a conversion price of $0.074 in settlement of the principal of $50,000 plus accrued interest thereon of $910, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Viktoria Akhmetova (continued)

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,329,044 shares of common stock at a conversion price of $0.0868 in settlement of the principal of $113,845 plus accrued interest thereon of $1,547, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 935,324 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $69,047 plus accrued interest thereon of $560, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 270,453 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $20,000 plus accrued interest thereon of $127, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Viktoria Akhmetova (continued)

On January 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $30,000 to Viktoria Akhmetova. The note has a maturity date of January 31, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at March 31, 2018 was $5,237, net of unamortized discount of $25,151.

On February 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $37,000 to Viktoria Akhmetova. The note has a maturity date of February 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at March 31, 2018 was $3,613, net of unamortized discount of $33,655.

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

The balance of the note plus accrued interest at March 31, 2018 was $28,997.

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

The balance of the note plus accrued interest at March 31, 2018 was $4,072.

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

The balance of the note plus accrued interest at March 31, 2018 was $10,990.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

On February 15, 2018, the Company repurchased $50,000 of the principal outstanding plus accrued interest thereon of $1,994, after paying an early settlement penalty of $20,975 out of the proceeds of a note issued to
Strategic IR.

On March 6, 2018, Crown Bridge Capital Partners converted $9,501of the principal outstanding into equity at a conversion price of $0.0685 per share for an aggregate 146,000 shares of common stock.

The balance of the note plus accrued interest at March 31, 2018 was $11,031 net of unamortized discount of $5,775.

On February 27, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $55,000 to Crown Bridge Capital Partners. The note has a maturity date of February 27, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

The balance of the note plus accrued interest at March 31, 2018 was $5,208 net of unamortized discount of $50,178.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,208,251 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $88,847 plus accrued interest thereon of $1,071, thereby extinguishing the note.

On March 26, 2018, in terms of a debt purchase agreement entered into with Power Up lending Group, the Company issued Boba Management Corp a new note with as principal sum of $65,513. The note has a maturity date of March 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at March 31, 2018 was $969 net of unamortized discount of $64,616.

On March 26, 2018, in terms of a Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the aggregate principal amount of $31,618 to BOBA Management Corp. The note has a maturity date of March 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The proceeds of the convertible note was used to pay early settlement penalties and fees associated with the Power Up lending note above.

The balance of the note plus accrued interest at March 31, 2018 was $469, net of unamortized discount of $31,184.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

BOBA Management (continued)

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 659,980 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $48,880 plus accrued interest thereon of $236, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,379,067 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $100,000 plus accrued interest thereon of $2,630, thereby extinguishing the note.

Anna Mosk

On January 9, 2018, in terms of an assignment agreement entered into with Power Up Lending Group, the Company issued a Convertible Promissory Note in the aggregate principal amount of $86,329 to Anna Mosk. The note has a maturity date of January 9, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 1,021,745 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $86,329 and accrued interest thereon of $1,173, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 7 above and note 12 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at March 31, 2018 and 2017 and $2,531,332 was credited to the statement of comprehensive loss and $247,770 was charged to the statement of comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2018
Conversion price	$0.08 to 0.20
Risk free interest rate	1.78 to 2.09%
Expected life of derivative liability	9 to 12 months
Expected volatility of underlying stock	208.3 to 230.6%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2018	December 31, 2017

Opening balance	$3,277,621	$113,074
Derivative financial liability arising from convertible note	668,545	2,834,413
Fair value adjustment to derivative liability	(2,531,332)	330,134
	$1,414,834	$3,277,621

10	STOCKHOLDERS’ EQUITY

a)	Common Stock

On March 5, 2018, in terms of an amendment to the Company’s Articles of Association, the authorized share capital was increased to 500,000,000 common shares with a par value of $0.001 each.

The company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 77,223,966 and 56,207,424 shares of common stock as of March 31, 2018 and December 31, 2017.

In terms of various debt conversion notices received between January 17, 2018 and March 13, 2018, the Company issued an aggregate of 23,675,144 shares of common stock in settlement of $1,778,522 of convertible notes, resulting in a net loss on conversion of $2,477,791.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of March 31, 2018.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c)	Warrants

The warrants outstanding and exercisable at March 31, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	2.51		6,219,200
$0.20	2,308,513	2.25		2,308,513

	8,527,713	2.44	$0.51	8,527,713	$0.51

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2018 and December 31, 2017, respectively.

11	REVENUE

Revenue is derived from the following sources:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Sales of services	$1,443,107	$801,692
Payment processing fees	5,294	10,060
Kiosk sales	—	113,921
Other	16,388	1,637
	$1,464,789	$927,310

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2018 and 2017, all convertible debt and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three Months Ended March 31, 2018 (Shares)	Three Months Ended March 31, 2017 (Shares)

Convertible debt	9,227,676	—
Warrants	8,527,713	6,219,200
	17,755,389	6,219,200

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE

	Interest	Maturity	March 31,	December 31,
Description	Rate	Date	2018	2017

Gibbs International Holdings – Equipment funding	36%	November 1, 2017	$353,346	294,620
Vladimir Skigin – Equipment funding	36%	November 1, 2017	66,318	55,295

Notes payable – Related parties			$419,664	$349,915

Interest expense totaled $69,748 and $0 for the three months ended March 31, 2018 and 2017, respectively.

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

Gibbs has indicated a penalty interest is due on the loan, which has been provided for by the Company.

Vladimir Skigin

Vladimir Skigin has personally advanced the Company inventory funding.  Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

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

As per Gibbs note above, a penalty interest rate has been provided for on the loan.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	March 31, 2018 Balance, net	December 31, 2017 Balance, net

Delinvest Commercial, LTD	15%	December 16, 2018	20,000	2,047	—	22,047	21,307
	15%	December 26, 2018	54,123	5,316	—	59,439	57,437

Gibbs International Holdings	15%	December 16, 2018	52,494	5,372	—	57,866	55,924

Cobbolo Limited	15%	December 26, 2018	53,438	5,249	—	58,687	56,710
	15%	December 26, 2018	52,959	5,201	—	58,160	56,202

Vladimir Skigin	8%	January 22, 2018	—	—	—	—	105,034
	8%	October 10, 2018	—	—	—	—	36,395
	8%	September 28, 2018	—	—	—	—	64,809
	8%	January 6, 2018	—	—	—	—	102,245
	8%	February 10, 2018	—	—	—	—	29,675

Beverly Pacific Holdings	8%	March 9, 2018	—	—	—	—	86,411
	8%	November 6, 2017	—	—	—	—	187,041

Total convertible notes payable			$233,014	$23,185	$—	$256,199	$859,190

Interest expense, together with amortized debt discount totaled $506,865 and $0 for the three months ended March 31, 2018 and 2017, respectively.

The 15% convertible notes, above have a fixed conversion price of $0.20 per common share.

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

The balance of the note plus accrued interest at March 31, 2018 was $22,047.

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

The balance of the note plus accrued interest at March 31, 2018 was $59,439.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

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

The balance of the note plus accrued interest at March 31, 2018 was $57,866.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has also personally advanced the Company inventory funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

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

The balance of the note plus accrued interest at March 31, 2018 was $58,687.

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

The balance of the note plus accrued interest at March 31, 2018 was $58,160.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,603,515 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $117,000 plus accrued interest thereon of $2,334, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

●	Vladimir Skigin (continued)

On October 11, October 12 and October 26, 2017, the Company received three installments of $50,000 each from Vladimir Skigin totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to him. The note has a maturity date of October 10, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 7, 2018, in terms of a conversion notice received on January 22, 2018, the Company, after increasing its authorized share capital, issued 2,070,459 shares of common stock at a conversion price of $0.074 in settlement of the principal of $150,000 plus accrued interest thereon of $3,124, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 3,325,125 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $246,000 plus accrued interest thereon of $1,456, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,607,070 shares of common stock at a conversion price of $0.0650 in settlement of the principal of $100,000 plus accrued interest thereon of $4,427, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 461,215 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $33,000 plus accrued interest thereon of $1,324, thereby extinguishing the note.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,607,608 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $100,000 plus accrued interest thereon of $5,041, thereby extinguishing the note.

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

On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 2,513,321 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $186,000 plus accrued interest thereon of $11,041, thereby extinguishing the note.

14	COMMITMENTS AND CONTINGENCIES

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

The future minimum lease installments under the office facility lease agreement as of March 31, 2018 are $30,393 for each year 2018 and $40,524 for the twelve months ended March 31, 2018, subject to exchange rate fluctuations.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	SUBSEQUENT EVENTS

Conversion of convertible notes into equity

On April 5, 2018, the Company received a notice of conversion, converting $9,356 into 160,000 shares of common stock at a conversion price of $0.0616 per share.

On April 16, 2018, the Company received a notice of conversion, converting $59,682 into 518,930 shares of common stock at a conversion price of $0.115 per share.

On April 18, 2018, the Company received conversion notices converting an aggregate of $165,545 of convertible debt into 1,286,486 shares of common stock at an average conversion price of $0.129 per share.

Convertible notes

On May 3, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to GS Capital Partners, LLC., (“GS Capital”). The note has a maturity date of May 3, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On May 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $80,000 to GS Capital Partners, LLC., (“GS Capital”). The note has a maturity date of May 11, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On May 14, 2018, the Company prepaid a convertible note of $53,000 issued to Power Up Lending Group for gross proceeds of $74,373.

On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Capital Partners. The note has a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

Other than disclosed above, The Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

 Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on April 17, 2018. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos.

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

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the three months ended March 31, 2018 we generated net revenues of $1,464,789 as compared to $927,310 for the three months ended March 31, 2017, an increase of $537,479 or 58.0%. For the years ended December 31, 2017 and 2016, we generated net revenues of $3,941,273 and $2,691,896, respectively, from our operations in Mexico, a 46.4% increase. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues, the national lottery’s Pronosticos and others. As of March 31, 2018, Qpagos Corporation deployed over 224 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of March 31, 2018 and 2017, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

Net revenue

Net revenues in our Mexican operations were $1,464,789 and $927,310 for the three months ended March 31, 2018 and 2017, respectively, an increase of $537,479 or 58.0%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 27,445,313 from MXN 17,948,643 for the three months ended March 31, 2018 and 2017, respectively, an increase of MXN 9,496,670 or 52.9%. The increase in revenue in MXN terms is primarily due to an increase in the value of prepaid airtime sold of MXN 11,521,831, offset by a reduction in kiosk sales from MXN 2,205,000 in the prior period to MXN 0, no kiosks were sold during the current period. The average US$ exchange rate has weakened against the MXN over the prior comparable period, from $19.3556 to $18.7367 or 3.3%, which results in a higher revenue growth in US $ terms of $46,837.

 Cost of goods sold

Cost of goods sold in our Mexican operations were $1,520,666 and $853,452 for the three months ended March 31, 2018 and 2017, respectively, an increase of $667,214 or 78.2%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 28,492,276 from MXN 16,519,074 for the three months ended March 31, 2018 and 2017, respectively, an increase of MXN 11,973,202 or 72.5%. The increase in cost of sales in MXN terms is primarily due to the increase in the value of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $9,905 and $8,968, for the three months ended March 31, 2018 and 2017, respectively, an increase of $937. The average US $ exchange rate has weakened against the MXN over the prior period, from $19.3556 to $18.7367 or 3.3%, which results in a higher cost of sales in US $ terms of $48,622.

Gross (loss) profit

Gross (loss) profit in our Mexican operations was $(55,877) and $73,858 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $129,735 or 175.7%. The components of gross (loss) profit include the following:

●	Gross loss on sales of services was $53,602 and gross profit of $27,494, for the three months ended March 31, 2018 and 2017, respectively, a decrease of $81,096 or 295.0%. The increase in gross loss was due to certain accounting adjustments impacting on our cost of sales.
●	Gross loss on kiosks was $4,086 and a gross profit of $58,818 for the three months ended March 31, 2018 and 2017, respectively, an increase in loss of $62,904. No kiosks were sold during the period, however an inventory adjustment was processed.
●	Commissions earned on services was $16,388 and $10,060 for the three months ended March 31, 2018 and 2017, respectively, an increase of $6,328 or 62.9% due to an increase in volumes of commission generating sales.
●	Other gross profit includes other cost of sales expense of $9,966 and $15,183 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $5,217 or 34.3%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the quarter, trends in this expense are not easily identifiable as the majority of the repair work in on a needs only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $9,905 and $8,968 for the three months ended March 31, 2018 and 2017, respectively, an increase of $937 or 10.4%.

General and administrative expenses

General and administrative expenses were $560,078 and $457,587 for the three months ended March 31, 2018 and 2017, respectively, an increase of $102,491 or 22.4%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.	The general and administrative expenditure in Mexico decreased to MXN 3,295,768 ($175,899) from MXN 4,018,966 ($207,638) for the three months ended March 31, 2018 and 2017, respectively, a decrease of MXN 723,198 ($31,739) or 18.0%. The decrease is primarily due to lower salary costs and a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the three months ended March 31, 2018 and 2017 was $384,179 and $249,949, respectively, an increase of $134,230 or 53.7%, primarily due to an increase in capital raising fees of $96,224 due to convertible notes issued during the current period for early settlement penalties paid by third parties and IT consulting expenses which increased by $21,955 over the prior period. These expenses include the cost of our CTO during the current period, in the prior year, he was paid out of the Mexican operations.

Depreciation and amortization

Depreciation and amortization expense was $12,406 and $16,791 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $4,385 or 26.1%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other (expense) income

Other (expense) income was $(2,478,599) and $100 for the three months ended March 31, 2018 and 2017, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $1,778,521 of convertible notes were converted to equity.

Interest expense, net

Interest expense was $1,245,786 and $141,600 for the three months ended March 31, 2018 and 2017, respectively, an increase of $1,104,186 or 779.8%. The increase consists primarily of the amortization of debt discount on convertible notes of $1,143,583 and $113,563 for the three months ended March 31, 2018 and 2017, respectively, an increase of $1,030,020 due to the increase in funding through convertible notes during the past year and interest expense of $102,024 and $28,038 for the three months ended March 31, 2018 and 2017, respectively, an increase of $73,986 primarily due to interest on the equipment loans recognized during the current period.

Derivative liability movements

Derivative liability movements were $2,531,332 and $(247,770) for the three months ended March 31, 2018 and 2017, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current period represents the mark-to-market of the derivative liability outstanding as of March 31, 2018 and the release of derivative liabilities relating to notes converted during the current period.

Foreign currency gain

The foreign currency gain was $152,931 and $233,852 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $80,921. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the movements in exchange rates.

Net loss

We incurred a net loss of $1,668,483 and $555,938, for the three months ended March 31, 2018 and 2017, respectively, an increase of $1,112,545 or 200.1%, primarily due to the gross loss realized during the quarter, the loss realized on convertible note conversions during the period and amortization of debt discount during the current period, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $15,056,674 through March 31, 2018 and incurred negative cash flow from operations of $308,749 for the three months ended March 31, 2018. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, repay our outstanding note obligations and take advantage of business opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise and may have to significantly curtail our operations.

At March 31, 2018, we had cash of $54,025 and a negative working capital of $2,182,334, including a derivative liability of $1,414,834, after eliminating the derivative liability our working capital deficit is $767,500. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $308,749 and $270,901 in operating activities for the three months ended March 31, 2018 and 2017, respectively, an increase of $37,848 or 14.0%. The increase is primarily due to the movements in working capital over the prior period.

We had minimal investment in property and equipment of $1,800 and $0 for the three months ended March 31, 2018 and 2017, respectively.

We funded our operations by utilizing our cash balances and raising an additional $501,500 through debt issuances.

Subsequent to March 31, 2018 we raised an additional $185,000 in convertible debt funding.

Other than amounts owed under convertible notes, we have minimal commitments which include the office facility lease agreement with a future commitment as of March 31, 2018 of $30,393 for the remainder of 2018 and $40,524 for 2019, subject to exchange rate changes.

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

Amount

2018	20,100
2019	20,100
2020	20,100
2021	20,100
2022 and thereafter	77,067
$157,467

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2018 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended March 31, 2018 in transactions that were not registered under the Securities Act.

On January 9, 2018, in terms of an additional payment made by Strategic IR to Power Up Lending Group to settle outstanding early settlement penalties and interest thereon, related to the assignment agreement entered into between Anna Mosk and Power up Lending Group, the Company issued a convertible promissory note in the aggregate principal amount of $40,521. The note has a maturity date of January 9, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On January 9, 2018, in terms of an assignment agreement entered into with Power Up Lending Group, the Company issued a Convertible Promissory Note in the aggregate principal amount of $86,329 to Anna Mosk. The note has a maturity date of January 9, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On January 24, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $68,000 to Power Up Lending Group LTD. The note has a maturity date of October 30, 2018 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On January 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $30,000 to Viktoria Akhmetova. The note has a maturity date of January 31, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On February 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,000 to Labrys Fund, LP. The note has a maturity date of August 12, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 440,000 shares of common stock as a commitment fee valued at $70,400. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 440,000 shares was not recorded.

On February 14, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $17,984 in exchange for a convertible promissory note in the aggregate amount of $17,000 plus accrued interest thereon of $984. The note has a maturity date of February 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On February 14, 2018, in terms of an additional payment made by Strategic IR to GS Capital Partners, LLC to settle outstanding early settlement penalties and interest thereon, related to the convertible note mentioned above, the Company issued a convertible promissory note in the aggregate principal amount of $7,610. The note has a maturity date of February 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On February 15, 2018, in terms of a Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the aggregate principal amount of $72,969 to Strategic IR. The note has a maturity date of February 15, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The proceeds of the convertible note was used to purchase $50,000 of the principal of the Crown Bridge Capital Partners note dated August 14, 2017 plus accrued interest thereon of $1,994 and early settlement penalty of $20,975.

On February 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $37,000 to Viktoria Akhmetova. The note has a maturity date of February 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On February 27, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $55,000 to Crown Bridge Capital Partners. The note has a maturity date of February 27, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

On March 13, 2018 we issued 479,587 shares of common stock upon conversion of a note in the principal amount of $40,521 and accrued interest of $551.

On March 13, 2018 we issued 211,188 shares of common stock upon conversion of a note in the principal amount of $17,984 and accrued interest of $102.

On March 13, 2018 we issued 89,367 shares of common stock upon conversion of a note in the principal amount of $7,610 and accrued interest of $43.

On March 13, 2018 we issued 856,715 shares of common stock upon conversion of a note in the principal amount of $72,969 and accrued interest of $400.

On March 13, 2018 we issued 1,021,745 shares of common stock upon conversion of a note in the principal amount of $86,329 and accrued interest of $1,173.

On March 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $68,000 to Power Up Lending Group LTD. The note has a maturity date of January 15, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 26, 2018, in terms of a debt purchase agreement entered into with Power Up lending Group, the Company issued Boba Management Corp a new note with as principal sum of $65,513. The note has a maturity date of March 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 26, 2018, in terms of a Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the aggregate principal amount of $31,618 to BOBA Management Corp. The note has a maturity date of March 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The proceeds of the convertible note was used to pay early settlement penalties and fees associated with the Power Up lending note above.

The issuance of the above notes were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

See Item 5 below for shares issued subsequent to the quarter ended March 31, 2018 upon conversion of notes. The shares were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 5, 2018, we received a notice of conversion, converting $9,356 into 160,000 shares of common stock at a conversion price of $0.0616 per share.

On April 16, 2018, we received a notice of conversion, converting $59,682 into 518,930 shares of common stock at a conversion price of $0.115 per share.

On April 18, 2018, we received conversion notices converting an aggregate of $165,545 of convertible debt into 1,286,486 shares of common stock at an average conversion price of $0.129 per share.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

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

QPAGOS

Date: May 21, 2018	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)