Form 10-Q
period 2018-06-30
QPAGOS
filed 2018-08-14
CIK 1591913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 83,415,544 shares of common stock, $0.0001 par value per share as of August 13, 2018.

QPAGOS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “QPAGOS,” the “Company,” “we,” “us” and “our” refer to QPAGOS and its direct and indirect subsidiaries, Qpagos Corporation, Qpagos S.A.P.I. de C.V. and Redpag S.A.P.I de C.V.

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

June 30, 2018

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
Assets	(unaudited)

Current Assets
Cash	$99,997	$19,028
Accounts receivable	31,623	59,628
Inventory	496,452	504,794
Recoverable IVA taxes and credits	249,555	215,990
Other current assets	362,793	288,687
Total Current Assets	1,240,420	1,088,127

Non-Current Assets
Plant and equipment, net	140,071	160,301
Intangibles, net	103,917	125,417
Investment	3,000	3,000
Other assets	10,352	6,950
Total Non-Current Assets	257,340	295,668
Total Assets	$1,497,760	$1,383,795

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$489,522	$446,032
Loans payable	219,507	—
Loans payable - Related parties	502,053	349,916
Convertible debt, net of unamortized discount of $532,747 and $652,563, respectively.	502,844	724,776
Convertible debt - Related parties, net of unamortized discount of $0 and $338,709, respectively.	264,913	859,190
Derivative liability	2,169,641	3,277,621
IVA and other taxes payable	8,528	7,178
Advances from customers	129,363	119,597
Total Current Liabilities	4,286,371	5,784,310

Total Liabilities	4,286,371	5,784,310

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017.
Common stock, $0.0001 par value; 500,000,000 shares authorized, and 83,415,544 and 56,207,424 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	8,342	5,620
Additional paid-in-capital	14,225,892	8,494,502
Accumulated deficit	(17,518,803)	(13,388,191)
Accumulated other comprehensive income	495,958	487,554
Total Stockholders’ Deficit	(2,788,611)	(4,400,515)
Total Liabilities and Stockholders’ Deficit	$1,497,760	$1,383,795

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Net Revenue	$1,701,763	$1,017,158	$3,166,551	$1,944,468

Cost of Goods Sold	1,597,393	1,004,901	3,118,060	1,858,353

Gross profit	104,370	12,257	48,491	86,115

General and administrative	584,364	489,879	1,144,442	947,465
Depreciation and amortization	12,347	21,681	24,753	38,473
Total Expense	596,711	511,560	1,169,195	985,938

Loss from Operations	(492,341)	(499,303)	(1,120,704)	(899,823)

Other expense	(981,356)	(7,683)	(3,459,955)	(7,583)
Interest expense, net	(565,717)	(330,107)	(1,811,504)	(471,707)
Derivative liability movements	(259,419)	366,242	2,271,913	118,472
Foreign currency (loss) gain	(163,293)	97,475	(10,362)	331,327
Loss before Provision for Income Taxes	(2,462,126)	(373,376)	(4,130,612)	(929,314)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,462,126)	$(373,376)	$(4,130,612)	$(929,314)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	81,723,620	55,465,303	72,170,705	55,459,683

Other Comprehensive gain (loss)
Foreign currency translation adjustment	86,725	(59,251)	8,404	(288,332)

Total Comprehensive loss	(2,375,401)	(432,627)	(4,122,208)	(1,217,646)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2018 TO JUNE 30, 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2017	—	$—	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)

Conversion of debt to equity	—	—	26,972,325	2,698	5,647,475	—	—	5,650,173

Stock based compensation	—	—	120,000	12	49,188	—	—	49,200

Shares issued for services	—	—	115,795	12	34,727	—	—	34,739

Translation adjustment	—	—	—	—	—	—	8,404	8,404

net loss	—	—	—	—	—	(4,130,612)	—	(4,130,612)

Balance as of June 30, 2018	—	$—	83,415,544	$8,342	$14,225,892	$(17,518,803)	$495,958	$(2,788,611)

See notes to unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,130,612)	(929,314)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,417	35,295
Amortization expense	21,500	21,500
Derivative liability movements	(2,271,913)	(118,472)
Amortization of debt discount	1,622,457	411,298
Loss on conversion of debt to equity	3,458,238	6,730
Convertible notes issued for services	100,724	—
Shares issued for services	34,739	—
Stock based compensation	49,200	—
Changes in Assets and Liabilities
Accounts receivable	28,572	1,479
Inventory	7,794	41,230
Recoverable IVA taxes and credits	(34,667)	107,131
Other current assets	(75,965)	(107,261)
Other assets	(3,492)	2,266
Accounts payable and accrued expenses	44,435	(44,425)
IVA and other taxes payable	1,392	(159,232)
Advances from customers	10,169	51,100
Interest accruals	167,629	29,873
CASH USED IN OPERATING ACTIVITIES	(947,383)	(650,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,753)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,753)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	267,491	—
Proceeds from short term notes and convertible notes	846,000	973,500
Repayment of convertible notes	(93,000)	(77,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,020,491	896,500

Effect of exchange rate changes on cash and cash equivalents	9,614	(280,787)

NET INCREASE (DECREASE) IN CASH	80,969	(35,089)
CASH AT BEGINNING OF PERIOD	19,028	46,286
CASH AT END OF PERIOD	$99,997	$11,197

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$21,417	$32,470

NON CASH INVESTING AND FINANCING ACTIVITIES
Notes payable including interest thereon converted to convertible notes payable	$—	$592,623
Convertible notes payable arising from conversion of notes payable	$—	$592,623
Conversion of convertible debt to equity	$5,650,173	$18,286

See notes to the unaudited condensed consolidated financial statements

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2017, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018.

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

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks, including the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.

The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements.

The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.

The amendments in this Update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: 1. The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same. 2. The lease component, if accounted for separately, would be classified as an operating lease.

The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2018 and December 31, 2017, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2018 and December 31, 2017, cash balances in the United States did not exceed the federally insured limit.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months and six months ended June 30, 2018 and December 2017.

l)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at June 30, 2018 and December 31, 2017.

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

ii) Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which the Company expects to derive a benefit from the underlying license agreements.

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

The Company has analyzed its revenue transaction pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to 606. The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $17,518,803 as of June 30, 2018 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	INVENTORY

Inventory consisted of the following:

	June 30, 2018	December 31, 2017

Kiosks and accessories	$496,452	$504,794
	$496,452	$504,794
5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	June 30, 2018	December 31, 2017

Kiosks	$265,043	$263,709
Computer equipment	73,343	73,448
Office equipment	9,896	9,911
Leasehold improvement	8,596	8,608
Total cost	356,878	355,676
Less: accumulated depreciation and amortization	(216,807)	(195,375)
Plant and equipment, net	$140,071	$160,301

Depreciation expense totaled $10,856 and $20,286 for the three months ended June 30, 2018 and 2017, respectively, and $22,417 and $35,295 for the six months ended June 30, 2018 and 2017, respectively.

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

Intangibles consisted of the following:

	June 30, 2018	December 31, 2017

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(111,083)	(89,583)
Intangibles, net	$103,917	$125,417

Amortization expense was $10,750 and $10,750 for the three months ended June 30, 2018 and 2017, respectively, and $21,500 and $21,500 for the six months ended June 30, 2018 and 2017, respectively.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE

Loans payable consist of the following:

	Interest	Maturity	June 30,	December 31,
Description	Rate	Date	2018	2017

Strategic IR	—		168,000	—

Viktoria Akhmetova	18%	September 13, 2018	51,507

Notes payable			$219,507	$—

Strategic IR

Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. These funds have no fixed terms of repayment and have not been formalized into an agreement yet, accordingly no interest has been provided thereon.

Viktoria Akhmetova

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note has a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

The balance of the note plus accrued interest at June 30, 2018 was $51,507.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	June 30, 2018 Balance, net	December 31, 2017 Balance, net

Power Up Lending Group	8%	April 20, 2018	—	—	—	—	54,017
	8%	June 30, 2018	—	—	—	—	25,034
	8%	August 30, 2018	—	—	—	—	9,165
	8%	October 30, 2018	68,000	2,340	(29,735)	40,605	—
	8%	January 15, 2019	68,000	1,431	(45,871)	23,560	—
	8%	March 15,2019	63,000	511	(51,601)	11,910	—

Labrys Fund, LP	8%	June 14, 2018	—	—	—	—	7,577
	8%	August 12, 2018	88,000	2,661	(20,906)	69,755	—
	8%	December 22, 2018	150,000	263	(143,442)	6,821	—

JSJ Investments, Inc.	8%	November 29, 2018	—	—	—	—	7,101

GS Capital Partners, LLC	8%	May 22, 2018	—	—	—	—	23,112
	8%	June 16, 2018	—	—	—	—	65,909
	8%	May 3, 2019	105,000	1,335	(88,315)	18,020	—
	8%	May 11, 2019	80,000	877	(69,041)	11,836	—

Strategic IR	15%	December 8, 2018	10,000	1,437	—	11,437	10,693
	15%	December 8, 2018	20,164	2,884	—	23,048	21,548
	15%	December 26, 2018	53,740	7,288	—	61,028	57,031
	15%	December 26, 2018	115,535	15,668	—	131,203	122,610
	8%	October 23, 2018	—	—	—	—	2,709
	8%	January 9, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 15, 2019	—	—	—	—	—

Viktoria Akhmetova	15%	December 8, 2018	20,164	2,884	—	23,048	21,548
	8%	October 20, 2018	—	—	—	—	10,893
	8%	August 24,2018	—	—	—	—	41,782
	8%	September 18, 2018	—	—	—	—	20,234
	8%	September 26, 2018	—	—	—	—	5,387
	8%	January 31, 2019	—	—	—	—	—
	8%	February 26, 2019	—	—	—	—	—

Joseph W and Patricia G Abrams	15%	December 10, 2018	26,247	3,732	—	29,979	28,027
	15%	January 27, 2019	3,753	460	—	4,213	3,379

Roman Shefer	15%	December 24, 2018	10,000	1,364	—	11,364	10,621

Crown Bridge Partners, LLC	8%	August 14, 2018	—	—	—	—	30,846
	8%	February 27, 2019	55,000	1,483	(36,466)	20,017	—
	8%	May 14, 2019	26,000	268	(22,652)	3,616	—
	8%	June 12, 2019	26,000	102	(24,718)	1,384	—

BOBA Management	8%	August 31, 2018	—	—	—	—	30,768
	8%	October 3, 2018	—	—	—	—	12,155
	8%	December 24, 2017	—	—	—	—	102,630
	8%	March 26, 2019	—	—	—	—	—
	8%	March 26, 2019	—	—	—	—	—

Anna Mosk	8%	January 9, 2019	—	—	—	—	—

616796 BC, Ltd.	8%	June 20, 2019	—	—	—	—	—

Total convertible notes payable			$988,603	$46,988	$(532,747)	$502,844	$724,776

Interest expense, together with amortized debt discount totaled $523,344 and $333,777 for the three months ended June 30, 2018 and 2017, respectively and $1,191,772 and $453,555 for the six months ended June 30, 2018 and 2017, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended June 30, 2018 and 2017 was $495,388 and $687,366, respectively, and for the six months ended June 30, 2018 and 2017 was $1,124,737 and $1,145,366 respectively.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Group Ltd.

On July 10, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power Up Lending Group Ltd. The note had a maturity date of April 20, 2018 and the Company had agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the note in terms of agreement. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

On January 9, 2018, in terms of an assignment agreement entered into with Anna Mosk, the $83,000 convertible note plus accrued interest thereon of $3,329 was exchanged for a new note with a principal sum of $86,329 bearing interest at 8% per annum with the maturity date extended to January 9, 2019.

On September 14, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group Ltd. The note had a maturity date of June 30, 2018 and the Company had agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the note in terms of agreement. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion.

On March 26, 2018, in terms of a debt purchase agreement entered into with Boba Management Corp., the $63,000 convertible note plus accrued interest thereon of $2,513 was exchanged for a new note with as principal sum of $65,513 bearing interest at 8% per annum with the maturity date extended to March 26, 2019.

On November 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 to Power Up Lending Group LTD. The note had a maturity date of August 30, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On May 14, 2018, the Company repaid the convertible promissory note together with interest and early settlement penalty interest thereon for gross proceeds of $74,373.

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

The balance of the note plus accrued interest at June 30, 2018 was $40,605, net of unamortized discount of $29,735.

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

The balance of the note plus accrued interest at June 30, 2018 was $23,559, net of unamortized discount of $45,872.

On May 24, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note has a maturity date of March 15, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at June 30, 2018 was $11,910, net of unamortized discount of $51,601.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Labrys Fund, LP

On December 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,000 to Labrys Fund, LP. The note had a maturity date of June 14, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 231,591 shares of common stock as a commitment fee valued at $76,537. The shares were returnable to the Company if no Event of Default had occurred prior to the date the note was fully repaid. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On June 14, 2018, $15,000 of the outstanding principal was converted into 118,483 shares of common stock at a conversion price of $0.1266 per share. On June 20, 2018, a further $23,000 of the principal outstanding together with interest of $3,184 was converted into 199,269 shares of common stock at a conversion price of $0.1314 per share. Labrys Fund LP returned 115,796 of the commitment shares to the Company and exercised the remaining 115,795 shares of common stock.

On June 20, 2018, the remaining principal of $40,000 together with interest thereon of $44 was repaid.

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

The balance of the note plus accrued interest at June 30, 2018 was $69,755, net of unamortized discount of $20,907.

On June 22, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to Labrys Fund, LP. The note has a maturity date of December 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at June 30, 2018 was $6,820, net of unamortized discount of $143,443.

JSJ Investments Inc.

On November 29, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to JSJ Investments, Inc. The note had a maturity date of November 29, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On June 4, 2018, $40,000 of the outstanding principal was converted into 328,407 shares of common stock at a conversion price of $0.1218 per share. On June 21, 2018, the remaining $35,000 of the principal outstanding together with interest of $3,210 was converted into 288,943 shares of common stock at a conversion price of $0.1322 per share.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC

On May 22, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to GS Capital Partners, LLC., (“GS Capital”). The note had a maturity date of May 22, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

On June 16, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $112,500 to GS Capital Partners, LLC. The note had a maturity date of June 16, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On February 22, 2018, GS Capital converted $27,500 principal, plus accrued interest thereon of $1,477 of the convertible note into equity at a conversion price of $0.0752 per share for an aggregate 385,456 shares of common stock. On March 12, 2018, GS Capital converted $29,000 principal, plus accrued interest thereon of $1,672 of the convertible note into equity at a conversion price of $0.0784 per share for an aggregate 391,070 shares of common stock. On April 18, 2018 the remaining principal of $56,000 together with interest thereon of $3,682 was converted into 518,930 shares of common stock at a conversion price of $0.1150 per share.

On May 3, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to GS Capital Partners, LLC. The note has a maturity date of May 3, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at June 30, 2018 was $18,020, net of unamortized discount of $88,315.

On May 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $80,000 to GS Capital Partners, LLC. The note has a maturity date of May 11, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at June 30, 2018 was $11,836, net of unamortized discount of $69,042.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum.

The note is convertible into common shares at a conversion price of $.20 per share.

The balance of the note plus accrued interest at June 30, 2018 was $11,437.

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

The balance of the note plus accrued interest at June 30, 2018 was $23,048.

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

The balance of the note plus accrued interest at June 30, 2018 was $61,028.

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

The balance of the note plus accrued interest at June 30, 2018 was $131,203.

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

Strategic IR (continued)

On February 14, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $17,984 in exchange for a convertible promissory note in the aggregate amount of $17,000 plus accrued interest thereon of $984. The note had a maturity date of February 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 211,188 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $17,984 and accrued interest thereon of $102, thereby extinguishing the note.

On February 14, 2018, in terms of an additional payment made by Strategic IR to GS Capital Partners, LLC to settle outstanding early settlement penalties and interest thereon, related to the convertible note mentioned above, the Company issued a convertible promissory note in the aggregate principal amount of $7,610. The note had a maturity date of February 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 89,367 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $7,610 and accrued interest thereon of $43, thereby extinguishing the note.

On February 15, 2018, in terms of a Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the aggregate principal amount of $72,969 to Strategic IR. The note had a maturity date of February 15, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The proceeds of the convertible note was used to purchase $50,000 of the principal of the Crown Bridge Capital Partners note dated August 14, 2017 plus accrued interest thereon of $1,994 and early settlement penalty of $20,975.

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

The balance of the note plus accrued interest at June 30, 2018 was $23,048.

On October 31, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of October 20, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

On January 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $30,000 to Viktoria Akhmetova. The note had a maturity date of January 31, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On April 18, 2018, in terms of a conversion notice received, the Company issued 235,691 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $30,000 plus accrued interest thereon of $329, thereby extinguishing the note.

On February 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $37,000 to Viktoria Akhmetova. The note had a maturity date of February 26, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On April 18, 2018, in terms of a conversion notice received, the Company issued 292,325 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $37,000 plus accrued interest thereon of $616, thereby extinguishing the note.

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

The balance of the note plus accrued interest at June 30, 2018 was $29,979.

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

The balance of the note plus accrued interest at June 30, 2018 was $4,213.

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

The balance of the note plus accrued interest at June 30, 2018 was $11,364.

Crown Bridge Partners LLC

On August 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to Crown Bridge Partners. The note had a maturity date of August 14, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

On February 15, 2018, the Company repurchased $50,000 of the principal outstanding plus accrued interest thereon of $1,994, after paying an early settlement penalty of $20,975 out of the proceeds of a note issued to Strategic IR.

On March 6, 2018, Crown Bridge Partners converted $9,501of the principal outstanding into equity at a conversion price of $0.0685 per share for an aggregate 146,000 shares of common stock. On April 5, 2018, Crown Bridge Partners converted $9,356 of the principal outstanding into equity at a conversion price of $0.0616 per share for an aggregate of 160,000 shares of common stock. On June 19, 2018, Crown Bridge Partners converted the remaining principal of $6,143, together with interest thereon of $3,293, at a conversion price of $0.1002 per share for an aggregate of 94,183 shares of common stock, thereby extinguishing the note.

On February 27, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $55,000 to Crown Bridge Partners. The note has a maturity date of February 27, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

The balance of the note plus accrued interest at June 30, 2018 was $20,017 net of unamortized discount of $36,466.

On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $26,000 to Crown Bridge Partners. The note has a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

The balance of the note plus accrued interest at June 30, 2018 was $3,616 net of unamortized discount of $22,652.

On June 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $26,000 to Crown Bridge Partners. The note has a maturity date of June 12, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

The balance of the note plus accrued interest at June 30, 2018 was $1,385 net of unamortized discount of $24,718.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

BOBA Management

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on August 31, 2017 with the Company to BOBA Management. The note had an aggregate principal amount of $88,847 and accrued interest thereon of $1,071. The note had a maturity date of August 31, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

On March 26, 2018, in terms of a debt purchase agreement entered into with Power Up lending Group, the Company issued Boba Management Corp a new note with as principal sum of $65,513. The note had a maturity date of March 26, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On April 18, 2018, in terms of a conversion notice received, the Company issued 511,571 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $65,313 plus accrued interest thereon of $316, thereby extinguishing the note.

On March 26, 2018, in terms of a Securities Purchase Agreement, the Company issued a Convertible Promissory Note in the aggregate principal amount of $31,618 to BOBA Management Corp. The note had a maturity date of March 26, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion was received. The proceeds of the convertible note were used to pay early settlement penalties and fees associated with the Power Up lending note above.

On April 18, 2018, in terms of a conversion notice received, the Company issued 246,899 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $31,618 plus accrued interest thereon of $152, thereby extinguishing the note.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on October 3, 2017 with the Company to BOBA Management. The note had an aggregate principal amount of $48,880 and accrued interest thereon of $236. The note had a maturity date of October 3, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

Anna Mosk

On January 9, 2018, in terms of an assignment agreement entered into with Power Up Lending Group, the Company issued a Convertible Promissory Note in the aggregate principal amount of $86,329 to Anna Mosk. The note had a maturity date of January 9, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 13, 2018, in terms of a conversion notice received, the Company issued 1,021,745 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $86,329 and accrued interest thereon of $1,173, thereby extinguishing the note.

616796 BC Ltd.

On June 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $50,000 to 616796 BC, Ltd. The note had a maturity date of June 20, 2019 and a coupon of 8% per annum. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On June 20, 2018, in terms of a conversion notice received, the Company issued 302,480 shares of common stock at a conversion price of $0.1653 in settlement of the principal of $50,000, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 8 above and note 14 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at June 30, 2018 and June 30, 2017 and $2,271,913 and $118,472 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2018
Conversion price	$0.08 to 0.25
Risk free interest rate	1.78 to 2.63%
Expected life of derivative liability	9 to 12 months
Expected volatility of underlying stock	176.4 to 230.55%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2018	December 31, 2017

Opening balance	$3,277,621	$113,074
Derivative financial liability arising from convertible note	1,163,933	2,834,413
Fair value adjustment to derivative liability	(2,271,913)	330,134
Closing balance	$2,169,641	$3,277,621

10	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 83,415,544 and 56,207,424 shares of common stock as of June 30, 2018 and December 31, 2017, respectively.

In terms of various debt conversion notices received between January 17, 2018 and June 21, 2018, the Company issued an aggregate of 26,972,325 shares of common stock in settlement of $2,191,935 of convertible notes, resulting in a net loss on conversion of $3,458,238.

On June 6, 2018, 115,795 of the commitment shares issued to Labrys Fund, LLP, were recorded as issued as the Company had not repaid the note by the due date of June 16, 2018. The remaining 115,796 commitment shares were returned to the Company and were cancelled.

On June 29, 2018, in terms of a share option plan recently implemented by the Company, 120,000 restricted shares were issued to a director as compensation for services rendered.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of June 30, 2018.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c)	Warrants

The warrants outstanding and exercisable at June 30, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	2.26		6,219,200
$0.20	2,308,513	2.00		2,308,513

	8,527,713	2.19	$0.51	8,527,713	$0.51

The warrants outstanding have an intrinsic value of $461,703 and $0 as of June 30, 2018 and December 31, 2017, respectively.

c)	Stock option plan

On June 18, 2018, the Company established its 2018 Stock Incentive Plan. The purpose of the plan is to promote the interests of the Company and the stockholders of the Company by providing directors, officers, employees and consultants of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The plan terminates after a period of ten years in June 2028.

The Plan is administered by the Board of Directors or a Committee appointed by the Board of Directors who have the authority to administer the Plan and to exercise all the powers and authorities either specifically granted to it under the Plan.

The maximum number of securities available under the plan is 8,000,000 shares of common stock. The maximum number of shares of common stock awarded to any individual during any fiscal year may not exceed 1,000,000 shares of common stock.

On June 29, 2018, the Company granted a director 120,000 shares of restricted common stock in terms of the Stock Incentive Plan. These shares were valued at $49,200 on the date of grant and were vested immediately. The number of securities available under the plan as of June 30, 2018 is 7,880,000 shares of common stock.

11	REVENUE

Revenue is derived from the following sources:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales of services	$1,670,208	$995,976	$3,113,315	$1,797,668
Payment processing fees	16,450	7,334	21,744	17,394
Kiosk sales	11,117	—	11,117	113,921
Other	3,988	13,848	20,375	15,485
	$1,701,763	$1,017,158	$3,166,551	$1,944,468

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Shares issued for services	$34,739	$—	$34,739	$—
Incentive stock awards	49,200	—	49,200	—
	$83,939	$—	$83,939	$—

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months and six months ended June 30, 2018 and 2017, all convertible debt and warrants, were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three Months and six months ended June 30, 2018 (Shares)	Three Months and six months ended June 30, 2017 (Shares)

Convertible debt	5,828,930	7,398,202
Warrants	8,527,713	8,381,466
	14,356,643	15,779,668

14	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE TO RELATED PARTIES

	Interest	Maturity	June 30,	December 31,
Description	Rate	Date	2018	2017

Gibbs International Holdings – Equipment funding	36%	On demand	$379,789	294,620
Vladimir Skigin – Equipment funding	36%	On demand	71,281	55,295
Vladimir Skigin	18%	September 13, 2018	50,983	—
Notes payable – Related parties			$502,053	$349,915

Interest expense totaled $32,898 and $0 for the three months ended June 30, 2018 and 2017, respectively and $102,646 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

Gibbs has indicated a penalty interest is due on the loan, which has been provided for by the Company.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

LOANS PAYABLE TO RELATED PARTIES (continued)

Vladimir Skigin

Vladimir Skigin has personally advanced the Company equipment funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

●	Vladimir Skigin (“Skigin”) – Equipment funding

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

As per Gibbs note above, a penalty interest rate has been provided for on the loan.

●	Vladimir Skigin

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $49,941 to Vladimir Skigin. The note has a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

The balance of the note plus accrued interest at June 30, 2018 was $50,983.

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Convertible notes payable to related parties consists of the following:

						June 30,	December 31,
						2018	2017
Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	Balance, net	Balance, net

Delinvest Commercial, LTD	15%	December 16, 2018	20,000	2,796	—	22,796	21,307
	15%	December 26, 2018	54,123	7,340	—	61,463	57,437

Gibbs International Holdings	15%	December 16, 2018	52,494	7,334	—	59,828	55,924

Cobbolo Limited	15%	December 26, 2018	53,438	7,247	—	60,685	56,710
	15%	December 26, 2018	52,959	7,182	—	60,141	56,202

Vladimir Skigin	8%	January 22, 2018	—	—	—	—	105,034
	8%	October 10, 2018	—	—	—	—	36,395
	8%	September 28, 2018	—	—	—	—	64,809
	8%	January 6, 2018	—	—	—	—	102,245
	8%	February 10, 2018	—	—	—	—	29,675

Beverly Pacific Holdings	8%	March 9, 2018	—	—	—	—	86,411
	8%	November 6, 2017	—	—	—	—	187,041

Total convertible notes payable			$233,014	$31,899	$—	$264,913	$859,190

Interest expense, together with amortized debt discount totaled $7,968 and 6,748 for the three months ended June 30, 2018 and 2017, respectively and $515,579 and $6,748 for the six months ended June 30, 2018 and 2017, respectively.

The 15% convertible notes above have a fixed conversion price of $0.20 per common share.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES (continued)

Alex Motorin

Alex Motorin is the principal of Delinvest Commercial LTD. Mr. Motorin is considered to be a related party as his shareholding and that of the Companies under his control exceeds 5%.

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

The balance of the note plus accrued interest at June 30, 2018 was $22,796.

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

The balance of the note plus accrued interest at June 30, 2018 was $61,463.

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings. Mr. Gibbs is considered to be a related party due to his shareholding and the shareholding under his control in the company exceeds 5%.

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

The balance of the note plus accrued interest at June 30, 2018 was $59,828.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has also personally advanced the Company inventory and other funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

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

The balance of the note plus accrued interest at June 30, 2018 was $60,685.

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

The balance of the note plus accrued interest at June 30, 2018 was $60,141.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES (continued)

Vladimir Skigin

●	Vladimir Skigin

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on July 26, 2017 with the Company to Vladimir Skigin. The Note had an aggregate principal amount of $117,000 and accrued interest thereon of $2,334. The note had a maturity date of January 22, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

On October 11, October 12 and October 26, 2017, the Company received three installments of $50,000 each from Vladimir Skigin totaling $150,000 and issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to him. The note had a maturity date of October 10, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note within the first 180 days at a premium of 110% of the sum of the accrued interest and principal. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On March 7, 2018, in terms of a conversion notice received on January 22, 2018, the Company, after increasing its authorized share capital, issued 2,070,459 shares of common stock at a conversion price of $0.074 in settlement of the principal of $150,000 plus accrued interest thereon of $3,124, thereby extinguishing the note.

On October 25, 2017 in terms of an agreement entered into, Strategic IR assigned a note entered into on September 28, 2017 with the Company to Vladimir Skigin. The note had an aggregate principal amount of $246,000 and accrued interest thereon of $1,456. The note has a maturity date of September 28, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

On October 25, 2017 in terms of an agreement entered into, Strategic IR assigned a note entered into on October 3, 2017, with the Company to Vladimir Skigin. The note had an aggregate principal balance of $100,000 and accrued interest thereon of $4,427. The note had a maturity date of January 6, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES (continued)

Vladimir Skigin

●	Vladimir Skigin

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

On October 25, 2017, in terms of an agreement entered into, Anna Mosk, the principal of Strategic IR, assigned a note entered into on October 23, 2017 to Vladimir Skigin. The note had an aggregate principal balance of $33,000 and accrued interest thereon of $1,324. The note had a maturity date of February 10, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

Beverly Pacific Holdings

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 18, 2017 with the Company to Beverly Pacific Holdings. The note had an aggregate principal balance of $100,000 and accrued interest thereon of $5,041. The note had a maturity date of March 9, 2018 and a coupon of eight percent per annum. The Company had the right to prepay the note, provided it makes a payment to the Purchaser as set forth in the note through the maturity date. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 150 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the last two lowest trading bid prices during the fifteen trading days prior to conversion.

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

The future minimum lease installments under the office facility lease agreement as of June 30, 2018 are $30,393 for the year ended December 31, 2018 and $40,524 for the period ended December 16, 2019, subject to exchange rate fluctuations.

16	SUBSEQUENT EVENTS

Convertible notes

On July 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power up Lending Group, Ltd. The note has a maturity date of April 30, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 25, 2018, the Company repaid a Convertible Promissory note in the aggregate principal amount of $68,000 issued to Power Up Lending Group, Ltd., together with interest and a prepayment penalty thereon for gross proceeds of $95,361.

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments, Inc. The note has a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $26,000 to Crown Bridge Partners. The note has a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

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

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the six months ended June 30, 2018 we generated net revenues of $3,166,551 as compared to $1,944,468 for the six months ended June 30, 2017, an increase of $1,222,083 or 62.8%. For the years ended December 31, 2017 and 2016, we generated net revenues of $3,941,273 and $2,691,896, respectively, from our operations in Mexico, a 46.4% increase. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues, the national lottery’s Pronosticos and others. As of June 30, 2018, Qpagos Corporation deployed over 239 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of June 30, 2018 and 2017, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017

Net revenue

Net revenues in our Mexican operations were $1,701,763 and $1,017,158 for the three months ended June 30, 2018 and 2017, respectively, an increase of $684,605 or 67.3%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN33,064,715 from MXN 18,874,012 for the three months ended June 30, 2018 and 2017, respectively, an increase of MXN 14,190,703 or 75.2%. The increase in revenue in MXN terms is primarily due to an increase in the amount of prepaid airtime sold of MXN 13,970,648 and an increase in kiosk sales of MXN 216,000, no kiosks were sold during the prior period. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.5556 to $19.4297 or 4.5%, which results in a lower revenue growth in US $ terms of $80,163.

Cost of goods sold

Cost of goods sold in our Mexican operations were $1,597,393 and $1,004,901 for the three months ended June 30, 2018 and 2017, respectively, an increase of $592,492 or 59.0%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 31,036,853 from MXN 18,646,580 for the three months ended June 30, 2018 and 2017, respectively, an increase of MXN 12,390,273 or 66.5%. The increase in cost of sales in MXN terms is primarily due to the increase in the amount of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $9,259 and $9,354, for the three months ended June 30, 2018 and 2017, respectively, a decrease of $95. The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.5556 to $19.4297 or 4.5%, which results in a lower cost of sales in US $ terms of $75,248.

Gross profit

Gross profit in our Mexican operations was $104,370 and $12,257 for the three months ended June 30, 2018 and 2017, respectively, an increase of $92,113 or 751.5%. The components of gross (loss) profit include the following:

●

Gross profit on sales of services was $102,534 and $11,254, for the three months ended June 30, 2018 and 2017, respectively, an increase of $91,280 or 811.1%. The increase in gross profit was due to the increased volume in sales at minimal incremental operating costs.

●	Gross profit on kiosk sales was $9,074 and $0 for the three months ended June 30, 2018 and 2017, respectively, an increase of $9,074. No kiosks were sold during the prior period.
●	Commissions earned on services was $16,450 and $10,357 for the three months ended June 30, 2018 and 2017, respectively, an increase of $6,093 or 58.8% due to an increase in volume of commission generating sales.
●	Other gross profit includes other cost of sales expense of $18,417 and $10,825 for the three months ended June 30, 2018 and 2017, respectively, an increase of $7,592 or 70.1%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the quarter, trends in this expense are not easily identifiable as the majority of the repair work in on a needs only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $9,259 and $9,354 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $95 or 1.0%.

General and administrative expenses

General and administrative expenses were $584,364 and $489,879 for the three months ended June 30, 2018 and 2017, respectively, an increase of $94,485 or 19.3%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.

The general and administrative expenditure in Mexico decreased to MXN 3,304,299 ($170,064) from MXN 3,472,451 ($187,137) for the three months ended June 30, 2018 and 2017, respectively, a decrease of MXN 168,152 ($17,073) or 4.8%. The decrease is primarily due to lower salary costs and a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the three months ended June 30, 2018 and 2017 was $414,300 and $302,742, respectively, an increase of $111,558 or 36.8%, primarily due to stock-based compensation expense for shares issued to a director of $49,200 and a commitment fee of $34,739 for shares issued to a convertible note holder.

Depreciation and amortization

Depreciation and amortization expense was $12,347 and $21,681 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $9,334 or 43.1%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other expense

Other expense was $981,356 and $7,683 for the three months ended June 30, 2018 and 2017, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $641,096 of convertible notes were converted to equity.

Interest expense, net

Interest expense was $565,717 and $330,107 for the three months ended June 30, 2018 and 2017, respectively, an increase of $235,610 or 71.4%. The increase consists primarily of the amortization of debt discount on convertible notes of $478,874 and $297,736 for the three months ended June 30, 2018 and 2017, respectively, an increase of $181,138 due to the increase in funding through convertible notes during the past year and interest expense of $86,843 (including penalty interest of $21,139) and $13,411 for the three months ended June 30, 2018 and 2017, respectively, an increase of $73,432 primarily due to the larger aggregate loan balance over the prior period.

Derivative liability movements

Derivative liability movements were $(259,419) and $366,242 for the three months ended June 30, 2018 and 2017, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2018, the increase in the charge during the current period is primarily due to an increase in the period end share price of the Company.

Foreign currency gain

The foreign currency loss was $163,293 and a gain of $97,475 for the three months ended June 30, 2018 and 2017, respectively, an increase in loss of $260,768. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the weakness in the Mexican Peso during the current period.

Net loss

We incurred a net loss of $2,462,126 and $373,376, for the three months ended June 30, 2018 and 2017, respectively, an increase of $2,088,750 or 559.4%, primarily due to the increase in loss realized on debt conversions, the increase in mark- to-market losses on the derivative liabilities and the increase in the amortization of debt discount and interest expense on convertible promissory notes and other loans, during the current period, as discussed above.

Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017

Net revenue

Net revenues in our Mexican operations were $3,166,551 and $1,944,468 for the six months ended June 30, 2018 and 2017, respectively, an increase of $1,222,083 or 62.8%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 60,510,027 from MXN 36,822,655 for the six months ended June 30, 2018 and 2017, respectively, an increase of MXN 23,687,372 or 64.3%. The increase in revenue in MXN terms is primarily due to an increase in the amount of prepaid airtime sold of MXN 24,504,614 and a decrease in kiosk sales of MXN 2,088,757. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.2876 to $19.0944 or 4.4%, which results in a lower revenue growth in US $ terms of $142,250.

Cost of goods sold

Cost of goods sold in our Mexican operations were $3,118,060 and $1,858,353 for the six months ended June 30, 2018 and 2017, respectively, an increase of $1,259,707 or 67.8%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 59,529,132 from MXN 35,165,654 for the six months ended June 30, 2018 and 2017, respectively, an increase of MXN 24,363,478 or 69.3%. The increase in cost of sales in MXN terms is primarily due to the increase in the amount of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $19,164 and $18,322 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $842 The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.2876 to $19.0944 or 4.4%, which results in a lower cost of sales in US $ terms of $137,104.

Gross profit

Gross profit in our Mexican operations was $48,491 and $86,115 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $37,624 or 43.7%. The components of gross profit include the following:

●	Gross profit on sales of services was $48,931 and $38,748, for the six months ended June 30, 2018 and 2017, respectively, an increase of $10,183 or 26.3%. The increase in gross profit was due to the increased volume in sales at minimal incremental operating costs.
●

Gross profit on kiosk sales was $4,989 and $58,818 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $53,829 due to the decrease in the number of kiosks sold over the prior period.

●	Commissions earned on services was $21,744 and $17,394 for the six months ended June 30, 2018 and 2017, respectively, an increase of $4,350 or 25.0% due to an increase in volume of commission generating sales.
●	Other gross profit includes other cost of sales expense of $28,383 and $26,008 for the six months ended June 30, 2018 and 2017, respectively, an increase of $2,375 or 9.1%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the six month period, trends in this expense are not easily identifiable as the majority of the repair work in on a needs only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $19,164 and $18,322 for the six months ended June 30, 2018 and 2017, respectively, an increase of $842 or 4.6%.

General and administrative expenses

General and administrative expenses were $1,144,442 and $947,465 for the six months ended June 30, 2018 a/nd 2017, respectively, an increase of $196,977 or 20.8%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.

The general and administrative expenditure in Mexico decreased to MXN 6,600,066 ($345,963) from MXN 7,491,417 ($394,775) for the six months ended June 30, 2018 and 2017, respectively, a decrease of MXN 891,351 ($48,812) or 11.9%. The decrease is primarily due to lower salary costs and a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the six months ended June 30, 2018 and 2017 was $798,478 and $552,691, respectively, an increase of $245,787 or 44.5%, primarily due to increase in capital raising fees of $136,973 due to the issue of several convertible notes during the current period; stock based compensation expense for shares issued to a director of $49,200; a commitment fee of $34,739 for shares issued to a convertible note holder; and an increase in audit related expenditure of $31,300 due to the timing of audit activity.

Depreciation and amortization

Depreciation and amortization expense was $24,753 and $38,473 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $13,720 or 35.7%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other expense

Other expense was $3,459,955 and $7,583 for the six months ended June 30, 2018 and 2017, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $2,191,935 of convertible notes were converted to equity.

Interest expense, net

Interest expense was $1,811,504 and $471,707 for the six months ended June 30, 2018 and 2017, respectively, an increase of $1,339,797 or 284.0%. The increase consists primarily of the amortization of debt discount on convertible notes of $1,622,457 and $411,298 for the six months ended June 30, 2018 and 2017, respectively, an increase of $1,211,159 due to the increase in funding through convertible notes during the past year and interest expense of $189,047 (including penalty interest of $21,139) and $49,005 for the six months ended June 30, 2018 and 2017, respectively, an increase of $140,042 primarily due to high interest bearing equipment loans and several high interest bearing loans and convertible loans outstanding during the current period.

Derivative liability movements

Derivative liability movements were $2,271,913 and $118,472 for the six months ended June 30, 2018 and 2017, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2018, the release of derivative liability during the current period is primarily due to the conversion of $2,191,935 of convertible debt to equity.

Foreign currency gain

The foreign currency loss was $(10,362) and a gain of $331,327 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $341,689. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the weakness in the Mexican Peso during the current period.

Net loss

We incurred a net loss of $4,130,612 and $929,314, for the six months ended June 30, 2018 and 2017, respectively, an increase of $3,201,298 or 344.5%, primarily due to the increase in loss realized on debt conversions, offset by the decrease in mark- to-market movements on the derivative liabilities and the increase in the amortization of debt discount and interest expense on convertible promissory notes and other loans, during the current period, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $17,518,803 through June 30, 2018 and incurred negative cash flow from operations of $947,383 for the six months ended June 30, 2018. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, repay our outstanding note obligations, which, as of June 30, 2018 totaled $2,022,064 in principal amount and accrued interest thereon, and take advantage of business opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. To date, we do not have any commitments for additional funding. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise and may have to significantly curtail our operations.

At June 30, 2018, we had cash of $99,997 and a negative working capital of $3,045,951, including a derivative liability of $2,169,641, after eliminating the derivative liability our working capital deficit is $876,310. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $947,383 and $650,802 in operating activities for the six months ended June 30, 2018 and 2017, respectively, an increase of $296,581 or 45.6%. The increase is primarily due to the operating losses generated over the current period.

We had minimal investment in property and equipment of $1,753 and $0 for the six months ended June 30, 2018 and 2017, respectively.

We funded our operations by utilizing our cash balances and raising an additional $1,113,491 through debt issuances, offset by the repayment of $93,000 of convertible debt during the period.

Subsequent to June 30, 2018 we raised an additional net proceeds of $183,000 through convertible debt funding of $189,000 and repaid a convertible note in the aggregate principal amount of $68,000 for gross proceeds of $95,361.

Other than amounts owed under convertible notes, we have minimal commitments which include the office facility lease agreement with a future commitment as of June 30, 2018 of $30,393 for the remainder of 2018 and $40,524 for 2019, subject to exchange rate changes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2018 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended June 30, 2018 in transactions that were not registered under the Securities Act.

On April 18, 2018, in terms of a conversion notice received from Viktoria Akhmetova, the Company issued 235,691 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $30,000 plus accrued interest thereon of $329, thereby extinguishing the note.

On April 18, 2018, in terms of a conversion notice received from Viktoria Akhmetova, the Company issued 292,325 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $37,000 plus accrued interest thereon of $616, thereby extinguishing the note.

On April 18, 2018, in terms of a conversion notice received from BOBA Management, the Company issued 511,571 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $65,313 plus accrued interest thereon of $316, thereby extinguishing the note.

On April 18, 2018, in terms of a conversion notice received from BOBA Management, the Company issued 246,899 shares of common stock at a conversion price of $0.1287 in settlement of the principal of $31,618 plus accrued interest thereon of $152, thereby extinguishing the note.

On April 18, 2018, in terms of a conversion notice received from GS Capital Partners, LLC, the Company issued 518,930 shares of common stock at a conversion price of $0.1150 in settlement of the principal of $56,000 plus accrued interest thereon of $3,682, thereby extinguishing the note.

On May 3, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to GS Capital Partners, LLC. The note has a maturity date of May 3, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On May 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $80,000 to GS Capital Partners, LLC. The note has a maturity date of May 11, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On May 14, 2018, the Company repaid a Power Up Lending Group convertible promissory note together with interest and early settlement penalty interest thereon for gross proceeds of $74,373.

On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $26,000 to Crown Bridge Partners. The note has a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

On May 24, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note has a maturity date of March 15, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On June 4, 2018, $40,000 of the outstanding principal of a JSJ Investments, Inc., convertible note was converted into 328,407 shares of common stock at a conversion price of $0.1218 per share. On June 21, 2018, the remaining $35,000 of the principal outstanding together with interest of $3,210 was converted into 288,943 shares of common stock at a conversion price of $0.1322 per share.

On June 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $26,000 to Crown Bridge Partners. The note has a maturity date of June 12, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

On June 14, 2018, $15,000 of the outstanding principal of the Labrys Fund LP convertible note was converted into 118,483 shares of common stock at a conversion price of $0.1266 per share. On June 20, 2018, a further $23,000 of the principal outstanding together with interest of $3,184 was converted into 199,269 shares of common stock at a conversion price of $0.1314 per share. Labrys Fund LP returned 115,796 of the commitment shares to the company and exercised the remaining 115,795 shares of common stock. On June 20, 2018, the remaining principal of $40,000 together with interest thereon of $44 was repaid.

On June 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $50,000 to 616796 BC, Ltd. The note has a maturity date of June 20, 2019 and a coupon of 8% per annum. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On June 20, 2018, in terms of a conversion notice received from 6167906 BC, Ltd., the Company issued 302,480 shares of common stock at a conversion price of $0.1653 in settlement of the principal of $50,000, thereby extinguishing the note.

On June 22, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to Labrys Fund, LP. The note has a maturity date of December 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On June 21, 2018, in terms of a conversion notice received from JSJ Investments, Inc., the Company issued 288,943 shares of common stock at a conversion price of $0.1322 in settlement of the principal of $35,000 plus accrued interest thereon of $3,210, thereby extinguishing the note.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended (“the Act”), for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuance.

The notes issued were issued pursuant to an exemption from registration provided by section 4(a)(2) of the Act, each purchaser represented that it was an accredited investor as defined in Regulation D and was acquiring the note for investment purposes only, and not with a view toward resale.

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

QPAGOS

Date: August 14, 2018	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)