Form 10-Q
period 2018-09-30
QPAGOS
filed 2018-11-14
CIK 1591913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically, every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 84,202,187 shares of common stock, $0.0001 par value per share as of November 14, 2018.

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

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

September 30, 2018

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
Assets	(unaudited)

Current Assets
Cash	$40,253	$19,028
Accounts receivable	34,927	59,628
Inventory	496,555	504,794
Recoverable IVA taxes and credits	296,975	215,990
Other current assets	401,627	288,687
Total Current Assets	1,270,337	1,088,127

Non-Current Assets
Plant and equipment, net	156,179	160,301
Intangibles, net	93,167	125,417
Investment	3,000	3,000
Other assets	11,155	6,950
Total Non-Current Assets	263,501	295,668
Total Assets	$1,533,838	$1,383,795

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$494,971	$446,032
Loans payable	221,775	—
Loans payable - Related parties	129,527	349,916
Convertible debt, net of unamortized discount of $813,013 and $652,563, respectively	625,002	724,776
Convertible debt - Related parties, net of unamortized discount of $361,492 and $338,709 respectively	321,611	859,190
Derivative liability	2,031,121	3,277,621
IVA and other taxes payable	17,502	7,178
Advances from customers	172,995	119,597
Total Current Liabilities	4,014,504	5,784,310

Total Liabilities	4,014,504	5,784,310

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 83,792,313 and 56,207,424 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	8,380	5,620
Additional paid-in-capital	14,316,702	8,494,502
Accumulated deficit	(17,246,258)	(13,388,191)
Accumulated other comprehensive income	440,510	487,554
Total Stockholders’ Deficit	(2,480,666)	(4,400,515)
Total Liabilities and Stockholders’ Deficit	$1,533,838	$1,383,795

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net Revenue	$1,944,466	$931,318	$5,111,017	$2,889,458

Cost of Goods Sold	1,931,715	935,033	5,049,774	2,807,058

Gross profit (loss)	12,751	(3,715)	61,243	82,400

General and administrative	437,506	682,207	1,581,949	1,629,674
Depreciation and amortization	12,488	17,311	37,241	55,784
Total Expense	449,994	699,518	1,619,190	1,685,458

Loss from Operations	(437,243)	(703,233)	(1,557,947)	(1,603,058)

Other expense	(51,020)	(39,272)	(3,510,974)	(46,855)
Interest expense, net	(517,779)	(792,676)	(2,329,283)	(1,264,383)
Derivative liability movements	1,169,205	165,196	3,441,118	283,668
Foreign currency gain (loss)	109,382	(27,825)	99,019	303,504
Profit (Loss) before Provision for Income Taxes	272,545	(1,397,810)	(3,858,067)	(2,327,124)

Provision for Income Taxes	—	—	—	—

Net income (loss)	$272,545	$(1,397,810)	$(3,858,067)	$(2,327,124)

Net income (loss) Per Share - Basic	$0.00	$(0.03)	$(0.05)	$(0.04)
Net income (loss) Per Share – Diluted	$0.00	$(0.03)	$(0.05)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic	83,554,285	55,736,849	76,006,930	55,555,930
Weighted Average Number of Shares Outstanding - Diluted	97,762,968	55,736,849	76,006,930	55,555,930

Other Comprehensive (loss) gain
Foreign currency translation adjustment	(133,770)	18,397	(47,044)	(269,935)

Total Comprehensive gain (loss)	138,775	(1,379,413)	(3,905,111)	(2,597,059)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2018 TO SEPTEMBER 30, 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of January 1, 2018	—	$—	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)

Conversion of debt to equity	—	—	27,349,094	2,736	5,738,285	—	—	5,741,021

Stock based compensation	—	—	120,000	12	49,188	—	—	49,200

Shares issued for services	—	—	115,795	12	34,727	—	—	34,739

Translation adjustment	—	—	—	—	—	—	(47,044)	(47,044)

net loss	—	—	—	—	—	(3,858,067)	—	(3,858,067)

Balance as of September 30, 2018	—	$—	83,792,313	$8,380	$14,316,702	$(17,246,258)	$440,510	$(2,480,666)

See notes to unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,858,067)	(2,327,124)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	31,108	80,648
Amortization expense	32,250	32,250
Derivative liability movements	(3,441,118)	(283,667)
Amortization of debt discount	2,011,383	1,148,429
Loss on conversion of debt to equity	3,510,041	44,464
Convertible notes issued for services	(221,820)	—
Shares issued for services	34,739	—
Stock based compensation	49,200	—
Changes in Assets and Liabilities
Accounts receivable	27,001	(23,195)
Inventory	32,737	(304,605)
Recoverable IVA taxes and credits	(68,389)	136,240
Other current assets	(96,632)	(80,227)
Other assets	(3,759)	(398)
Accounts payable and accrued expenses	46,383	55,205
IVA and other taxes payable	9,715	(191,068)
Advances from customers	46,209	75,176
Interest accruals	178,481	77,138
CASH USED IN OPERATING ACTIVITIES	(1,680,538)	(1,560,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,244)	(367)
NET CASH USED IN INVESTING ACTIVITIES	(19,244)	(367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	267,491	—
Proceeds from short term notes and convertible notes	1,833,912	1,619,149
Proceeds from short term notes and convertible notes - related parties	—	369,915
Repayment of convertible notes	(279,818)	(235,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,821,585	1,754,064

Effect of exchange rate changes on cash and cash equivalents	(100,578)	(231,618)

NET INCREASE (DECREASE) IN CASH	21,225	(38,655)
CASH AT BEGINNING OF PERIOD	19,028	46,286
CASH AT END OF PERIOD	$40,253	$7,631

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$48,818	$57,172

NON CASH INVESTING AND FINANCING ACTIVITIES
Notes payable including interest thereon converted to convertible notes payable	$(405,735)	$(592,623)
Convertible notes payable arising from conversion of notes payable	$(221,820)	$592,623
Conversion of convertible debt to equity	$5,741,021	$100,145

See notes to the unaudited condensed consolidated financial statements

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2017, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Changes to the Disclosure Requirements for Fair Value Measurement.

The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

Removals

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.

2.	The policy for timing of transfers between levels.

3.	The valuation processes for Level 3 fair value measurements.

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

1.	In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.

The Company does not anticipate that the implementation of this guidance would have a material impact on the Company.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements (continued)

In August , the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal – Use Software (Subtopic 350-40).

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this Update.

The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity (customer) in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or postimplementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed as the activities are performed.

The amendments in this Update also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. The entity also is required to apply the existing impairment guidance in Subtopic 350-40 to the capitalized implementation costs as if the costs were long-lived assets. The amendments in this Update clarify that the capitalized implementation costs related to each module or component of a hosting arrangement that is a service contract are also subject to the guidance in Subtopic 360-10 on abandonment.

The amendments in this Update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities.

The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

The Company does not anticipate that the implementation of this guidance would have a material impact on the Company.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements (continued)

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities.

Under the amendments in this Update, a private company (reporting entity) may elect not to apply Variable Interest Entity (“VIE”) guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities. The accounting alternative provides an accounting policy election that a private company will apply to all current and future legal entities under common control that meet the criteria for applying this alternative. In other words, the alternative cannot be applied to select common control arrangements that meet the criteria for applying this accounting alternative. If the alternative is elected, a private company should continue to apply other consolidation guidance, particularly the voting interest entity guidance, unless another scope exception applies.

Under the accounting alternative, a private company should provide detailed disclosures about its involvement with and exposure to the legal entity under common control. Effectively, the amendments in this Update expand the private company alternative provided by Accounting Standards Update No. 2014-07, Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements, not to apply the VIE guidance to qualifying common control leasing arrangements. Because the private company accounting alternative in this Update applies to all common control arrangements that meet specific criteria and not just leasing arrangements, the amendments in Update 2014-07 are superseded by the amendments in this Update.

Decision-Making Fees

Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE.

For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities are required to apply the amendments in this Update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The Company does not anticipate that the implementation of this guidance would have a material impact on the Company.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

i)	Reporting by segment

No segmental information is required as the Company currently only has one segment of business, providing physical and virtual payment services in the Mexican Market.

j)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2018 and December 31, 2017, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2018 and December 31, 2017, cash balances in the United States did not exceed the federally insured limit.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months and nine months ended September 30, 2018 and December 2017.

l)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at September 30, 2018 and December 31, 2017.

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

All of the Company’s intangible assets are subject to amortization. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired, the Company recognizes an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

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

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $17,246,258 as of September 30, 2018 and has not generated sufficient revenue to cover its operating expenditures, raising substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues. In addition, the Company intends to raise additional equity or loan funds to meet its short term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	INVENTORY

Inventory consisted of the following:

	September 30, 2018	December 31, 2017

Kiosks and accessories	$496,555	$504,794
	$496,555	$504,794

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	September 30, 2018	December 31, 2017

Kiosks	$296,380	$263,709
Computer equipment	77,439	73,448
Office equipment	10,408	9,911
Leasehold improvement	9,040	8,608
Total cost	393,267	355,676
Less: accumulated depreciation and amortization	(237,088)	(195,375)
Plant and equipment, net	$156,179	$160,301

Depreciation expense totaled $8,959 and $16,301 for the three months ended September 30, 2018 and 2017, respectively, and $31,108 and $80,648 for the nine months ended September 30, 2018 and 2017, respectively.

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

Intangibles consisted of the following:

	September 30, 2018	December 31, 2017

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(121,833)	(89,583)
Intangibles, net	$93,167	$125,417

Amortization expense was $10,750 and $10,750 for the three months ended September 30, 2018 and 2017, respectively, and $32,250 and $32,250 for the nine months ended September 30, 2018 and 2017, respectively.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE

Loans payable consist of the following:

	Interest	Maturity	September 30,	December 31,
Description	Rate	Date	2018	2017

Strategic IR	—		168,000	—

Viktoria Akhmetova	18%	January 11, 2019	53,775	—

Notes payable			$221,775	$—

Strategic IR

Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum and matures on February 10, 2019. The note may be prepaid at anytime without premium or penalty.

Viktoria Akhmetova

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019.

The balance of the note plus accrued interest at September 30, 2018 was $53,775.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

						September 30,	December 31,
						2018	2017
	Interest			Accrued	Unamortized	Balance,	Balance,
Description	rate	Maturity Date	Principal	interest	debt discount	net	net

Power Up Lending Group	8%	April 20, 2018	—	—	—	—	54,017
	8%	June 30, 2018	—	—	—	—	25,034
	8%	August 30, 2018	—	—	—	—	9,165
	8%	October 30, 2018	—	—	—	—	—
	8%	January 15, 2019	—	—	—	—	—
	8%	March 15,2019	63,000	1,781	(32,856)	31,925	—
	8%	April 30, 2019	63,000	994	(47,028)	16,966	—

Labrys Fund, LP	8%	June 14, 2018	—	—	—	—	7,577
	8%	August 12, 2018	—	—	—	—	—
	8%	December 22, 2018	150,000	3,288	(68,033)	85,255	—

JSJ Investments, Inc.	8%	November 29, 2018	—	—	—	—	7,101
	8%	July 26, 2019	100,000	1,447	(81,918)	19,529

GS Capital Partners, LLC	8%	May 22, 2018	—	—	—	—	23,112
	8%	June 16, 2018	—	—	—	—	65,909
	8%	May 3, 2019	105,000	3,452	(61,849)	46,603	—
	8%	May 11, 2019	80,000	2,490	(48,877)	33,613	—
	8%	August 14, 2019	150,000	1,545	(130,685)	20,860	—
	8%	August 14, 2019	150,000	625	(141,543)	9,082	—
	8%	September 19, 2019	70,698	170	(68,567)	2,301	—

	8%	September 19, 2019	33,252	80	(32,250)	1,082	—

Strategic IR	15%	December 8, 2018	10,000	1,815	—	11,815	10,693
	15%	December 8, 2018	20,164	3,646	—	23,810	21,548
	15%	December 26, 2018	53,740	9,320	—	63,060	57,031
	15%	December 26, 2018	115,535	20,037	—	135,572	122,610
	8%	October 23, 2018	—	—	—	—	2,709
	8%	January 9, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 15, 2019	—	—	—	—	—

Viktoria Akhmetova	15%	December 8, 2018	20,164	3,646	—	23,810	21,548
	8%	October 20, 2018	—	—	—	—	10,893
	8%	August 24,2018	—	—	—	—	41,782
	8%	September 18, 2018	—	—	—	—	20,234
	8%	September 26, 2018	—	—	—	—	5,387
	8%	January 31, 2019	—	—	—	—	—
	8%	February 26, 2019	—	—	—	—	—

Joseph W and Patricia G Abrams	15%	December 10, 2018	26,247	4,724	—	30,971	28,027
	15%	January 27, 2019	3,753	602	—	4,355	3,379

Roman Shefer	15%	December 24, 2018	10,000	1,742	—	11,742	10,621

Crown Bridge Partners, LLC	8%	August 14, 2018	—	—	—	—	30,846
	8%	February 27, 2019	37,475	2,503	(15,401)	24,577	—
	8%	May 14, 2019	27,500	838	(17,027)	11,311	—
	8%	June 12, 2019	27,500	663	(19,212)	8,951	—
	8%	July 26, 2019	27,500	398	(22,527)	5,371	—
	8%	August 31, 2019	27,500	181	(25,240)	2,441	—

BOBA Management	8%	August 31, 2018	—	—	—	—	30,768
	8%	October 3, 2018	—	—	—	—	12,155
	8%	December 24, 2017	—	—	—	—	102,630
	8%	March 26, 2019	—	—	—	—	—
	8%	March 26, 2019	—	—	—	—	—

Anna Mosk	8%	January 9, 2019	—	—	—	—	—

616796BC Ltd.	8%	June 20, 2019	—	—	—	—	—

Total convertible notes payable			$1,372,028	$65,987	$(813,013)	$625,002	$724,776

Interest expense, together with amortized debt discount totaled $396,478 and $641,495 for the three months ended September 30, 2018 and 2017, respectively and $1,748,183 and $1,108,782 for the nine months ended September 30, 2018 and 2017, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended September 30, 2018 and 2017 was $621,950 and $385,862, respectively, and for the nine months ended September 30, 2018 and 2017 was $1,785,883 and $238,507 respectively.

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

On September 14, 2017, the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group Ltd. The note had a maturity date of June 30, 2018 and the Company had agreed to pay interest on the unpaid principal balance of the note at the rate of eight percent per annum from the date on which the note was issued until the same became due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company had the right to prepay the note in terms of agreement. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the purchaser during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 58% of the average lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. On March 26, 2018, in terms of a debt purchase agreement entered into with Boba Management Corp., the $63,000 convertible note plus accrued interest thereon of $2,513 was exchanged for a new note with a principal sum of $65,513 bearing interest at 8% per annum with the maturity date extended to March 26, 2019.

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

On January 24, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $68,000 to Power Up Lending Group LTD. The note had a maturity date of October 30, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On July 25, 2018, the Company repaid the convertible promissory note together with interest and early settlement penalty interest thereon for gross proceeds of $95,402.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Group Ltd. (continued)

On March 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $68,000 to Power Up Lending Group LTD. The note had a maturity date of January 15, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On September 21, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners LLC, the convertible note issued to Power Up Lending Group LTD of $68,000 plus accrued interest thereon of $2,698 was exchanged for a new note with a principal sum of $70,698 bearing interest at 8% per annum with the maturity date extended to September 19, 2019.

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

The balance of the note plus accrued interest at September 30, 2018 was $31,925, net of unamortized discount of $32,856.

On July 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note has a maturity date of April 30, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $16,966, net of unamortized discount of $47,028.

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

On February 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,000 to Labrys Fund, LP. The note has a maturity date of August 12, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 440,000 shares of common stock as a commitment fee valued at $70,400. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note. As a result, management has concluded that it was probable that the shares would be returned and therefore the value of the 440,000 shares was not recorded. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On August 14, 2018, $18,000 of the principal together with interest of $3,520 was converted into 170,769 shares of common stock at a conversion price of $0.126 per share. On the same day the balance of the principal of $70,000 was repaid thereby extinguishing the note.

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

The balance of the note plus accrued interest at September 30, 2018 was $85,255, net of unamortized discount of $68,033.

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

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments, Inc. The note had a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $19,529, net of unamortized discount of $81,918.

GS Capital Partners, LLC

On May 22, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to GS Capital Partners, LLC., (“GS Capital”). The note had a maturity date of May 22, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On November 11, 2017, GS Capital converted $20,000 of the principal amount of the convertible note into equity at a conversion price of $0.1023 per share for an aggregate 203,516 shares of common stock. On December 13, 2017, GS Capital converted a further $20,000 of the principal amount of the convertible note into equity at a conversion price of $0.1240 per share for an aggregate 168,466 shares of common stock. On January 17, 2018, GS Capital converted a further $18,000 principal, plus accrued interest thereon of $939 of the convertible note into equity at a conversion price of $0.0778 per share for an aggregate 243,400 shares of common stock. On February 14, 2018, in terms of a debt purchase agreement entered into with Strategic IR, the remaining $17,000 convertible note plus accrued interest thereon of $984 was exchanged for a new note with a principal sum of $17,984 bearing interest at 8% per annum with the maturity date extended to February 14, 2019.

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

GS Capital Partners, LLC (continued)

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

The balance of the note plus accrued interest at September 30, 2018 was $46,603, net of unamortized discount of $61,849.

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

The balance of the note plus accrued interest at September 30, 2018 was $33,613, net of unamortized discount of $48,877.

On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $20,860 net of unamortized discount of $130,685.

 On September 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time after the six month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $9,082 net of unamortized discount of $141,543.

On September 19, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $33,252 for the payment of penalty interest and legal fees associated with the March 26, 2018 Power Up convertible note discussed above. The note has a maturity date of September 19, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes payment of a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the two lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $1,082 net of unamortized discount of $32,250.

On September 21, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners LLC, the convertible note issued to Power Up Lending Group LTD on March 26, 2018 of $68,000 plus accrued interest thereon of $2,698 was exchanged for a new note issued to GS Capital Partners LLC, with a principal sum of $70,698 bearing interest at 8% per annum with the maturity date extended to September 19, 2019. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $2,301, net of unamortized discount of $68,567.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares at a conversion price of $0.20 per share.

The balance of the note plus accrued interest at September 30, 2018 was $11,815.

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

The balance of the note plus accrued interest at September 30, 2018 was $23,810.

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

The balance of the note plus accrued interest at September 30, 2018 was $63,060.

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

The balance of the note plus accrued interest at September 30, 2018 was $135,572.

On October 23, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $14,298 to Strategic. The note had a maturity date of October 23, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion was received. On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 192,216 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $14,298 and accrued interest thereon of $7, thereby extinguishing the note.

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

The balance of the note plus accrued interest at September 30, 2018 was $23,810.

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

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on September 26, 2017 with the Company to Viktoria Akhmetova. The note had an aggregate principal amount of $20,000 and accrued interest thereon of $127. The note had a maturity date of September 26, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 270,453 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $20,000 plus accrued interest thereon of $127, thereby extinguishing the note.

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

The balance of the note plus accrued interest at September 30, 2018 was $30,971.

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

The balance of the note plus accrued interest at September 30, 2018 was $4,355.

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

The balance of the note plus accrued interest at September 30, 2018 was $11,742.

Crown Bridge Partners LLC

On August 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to Crown Bridge Partners. The note had a maturity date of August 14, 2018 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. On February 15, 2018, the Company repurchased $50,000 of the principal outstanding plus accrued interest thereon of $1,994, after paying an early settlement penalty of $20,975 out of the proceeds of a note issued to Strategic IR. On March 6, 2018, Crown Bridge Partners converted $9,501 of the principal outstanding into equity at a conversion price of $0.0685 per share for an aggregate 146,000 shares of common stock. On April 5, 2018, Crown Bridge Partners converted $9,356 of the principal outstanding into equity at a conversion price of $0.0616 per share for an aggregate of 160,000 shares of common stock. On June 19, 2018, Crown Bridge Partners converted the remaining principal of $6,143, together with interest thereon of $3,293, at a conversion price of $0.1002 per share for an aggregate of 94,183 shares of common stock, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners LLC (continued)

On February 27, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $55,000 to Crown Bridge Partners. The note has a maturity date of February 27, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. On September 7, 2018, in terms of a conversion notice received, the Company issued 206,000 shares of common stock at a conversion price of $0.0875 in settlement of the principal of $17,525.

The balance of the note plus accrued interest at September 30, 2018 was $24,577 net of unamortized discount of $15,401.

On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

The balance of the note plus accrued interest at September 30, 2018 was $11,311 net of unamortized discount of $17,027.

On June 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of June 12, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

The balance of the note plus accrued interest at September 30, 2018 was $8,951 net of unamortized discount of $19,212.

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

The balance of the note plus accrued interest at September 30, 2018 was $5,371 net of unamortized discount of $22,527.

On August 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of August 31, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

The balance of the note plus accrued interest at September 30, 2018 was $2,441 net of unamortized discount of $25,240.

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

Certain of the short-term convertible notes disclosed in note 8 above and note 14 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at September 30, 2018 and September 30, 2017 and $3,441,118 and $283,668 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2018
Conversion price	$0.08 to 0.25
Risk free interest rate	1.78 to 2.81%
Expected life of derivative liability	3 to 12 months
Expected volatility of underlying stock	176.4 to 230.55%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2018	December 31, 2017

Opening balance	$3,277,621	$113,074
Derivative financial liability arising from convertible note	2,194,618	2,834,413
Fair value adjustment to derivative liability	(3,441,118)	330,134
Closing balance	$2,031,121	$3,277,621

10	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 83,792,313 and 56,207,424 shares of common stock as of September 30, 2018 and December 31, 2017, respectively.

In terms of various debt conversion notices received between January 17, 2018 and September 7, 2018, the Company issued an aggregate of 27,349,094 shares of common stock in settlement of $2,230,980 of convertible notes, resulting in a net loss on conversion of $3,510,039.

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

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of September 30, 2018.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c)	Warrants

The warrants outstanding and exercisable at September 30, 2018 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	2.00		6,219,200
$0.20	2,308,513	1.74		2,308,513

	8,527,713	1.94	$0.51	8,527,713	$0.51

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2018 and December 31, 2017, respectively.

c)	Stock option plan

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

On June 29, 2018, the Company granted a director 120,000 shares of restricted common stock in terms of the Stock Incentive Plan. These shares were valued at $49,200 on the date of grant and were vested immediately. The number of securities available under the plan as of September 30, 2018 is 7,880,000 shares of common stock.

11	REVENUE

Revenue is derived from the following sources:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Sales of services	$1,900,838	$924,573	$5,014,153	$2,735,913
Payment processing fees	75	3,138	21,818	20,532
Kiosk sales	27,219	—	38,336	113,921
Other	16,334	3,607	36,710	19,092
	$1,944,466	$931,318	$5,111,017	$2,889,458

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Shares issued for services	$—	$—	$34,739	$—
Incentive stock awards	—	—	49,200	—
	$—	$—	$83,939	$—

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

For the three months ended September 30, 2018, the calculation of diluted income per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net income per share	$272,545	83,554,285	$-

Effect of dilutive securities
Warrants	-	-
Convertible debt	310,852	14,208,683

Diluted earnings per share
Net income per share	$583,397	97,762,968	$-

For the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, all convertible debt and warrants, were excluded from the computation of diluted net loss per share, as the result would have been anti-dilutive. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Nine months ended September 30, 2018 (Shares)	Three Months and nine months ended September 30, 2017 (Shares)

Convertible debt	17,102,973	21,491,850
Warrants	8,527,713	8,527,713
	25,630,686	30,019,563

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE TO RELATED PARTIES

	Interest	Maturity	September 30,	December 31,
Description	Rate	Date	2018	2017

Gibbs International Holdings – Equipment funding	36%	On demand	$—	294,620
Vladimir Skigin – Equipment funding	36%	On demand	76,299	55,296
Vladimir Skigin	18%	January 11, 2019	53,228	—
Notes payable – Related parties			$129,527	$349,916

Interest expense totaled $25,279 and $0 for the three months ended September 30, 2018 and 2017, respectively and $135,854 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Jimmy Gibbs

Jimmy Gibbs is the principal and has control over Gibbs Investment Holdings and Gibbs International Holdings. Mr Gibbs is considered to be a related party due to his shareholding and the shareholding under his control in the company exceeds 5%.

●	Gibbs International Holdings (“Gibbs”) – Inventory funding

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs. In terms of the agreement entered into with Gibbs, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. On August 20, 2018 the principal of $294,620 together with accrued interest of $111,115 was converted to a convertible promissory note of $405,735.

Vladimir Skigin

Vladimir Skigin has personally advanced the Company equipment funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

●	Vladimir Skigin (“Skigin”) – Equipment funding

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs, Skigin funded a portion of the kiosks and accessories purchased under the same terms and conditions of the agreement entered into with Gibbs. In terms of the agreement, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. The amount has not been paid to date. The agreement does not provide for any default provisions and management is currently negotiating the terms of repayment with Skigin. A penalty interest rate has been provided for on the loan.

The balance of the note plus accrued interest at September 30, 2018 was $76,299.

●	Vladimir Skigin

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $49,941 to Vladimir Skigin. The note has a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019.

The balance of the note plus accrued interest at September 30, 2018 was $53,228.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Convertible notes payable to related parties consists of the following:

						September 30,	December 31,
	Interest			Accrued		2018	2017
Description	rate	Maturity Date	Principal	interest	Unamortized debt discount	Balance, net	Balance, net

Delinvest Commercial, LTD	15%	December 16, 2018	20,000	3,551	—	23,551	21,307
	15%	December 26, 2018	54,123	9,386	—	63,509	57,437

Gibbs International Holdings	15%	December 16, 2018	52,494	9,319	—	61,813	55,924
	8%	August 31, 2019	405,735	3,646	(361,492)	47,889	—

Cobbolo Limited	15%	December 26, 2018	53,438	9,268	—	62,706	56,710
	15%	December 26, 2018	52,959	9,184	—	62,143	56,202

Vladimir Skigin	8%	January 22, 2018	—	—	—	—	105,034
	8%	October 10, 2018	—	—	—	—	36,395
	8%	September 28, 2018	—	—	—	—	64,809
	8%	January 6, 2018	—	—	—	—	102,245
	8%	February 10, 2018	—	—	—	—	29,675

Beverly Pacific Holdings	8%	March 9, 2018	—	—	—	—	86,411
	8%	November 6, 2017	—	—	—	—	187,041

Total convertible notes payable			$638,749	$44,354	$(361,492)	$321,611	$859,190

Interest expense, together with amortized debt discount totaled $56,698 and $135,514 for the three months ended September 30, 2018 and 2017, respectively and $413,168 and $144,198 for the nine months ended September 30, 2018 and 2017, respectively.

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

The balance of the note plus accrued interest at September 2018 was $23,551.

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

The balance of the note plus accrued interest at September 30, 2018 was $63,509.

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

The balance of the note plus accrued interest at September 30, 2018 was $61,813.

Effective August 20, 2018, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $294,620, together with accrued interest thereon of $111,115, totaling $405,735, for a convertible note, principal amount of $405,735, with a coupon of 8% per annum and maturing on August 31, 2019.  The Company has the right to prepay the note within 180 days without penalties. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the note plus accrued interest at September 30, 2018 was $47,889 net of unamortized discount of $361,492.

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

The balance of the note plus accrued interest at September 30, 2018 was $62,706.

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

The balance of the note plus accrued interest at September 30, 2018 was $62,143.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES (continued)

Vladimir Skigin (continued)

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

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES (continued)

Vladimir Skigin (continued)

●	Vladimir Skigin (continued)

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

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note dated August 31, 2017, it had purchased from JSJ Investments to Beverly Pacific Holdings. The note had an aggregate principal outstanding of $176,000 together with interest thereon of $11,041. The note had a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company had the right to prepay the note within 180 days of its issue date. After the 180 days, the Company had no right to prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 2,513,321 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $186,000 plus accrued interest thereon of $11,041, thereby extinguishing the note.

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

The future minimum lease installments under the office facility lease agreement as of September 30, 2018 are $10,131 for the year ended December 31, 2018 and $40,524 for the period ended December 16, 2019, subject to exchange rate fluctuations.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	SUBSEQUENT EVENTS

Convertible notes

On October 8, 2018 Crown Bridge Partners LLC issued a notice of conversion whereby $15,759 consisting of $15,259 of principal and $500 of fees on a convertible note issued on February 27, 2018 was converted to 206,000 shares of common stock at a conversion price of $.0765 per share. The company made a loss on conversion of $31,621.

On October 8, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments Inc. The note has a maturity date of October 8, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note prior to maturity in accordance with penalty provisions set forth in the note. The outstanding principal amount of the note plus interest and any default interest is convertible at any time after the pre-payment date at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 8. 2018, Qpagos S.A.P.I de C.V. entered into a joint venture agreement with Surelty Inc. (“Surelty”) and incorporated a separate entity; Surelty Mexico S.A. de C.V (“Surelty Mexico”). Qpagos S.A.P.I de C.V. owns 49.9% of the outstanding equity of Surelty Mexico and Surelty owns the remaining 50.1% of the outstanding equity. Surelty Mexico operates in the short term secured micro loan business with 30 day terms and maximum loans of MXN 4,000 (approximately $200).

On October 9, 2018, GS Capital Partners LLC issued a notice of conversion whereby $23,058 consisting of $22,968 of principal and $91 of accrued interest on a convertible note issued on September 19, 2018 was converted to 203,874 shares of common stock at a conversion price of $0.1131 per share. The company made a loss on conversion of $20,775.

On October 16, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of October 16, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

On October 25, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $300,000 to Labrys Fund LP. The note has a maturity date of April 25, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On November 2, 2018, the Company repaid 50% of the GS Capital convertible note with a principal balance of $105,000 entered into on May 3, 2018 for gross proceeds of $70,356 including interest and early settlement penalty thereon.

On November 5, 2018, in terms of a debt purchase agreement entered into between Alex Pereira and GS Capital Partners, the remaining principal amount owing to GS Capital Partners under the convertible promissory note entered into on May 3, 2018, of $52,500 including accrued interest thereon of $2,106, was purchased by Alex Pereira.

On November 5, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $19,250 to Alex Pereira. The note has a maturity date of November 5, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note prior to maturity in accordance with penalty provisions set forth in the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest trading price during the previous ten (10) trading days.

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

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the nine months ended September 30, 2018 we generated net revenues of $5,111,017 as compared to $2,889,458 for the nine months ended September 30, 2017, an increase of $2,221,559 or 76.9%. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues, the national lottery’s Pronosticos and others. As of September 30, 2018, Qpagos Corporation deployed over 239 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of September 30, 2018 and 2017, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017

Net revenue

Net revenues in our Mexican operations were $1,944,466 and $931,318 for the three months ended September 30, 2018 and 2017, respectively, an increase of $1,013,148 or 108.8%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN36,862,307 from MXN16,597,642 for the three months ended September 30, 2018 and 2017, respectively, an increase of MXN20,264,665 or 122.1%. The increase in revenue in MXN terms is primarily due to an increase in the amount of prepaid airtime sold of MXN19,566,097 and an increase in kiosk sales of MXN516,000, no kiosks were sold during the prior period. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $17.8127 to $18.9575 or 6.4%, which results in a lower revenue growth in US $ terms of $124,968.

Cost of goods sold

Cost of goods sold in our Mexican operations were $1,931,715 and $935,033 for the three months ended September 30, 2018 and 2017, respectively, an increase of $996,682 or 106.6%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN36,620,575 from MXN16,663,859 for the three months ended September 30, 2018 and 2017, respectively, an increase of MXN19,956,716 or 119.8%. The increase in cost of sales in MXN terms is primarily due to the increase in the amount of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $7,220 and $9,740, for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2,520. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $17.8127 to $18.9575 or 6.4%, which results in a lower cost of goods sold growth in US $ terms of $124,149.

Gross profit (loss)

Gross profit (loss) in our Mexican operations was $12,751 and $(3,715) for the three months ended September 30, 2018 and 2017, respectively, an increase of $16,466 or 443.2%. The components of gross (loss) profit include the following:

●

Gross profit on sales of services was $1,657 and $10,543, for the three months ended September 30, 2018 and 2017, respectively, a decrease of $8,886 or 84%. The decrease in gross profit was due lower margins earned on a higher volume of airtime sold.

●	Gross profit on kiosk sales was $19,382 and $0 for the three months ended September 30, 2018 and 2017, respectively, an increase of $19,382. No kiosks were sold during the prior period.
●	Other gross profit includes other cost of sales expense (income) of ($1,068) and $11,264 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $12,332 or 109.4%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the quarter, trends in this expense are not easily identifiable as the majority of the repair work in on a need only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $7,220 and $9,740 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2,520 or 26%.

General and administrative expenses

General and administrative expenses were $437,506 and $682,207 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $244,701 or 35.9%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.	The general and administrative expenditure in Mexico decreased to MXN3,196,018 ($168,588) from MXN3,407,886 ($191,221) for the three months ended September 30, 2018 and 2017, respectively, a decrease of MXN211,868 ($22,633) or 6.2%. The decrease is primarily due to lower salary costs and a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the three months ended September 30, 2018 and 2017 was $268,918 and $490,986, respectively, a decrease of $222,068 or 45.2%, primarily due to a decrease in debt raising fees of $149,908, and decrease in legal fees of $54,849.

Depreciation and amortization

Depreciation and amortization expense was $12,488 and $17,311 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $4,823 or 28%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other expenses

Other expenses were $51,020 and $39,272 for the three months ended September 30, 2018 and 2017, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 34% to 55% below current market prices. During the current period, $39,045 of convertible notes were converted to equity.

Interest expense, net

Interest expense was $517,779 and $792,676 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $274,897 or 35%. The decrease consists primarily of the amortization of debt discount on convertible notes of $388,123 and $721,430 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $333,307 due to the decrease in funding through convertible notes during the past year and interest expense of $52,696 (including penalty interest of $23,689).

Derivative liability movements

Derivative liability movements were $1,169,205 and $165,196 for the three months ended September 30, 2018 and 2017, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2018.

Foreign currency gain (loss)

The foreign currency gain (loss) was $109,382 and ($27,825) for the three months ended September 30, 2018 and 2017, respectively, a movement of $137,207. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the strengthening of the Mexican Peso against the US$ during the current period.

Net profit (loss)

We incurred a net profit (loss) of $272,545 and ($1,397,810), for the three months ended September 30, 2018 and 2017, respectively, an increase of $1,670,355 or 119.5%, primarily due to the increase in mark- to-market gains on the derivative liabilities, a decrease in interest expense on convertible promissory notes and other loans, during the current period, offset by an increase in the amortization of debt discount, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017

Net revenue

Net revenues in our Mexican operations were $5,111,017 and $2,889,458 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $2,221,559 or 76.9%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN97,372,334 from MXN53,673,996 for the nine months ended September 30, 2018 and 2017, respectively, an increase of MXN43,698,338 or 81.4%. The increase in revenue in MXN terms is primarily due to an increase in the amount of prepaid airtime sold of MXN43,742,203 offset by a decrease in kiosk sales of MXN1,424,228. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $18.9274 to $19.0473. or 0.6%, which results in a lower revenue growth in US $ terms of $32,382.

Cost of goods sold

Cost of goods sold in our Mexican operations were $5,049,774 and $2,807,058 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $2,242,716 or 79.9%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN96,149,707 from MXN52,083,211 for the nine months ended September 30, 2018 and 2017, respectively, an increase of MXN44,066,496 or 84.6%. The increase in cost of sales in MXN terms is primarily due to the increase in the amount of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $26,385 and $28,062 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $1,677. The average US $ exchange rate has strengthened against the MXN over the prior period, from $18.9274 to $19.0473 or 0.6%, which results in a lower cost of sales in US $ terms of $31,994.

Gross profit

Gross profit in our Mexican operations was $61,243 and $82,400 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $21,157 or 25.7%. The components of gross profit include the following:

●	Gross profit on sales of services was $50,588 and $49,291, for the nine months ended September 30, 2018 and 2017, respectively, an increase of $1,297 or 3%. The increase in gross profit was due to the increased volume in sales at minimal incremental operating costs.
●	Gross profit on kiosk sales was $24,371 and $58,818 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $34,447 due to the decrease in the number of kiosks sold over the prior period.
●	Other gross profit includes other cost of sales expense of $12,668 and $37,272 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $24,604 or 66.0%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the nine month period, trends in this expense are not easily identifiable as the majority of the repair work in on a needs only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $26,385 and $28,062 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $1,677 or 6.0%.

General and administrative expenses

General and administrative expenses were $1,581,949 and $1,629,674 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $47,725 or 2.9%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.	The general and administrative expenditure in Mexico decreased to MXN9,796,084 ($514,552) from MXN10,899,304 ($585,997) for the nine months ended September 30, 2018 and 2017, respectively, a decrease of MXN1,103,220 ($71,445) or 10.1%. The decrease is primarily due to lower salary costs and a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the nine months ended September 30, 2018 and 2017 was $1,067,397 and $1,043,676, respectively, an increase of $23,721 or 2.3%, primarily due to increase in capital raising fees of $12,826 due to the issue of several convertible notes during the current period; stock based compensation expense for shares issued to a director of $49,200; offset by savings incurred due to a concerted effort to reduce admin costs.

Depreciation and amortization

Depreciation and amortization expense was $37,241 and $55,784 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $18,543 or 33.2%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other expense

Other expense was $3,510,474 and $46,855 for the nine months ended September 30, 2018 and 2017, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 34% to 55% below current market prices. During the current period, $2,230,980 of convertible notes were converted to equity.

Interest expense, net

Interest expense was $2,329,283 and $1,264,383 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $1,064,900 or 84.2%. The increase consists primarily of the amortization of debt discount on convertible notes of $2,011,383 and $1,148,430 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $862,953 due to the increase in funding through convertible notes during the past year and interest expense of $185,857 (including penalty interest of $45,827) and $104,550 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $81,307 primarily due to high interest bearing equipment loans and several high interest bearing loans and convertible loans outstanding during the current period.

Derivative liability movements

Derivative liability movements were $3,441,118 and $283,668 for the nine months ended September 30, 2018 and 2017, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2018, the release of derivative liability during the current period is primarily due to the conversion of $2,230,980 of convertible debt to equity.

Foreign currency gain

The foreign currency gain was $99,019 and $303,504 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $204,485. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the gradual improvement of the Mexican Peso against the US Dollar during the current period.

Net loss

We incurred a net loss of $3,858,067 and $2,327,124, for the nine months ended September 30, 2018 and 2017, respectively, an increase of $1,530,943 or 65.8%, primarily due to the increase in loss realized on debt conversions, the increase in the amortization of debt discount and interest expense on convertible promissory notes and other loans, during the current period, offset by the decrease in mark- to-market movements on the derivative liabilities as discussed above.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant net losses during the nine months ended September 30, 2018 of $3,858,067 and $2,327,124 for the nine months ended September 30, 2017. We incurred an accumulated deficit of $17,246,258 through September 30, 2018 and net cash used in operating activities was $1,680,538 for the nine months ended September 30, 2018 compared to net cash used in operating activities of $1,560,734 for the nine months ended September 30, 2017. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

Based on our current cash levels and our current rate of cash requirements, we will need to increase revenue and/ or raise additional capital and/or further reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, repay our outstanding note obligations, which, as of September 30, 2018 totaled $2,472,420 in principal amount and accrued interest thereon, and take advantage of business opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. To date, we do not have any commitments for additional funding. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise and may have to significantly curtail our operations.

At September 30, 2018, we had cash of $40,253 and a negative working capital of $2,744,167, including a derivative liability of $2,031,121, after eliminating the derivative liability our working capital deficit is $713,047. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $1,680,538 and $1,560,734 in operating activities for the nine months ended September 30, 2018 and 2017, respectively, an increase of $119,804 or 7.7%. The increase is primarily due to the operating losses generated over the current period.

We had minimal investment in property and equipment of $19,244 and $367 for the nine months ended September 30, 2018 and 2017, respectively.

We funded our operations by utilizing our cash balances and raising an additional $2,101,403 through debt issuances, offset by the repayment of $279,818 of convertible debt during the period.

Subsequent to September 30, 2018 we raised an additional net proceeds of $413,250 through convertible debt funding of $446,750.

Other than amounts owed under convertible notes, we have minimal commitments which include the office facility lease agreement with a future commitment as of September 30, 2018 of $10,131 for the remainder of 2018 and $40,524 for 2019, subject to exchange rate changes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2018 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended September 30, 2018 in transactions that were not registered under the Securities Act.

On July 20, 2018, we issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note has a maturity date of April 30, 2019 and a coupon of eight percent (8%) per annum. We have the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 62% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 26, 2018, we issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of July 26, 2019 and a coupon of 8% per annum. We have the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On July 26, 2018, we issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments, Inc. The note had a maturity date of July 26, 2018 and a coupon of 8% per annum. We have the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On August 14, 2018, in terms of a conversion notice received from Labrys Fund LLP, $18,000 of principal together with interest of $3,520 was converted into 170,769 shares of common stock at a conversion price of $0.126 per share.

On August 14, 2018, we issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. We have the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of our common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On August 20, 2018, we exchanged a note issued to Gibbs International Holdings with a principal amount of $294,620, together with accrued interest thereon of $111,115, totaling $405,735, for a convertible note, principal amount of $405,735, with a coupon of 8% per annum and maturing on August 31, 2019.  We have the right to prepay the note within 180 days without penalties. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On August 31, 2018, we issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of August 31, 2019 and a coupon of 8% per annum. We have the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On September 7, 2018, in terms of a conversion notice received from Crown Bridge Partners, we issued 206,000 shares of common stock at a conversion price of $0.0875 in settlement of the principal of $17,525.

On September 11, 2018, we issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time after the six month anniversary of the note, at the election of the holder into shares of our common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On September 19, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, we issued a convertible promissory note in the aggregate amount of $33,252 in exchange for a convertible promissory note in the aggregate amount of $28,302 plus legal fees of $4,950. The note has a maturity date of September 19, 2019 and a coupon of 8% per annum. We have the right to prepay the note, provided it makes payment of a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 65% of the two lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On September 19, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, we issued a convertible promissory note in the aggregate amount of $70,698 in exchange for a convertible promissory note with a principal amount of $68,000 plus accrued interest of $2,698. The note has a maturity date of September 19, 2019 and a coupon of 8% per annum. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 65% of the two lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On September 21, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners LLC, a convertible note of $68 000 plus accrued interest thereon of $2,698 was exchanged for a new note with Power up Lending group with a principal sum of $70,698 bearing interest at 8% per annum with the maturity date extended to September 19, 2019. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of our common stock at a conversion price equal to 65% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)

3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 6, 2018)

10.1	Amendment, dated June 29, 2018, to Agreement to Organize and Operate a Joint Venture (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on July 2, 2018)

10.2	Amendment, dated July 16, 2018, to Agreement to Organize and Operate a Joint Venture (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on July 17, 2018)

10.3	Extension of Agreement to Organize and Operate a Joint Venture dated August 17, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on August 24, 2018)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QPAGOS

Date: November 14, 2018	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)