Form 10-K
period 2018-12-31
QPAGOS
filed 2019-04-09
CIK 1591913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2018

or

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2018, (the last business day of the registrants most recently completed second quarter) was approximately $26,870,670 based on $0.40, the price at which the registrant’s common stock was last sold on June 29, 2018.

As of April 5, 2019, the issuer had 114,041,100 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business”, and Part II, Item 7”, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Qpagos,” refer to Qpagos and its subsidiaries. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 109 million mobile subscribers in Mexico, 85% of which are under prepaid plans, the mobile sector was a $13 billion business in 2017 as reported by the Competitive Intelligence Unit (the “CIU”). We believe that there is opportunity for growth in the Mexican market and we have expanded to service providers beyond the mobile telephone operators to service providers of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the end of the 2018 our platform had integrated over 150 such services, including the National Lottery’s; Pronosticos.

Our primary strategy in Mexico to date has been the attraction of service providers, the sale of kiosks into various verticals such as the financial, retail, transportation and government sectors, as well as the deployment of kiosks through Redpag Electrónicos S.A.P.I. de C.V., our kiosk management subsidiary. During the years ended December 31, 2018 and 2017, we generated net revenues of $7,936,273 and $3,941,273, respectively, an increase of $3,995,000 or 101.4% from our operations in Mexico. Our primary source of revenue are commissions and fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales, transaction fees and software development. We currently have in excess of 150 service providers integrated into our payment gateway, which includes all major mobile phone providers in Mexico as well as most utility companies, such as gas, water, electricity and the like, financial services, entertainment services, as well as government payments for 12 of the 32 states. As of December 31, 2018, QPAGOS had deployed over 239 kiosks and terminals and service an additional 440 kiosks of an independent distributor. QPAGOS kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, municipalities, education centers, shopping malls, in large and small cities as well as rural towns. QPAGOS kiosks have the advantage that they can connect with QPAGOS payments platform via LAN, Wi-Fi or mobile data, thus are operational wherever there is mobile connectivity which in Mexico covers over 90% of the 120 million population.

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

QPagos, S.A.P.I. de C.V. was formed to process payment transactions for service providers it contracts with as well as provide electronic payment solutions to multiple clients in several industry segments including retail, financial transportation and government; and Redpag Electrónicos S.A.P.I. de C.V. was formed to deploy and operate kiosks as a distributor of Qpagos.

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

On May 12, 2016, Qpagos Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QPAGOS and QPAGOS Merge, Inc., a Delaware corporation and wholly owned subsidiary of QPAGOS (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016 Qpagos Corporation and Merger Sub merged (the “Merger”), and Qpagos Corporation continued as the surviving corporation of the Merger and became a wholly owned subsidiary of QPAGOS. As a result of the Merger, each outstanding share of Qpagos Corporation common stock was converted into the right to receive two shares of QPAGOS common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement, we issued, and Qpagos Corporation stockholders received in a tax-free exchange, shares of our common stock such that Qpagos Corporation stockholders owned approximately 91% of our company immediately after the Merger. In addition, each outstanding warrant of Qpagos Corporation was assumed by us and converted into a warrant to acquire a number of shares of our common stock equal to twice the number of shares of common stock of Qpagos Corporation subject to the warrant immediately before the effective time of the Merger at an exercise price per share of Company common stock equal to 50% of the warrant exercise price for Qpagos Corporation common stock. There were no options outstanding in Qpagos Corporation prior to the merger.

On December 27, 2018 QPAGOS issued stock options to management, exercisable over 2,000,000 shares of common stock at an exercise price of $0.04 per share.

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

Our Strategy

Our mission is to leverage the experience and success of other global companies in our industry, and establish ourselves as the leading developer and supplier of state-of-the-art electronic payment solutions to Mexican merchants and service providers across all consumer segments, such as: fixed and mobile telephone operators, internet services providers, cable, entertainment, public and municipal services such as electricity, water and gas, financial and travel services. Our near-term strategy includes:

●	Positioning ourselves as the leading consumer payment solutions provider for all service providers that rely on electronic payments for their collection needs.

●	Establishing a successful distributor network based on a competitive distribution model for entrepreneurs that look at our self-service kiosks as a profitable business opportunity, as well as retail chains and retail banks that need to expedite electronic payments that are clogging teller lines through the assistance of self-service kiosks.

●	Developing customer-specific payment solutions that allow clients to enhance their customer experience by combining mobile and hardware interfaces, such as mobile wallets and self-service kiosks, into a seamless customer-centric eco-system.

Our Business Model

Our primary source of revenue are commissions and fees we receive for processing payments.

During 2018 we processed approximately 4,404,734 payment transactions, compared to 2,102,065 in 2017, an increase of 109.5%.

For the year ended December 31, 2018, these transactions generated $7,936,273 in net revenue, of which approximately $7,296,640 (2017: $3,343,833) is net revenue derived from the operations of QPagos S.A.P.I. de C.V. and $643,633 (2017: $597,440) is net revenue derived from the operations of Redpag. We earn a gross profit of approximately 4.7% (2017: 5.9%) on airtime sales on kiosks operated by Redpag and approximately 0.1% gross profit on wholesale operations by which we provide air time and services to other non-kiosk distributors. We also earn commissions on payment services we provide to end-users through our kiosks and kiosks operated by third parties. This fee is either a transactional based fee of between USD$0.50 and USD$0.75 per transaction or a percentage of the transaction value. Certain service providers require that we receive the entire fee solely from the customers.

Our customers buy kiosks or terminals from us for approximately $6,000. The customer retains a portion of the fees that we derive from the service providers for transactions performed at the kiosks. Typically, 65% to 70% of the fees we receive from service providers are shared with the agent that has purchased the kiosk, and we retain 30–35% of such fees.

In addition, for certain public areas, such as malls and shopping centers, government agencies and large retailers who want to monetize high traffic locations, we pay the space owner a rental fee, and revenue share a smaller percentage of the commission, typically 10%. We also generate monthly rental fees for collocating our kiosks in municipal offices and integrating their services into our platform.

Additionally, when a distributor integrates their services into Qpagos platform, such as a lending institution, for their transactions done at their kiosks we charge a transaction fee that may average $0.10, while that same transaction may generate up to $0.50 when done in other kiosks in Qpagos network.

Partners-Service Providers

Our current focus has been on the prepaid mobile telephone market. According to GSMA Intelligence, Inc. Q4 2017 in Mexico, 85% of the more than 110 million mobile connections are under prepaid programs, thus millions of people make payments into these plans on a frequent basis. We currently have integrated over 150 service providers, including all principal mobile operators in Mexico, major utilities and the national lottery system “Pronosticos”. Also, QPagos has integrated 10 of Mexico’s 32 states in its payment platform, and citizens of these states can now pay at our kiosks, municipal services, such as car registration, property taxes, traffic tickets, etc.

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

Our retail and institutional clients and prospects include large retail and convenience store chains, whose tellers are being congested by service payments and who would like to move these frequent transactions to the front of their stores. We have done field trials with a large financial institution that wants to expedite collections of their financial services as well as expand their hours of operation and geographic reach to reduce transaction costs and improve customer experience by reducing wait lines with our kiosks; and state, government and local municipalities that want to provide their citizens easy access to payments. We look forward to consolidating this market opportunity during 2019.

Research and Development Expenditure

We continuously develop our product offering and make technical improvements to our software, these expenses are incurred primarily as consulting fees paid to third party developers. In this area for example we have developed mobile applications to allow customers to access the same menu of service payments in our kiosks through their mobile devices as well as developing complex applications such as the National Lottery’s Pronosticos. We have spent approximately $150,000 and $80,000 for years ended December 31, 2018 and December 31, 2017 on   research and new product development.

Marketing

We participate in several local events and exhibitions and provide promotional materials to distributors and retailers. We have also engaged in public relations campaigns geared towards corporate and institutional businesses, which has resulted in several business meetings with large box retailers such as Walmart, OXXO, Casa Ley, 7-Eleven, Circle K and many others. We have participated frequently in the International Franchising Exhibition in Mexico City, Guadalajara, Puebla, Ciudad Juarez and Monterrey, and yearly in ANTAD’s Guadalajara Exhibition, the association that groups the country’s mayor retail chains.

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

Competition

The payment services industry is highly competitive, and our continued growth depends on our ability to compete effectively. Although we do not face direct competition in exactly the same line of business, as no major self-service electronic payment kiosk vendors with a payment platform exists in Mexico today, we do face competition from teller-assisted operations at a variety of financial and non-financial institutions. These include retail banks, convenience stores, retail chains and mom and pop stores that provide counter based payment services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network geographic coverage, accessibility, hours of operation, reliability and price. A significant number of our competitors have greater financial and marketing resources than we have, operate robust networks and could decide to develop their own self-service kiosks solutions instead of buying from Qpagos.

We believe that the most serious competition comes from brick and mortar locations since the bulk of the mobile top-up business is done at major retail chains such as Walmart, Soriana, Chedraui and convenience stores such as OXXO and 7-Eleven. For example, Monterrey-based OXXO, owned by Coca-Cola bottler FEMSA, with over 18,000 stores is the largest retailer network in Mexico with daily visits of over 8 million people. Because of this high concentration of customers, OXXO has become one of the primary destinations to top up prepaid phones as well as paying utility bills, receive their money transfers, deposit into bank accounts acquire cash from cards and other payment services; in fact company states that 80% of collections are towards payment services. These brick and mortar retailers are also our key target market as they are experiencing congestion at their physical teller operations and are exploring alternatives for expediting payments through the use of self-service kiosks. We are currently in dialogues with several of these retailers which want to address teller congestion caused by the large number of customers seeking to make bill payments at the teller which affects both their customers and their core business as a convenience store retailer.

Seasonality

Typically, we do not expect that our business will experience significant seasonality, except for the government sector where the first quarter of each year has much higher activity due to payment of taxes.

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

Employees

As of December 31, 2018, QPAGOS had 2 full time employees, which are its chief executive officer and chief operating officer, and 25 full-time contractors provided to it by an outsourcing company and designated to perform services for its Mexican subsidiaries Qpagos and Redpag. Qpagos Corporation had no part-time employees. None of these employees are subject to collective bargaining agreements. Qpagos Corporation does not have employment agreements with any employees other than its Chief Executive Officer, Gaston Pereira and its Chief Operating Officer, Andrey Novikov. See “Executive Compensation.” Qpagos Corporation also enters into consulting arrangements for IT and operational services.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Qpagos leases approximately 1,600 square feet in Mexico City at Paseo de la Reforma 404, where its corporate offices are located. The lease is for a term of 36 months with a three-month termination clause. The current lease commenced in December 16, 2016, expires in December 16, 2019 and provides for an aggregate annual rent of approximately $40,524 per annum. We also lease space on a month-to month basis for our data servers at a monthly rate of $1,766. In addition, Qpagos leases warehouse space on a month-to-month basis for $1,136 per month. We believe these facilities are in good condition and adequate to meet our current and anticipated requirements.

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

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From November 3, 2014 to July 4, 2016, our common stock has been traded on the OTC Pink Markets under the symbol “ASYP” but no trading took place during this time. Since July 5, 2016 our common stock has traded on the OTCQB and our symbol was changed to “QPAG” on June 2, 2016. The following table sets forth the high and low bid quotations for our common stock for the periods indicated.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2019	First Quarter	$0.02	$0.015
2018	First Quarter	$0.25	$0.133
	Second Quarter	$0.545	$0.18
	Third Quarter	$0.35	$0.195
	Fourth Quarter	$0.252	$0.04
2017	First Quarter	$0.55	$0.18
	Second Quarter	$0.49	$0.255
	Third Quarter	$0.44	$0.13
	Fourth Quarter	$0.41	$0.15

The last reported sale price of our common stock on the OTC Pink on April 5, 2019, was $0.017 per share. As of April 5, 2019, there were approximately 47 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 – Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2018 in transactions that were not registered under the Securities Act.

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

On October 9, 2018, GS Capital Partners LLC issued a notice of conversion whereby $23,059 consisting of $22,968 of principal and $91 of accrued interest on a convertible note issued on September 19, 2018 was converted to 203,874 shares of common stock at a conversion price of $0.1131 per share. The company made a loss on conversion of $20,775.

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

On October 19, 2018 Crown Bridge Partners LLC issued a notice of conversion whereby $14,940 consisting of $14,440 of principal and $500 of fees on a convertible note issued on February 27, 2018 was converted to 180,000 shares of common stock at a conversion price of $.083 per share. The company made a loss on conversion of $26,460.

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

On November 7, 2018, Alex Pereira issued a notice of conversion whereby $54,606 consisting of $52,500 of principal and $2,106 of accrued interest on a convertible note issued on May 3, 2018 was converted to 628,519 shares of common stock at a conversion price of $.087 per share. The company made a loss on conversion of $45,015.

On November 21, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power up Lending Group Ltd. The note has a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On November 29, 2018, Power up Lending Group LTD issued a notice of conversion whereby $10,000 consisting of $10,000 of principal on a convertible note issued on May 24, 2018 was converted to 153,139 shares of common stock at a conversion price of $0.0653 per share. The company made a loss on conversion of $6,080.

On November 30, 2018, Power up Lending Group LTD issued a notice of conversion whereby $15,000 consisting of $15,000 of principal on a convertible note issued on May 24, 2018 was converted to 233,281 shares of common stock at a conversion price of $0.0643 per share. The company made a loss on conversion of $10,428.

On December 12, 2018, Power up Lending Group LTD issued a notice of conversion whereby $18,000 consisting of $18,000 of principal on a convertible note issued on May 24, 2018 was converted to 280,811 shares of common stock at a conversion price of $0.0643 per share. The company made a loss on conversion of $11,485.

On December 17, 2018, Power up Lending Group LTD issued a notice of conversion whereby $15,000 consisting of $15,000 of principal on a convertible note issued on May 24, 2018 was converted to 403,226 shares of common stock at a conversion price of $0.0372 per share. The company made a loss on conversion of $12,661.

On December 21, 2018, Crown Bridge Partners LLC issued a notice of conversion whereby $10,934 consisting of $7,776 of principal, $2,658 of interest and $500 of fees on a convertible note issued on February 27, 2018 was converted to 436,477 shares of common stock at a conversion price of $.02505 per share. The company made a loss on conversion of $11,763.

On December 26, 2018, Labrys Fund LP issued a notice of conversion whereby $26,400 consisting of $20,384 of principal with accrued interest of $6,016 on a convertible note issued on June 22, 2018 was converted to 1,100,000 shares of common stock at a conversion price of $0.024 per share. The company made a loss on conversion of $30,800.

On December 27, 2018, GS Capital Partners LLC issued a notice of conversion whereby $21,008 consisting of $20,000 of principal with accrued interest of $1,008 on a convertible note issued on May 11, 2018 was converted to 857,828 shares of common stock at a conversion price of $0.02449 per share. The company made a loss on conversion of $15,449.

On December 31, 2018, Power up Lending Group LTD issued a notice of conversion whereby $7,520 consisting of $5,000 of principal with accrued interest of $2,520 on a convertible note issued on May 24, 2018 was converted to 293,750 shares of common stock at a conversion price of $0.0256 per share. The company made a loss on conversion of $4,230.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2018.

Item 6. Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our audited annual financial statements and the related notes thereto, each of which appear elsewhere in this Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “About Forward-Looking Statements” in this Report on Form 10-K. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of QPAGOS.

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

Our current focus is on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 110 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $13 billion business in 2017 as reported by the Competitive Intelligence Unit (the “CIU”). We believe that there is opportunity for growth in the Mexican market and has expanded to service providers beyond the mobile telephone operators to service provides of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more. Altogether as of the first quarter of 2018 our platform had integrated over 150 such services, including the National Lottery’s Pronosticos.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the years ended December 31, 2018 and 2017, we generated net revenues of $7,936,273 and $3,941,273, respectively, from our operations in Mexico, a 101.4% increase. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 150 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues and others. As of December 31, 2018, Qpagos Corporation deployed over 239 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements as of December 31, 2018 and 2017, of QPAGOS, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the years Ended December 31, 2018 and December 31, 2017

Net revenues were $7,936,273 and $3,941,273 for the year ended December 31, 2018 and 2017 respectively, an increase of $3,995,000 or 101.4%. Qpagos Corporation operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s revenue in Mexican Pesos increased to MXN 153,358,458 from MXN 74,516,037 for the year ended December 31, 2018 and 2017, respectively, an increase of MXN 78,842,421 or 105.8%. The increase in revenue in MXN terms is primarily due to an increase in the volume of prepaid airtime sold, directly attributable to the increased activity in its wholesale payments business and we also increased the number of our customers over the prior year. The average US$ exchange rate has strengthened against the MXN over the prior year, from $18.9066 to $19.2373 or 1.7%, which results in a lower revenue growth in US $ terms of approximately $175,099.

Cost of goods sold

Cost of goods sold was $7,867,557 and $3,913,953 for the years ended December 31, 2018 and 2017, respectively, an increase of $3,953,604 or 101.0%. Qpagos operates in Mexico and its functional currency is the Mexican Peso. Qpagos Corporation’s cost of sales in Mexican Pesos increased to MXN 151,987,736 from MXN 73,999,501 for the years ended December 31, 2017 and 2018, respectively, an increase of MXN 77,988,235 or 105.4%. The increase in cost of sales in MXN terms is primarily due to the increase in the volume of prepaid airtime sold which is directly attributable to the increased activity of its wholesale business during the current year. Cost of goods consists primarily of services acquired from third parties, such as prepaid air time and the cost of the kiosks and any retrofitted components. Also included in cost of sales is depreciation related to those kiosks that are used in the production of income. Depreciation expenses was $58,520 and $36,518, for the years ended December 31, 2018 and 2017, respectively, an increase of $22,002 or 60.2%. The average US $ exchange rate has strengthened against the MXN over the prior year, from $18.9066 to $19.2733 or 1.7%, which results in a lower cost of sales in US $ terms of approximately $171,315.

Gross profit

Gross profit was $68,716 and $27,320 for the years ended December 31, 2018 and 2017, respectively, an increase of $41,396 or 151.5%. Qpagos Corporations operates in Mexico and our functional currency is the Mexican Peso. The components of gross profit are as follows:

●	Gross profit on sales of services of $35,307 and $38,759, for the years ended December 31, 2018 and 2017, respectively, a decrease of $3,452. The decrease in gross profit is primarily due to the mix of our business shifting towards wholesale customers at lower margins and lower growth in our own managed kiosk business.

●	Gross profit on kiosk sales increased from a gross profit of $3,990 to a gross profit of $27,416 for the years ended December 31, 2017 and 2018, respectively, an increase of $23,426. The increase is primarily due to 8 kiosks being sold in 2018.

●

Gross (loss) profit other increased from a gross profit of $21,089 to a gross profit of $64,513 for the years ended December 31, 2017 and 2018, respectively, an increase of $43,424. The improvement in the gross profit is due to an increase in commissions earned on commission transactions, due to an increase in transaction volumes and ad-hoc kiosk maintenance.

●

Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $58,520 and $36,518, for the years ended December 31, 2018 and 2017, respectively, an increase of $22,002, primarily due to new kiosks deployed during the current year.

Total expenses

Total expenses were $2,574,177 and $2,268,522 for the years ended December 31, 2018 and 2017, respectively, an increase of $305,655 or 13.5%.

Total expenses consisted primarily of the following:

a.

General and administrative expenditure was $2,530,137 and $2,196,213 for the years ended December 31, 2018 and 2017, respectively, an increase of $333,924 or 15.2%. Qpagos Corporation has operations in Mexico and a US holding company presence which incurs some expenditure.

i.	The general and administrative expenditure in Mexico increased to MXN 20,173,479 from MXN 14,837,629 for the years ended December 31, 2018 and 2017, respectively, an increase of MXN 5,335,850 or 36.0%. The increase is primarily due to:

●	A provision raised against aged IVA receivables of MXN 3,663,039 which have been provided against until collectability is assured;
●	An impairment charge of MXN 424,373 raised against older kiosks which do not have the same features as the current kiosks;
●	A reduction in prepaid expenses of approximately MXN 2,216,475;
●	Offset by savings in various expense categories.

ii.

The general administrative expenses incurred by QPAGOS and Qpagos Corporation in the US, amounted to $1,491,905 and $1,411,392 for the years ended December 31, 2018 and 2017, respectively, an increase of $80,513 or 5.7%. The increase is primarily due to:

●	An increase in stock-based compensation expense of $131,781 related to the issue of 190,000 shares of common stock to a non-executive director as compensation for directors’ fees and the issue of options exercisable over 2,000,000 shares of common stock to our executive management during the year;
●	Investor relation fees of $33,311 and $7,600 for the years ended December 31, 2018 and 2017, respectively, an increase of $25,711 or 338%;
●	Audit fees of $118,668 and $84,867 for the years ended December 31, 2018 and 2017, respectively, an increase of $33,801 or 40%, primarily due to the complexity of our audit process;
●	An increase in travel and entertainment costs of $15,127, taxes and fees of $10,432, insurances of $7,026 and professional fees of $4,905 offset by;
●	Legal fees of $58,023 and $139,617 for the years ended December 31, 2018 and 2017, respectively, a decrease of $81,594 or 58%, primarily due to lower levels of legal activity on agreements and general corporate activities; and
●

Capital raising fees incurred on the issue of convertible notes, the repurchase of some of these notes and various professional fees associated with these notes of $255,412 and $303,407 for the years ended December 31, 2018 and 2017, respectively, a decrease of $47,995 or 15.8% due to a lower number of convertible notes issued during the year.

Other expense

Other expense was $3,732,371 and $166,432 for the years ended December 31, 2018 and 2017, respectively, an increase of $3,565,939. Other expense consisted of losses made on the conversion of debt to equity during the year at discounts to market prices, in terms of the various convertible note agreements entered into during the current year.

Interest expense, net

Interest expense, net was $3,059,573 and $2,071,781 for the years ended December 31, 2018 and 2017, respectively, an increase of $987,792 or 47.7%. The interest expense in the current year includes the amortization of non-cash debt discount of $2,637,656 (2017: $1,919,030) and interest expense of $344,613 (2017: $152,751), consisting of interest on notes payable and on the convertible notes, including penalty interest of $77,328 on early note settlements. The increase in debt discount and interest expense is primarily due to an increase in the number and amount of short-term convertible notes used primarily for working capital purposes. The debt discount is calculated at note inception based on the fair market value of the underlying equity of variably priced convertible notes and certain warrants.

Change in fair value of derivative liability

The change in fair value of derivative liabilities was $4,129,793 and $(330,134) for the years ended December 31, 2018 and 2017, respectively. The movements in derivative liabilities represents the mark-to-market of underlying conversion features of debt and warrant securities and is dependent on the market price of the Company’s stock and the volatility underpinning our stock.

Foreign currency gain

The foreign currency gain was $99,878 and $178,555 for the years ended December 31, 2018 and 2017, respectively, a decrease of $78,677 or 44.1%. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to a lower value of net liabilities denominated in foreign currencies and the weakness of the Mexican Peso against the US$ during the current year.

Net loss

We incurred a net loss of $5,067,734 and $4,630,994, for the years ended December 31, 2018 and 2017, respectively, an increase of $436,740 or 9.4%, primarily due to the provisions raised against IVA(VAT) receivables of $187,157, the increase in Mexican General and administrative expenses discussed above and the increase in other expenses and interest expense, offset by the derivative liability movement in the current year, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $18,455,925 through December 31, 2018 and incurred negative cash flow from operations of $1,734,320 and $1,907,581 for the years ended December 31, 2018 and 2017, respectively. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

At December 31, 2018, we had cash of $71,294 and a working capital deficit of $3,532,258 (2017: $4,696,183). Although this shows an improvement on the 2017 working capital position, we believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

During the year ended December 31, 2018, the Company raised $267,491 in notes payable and a further $2,021,867 of short-term convertible debt from the issuance of debt securities, to fund the operations of the business. During 2018, $2,461,705 in convertible loans were exchanged for 4,976,905 shares of common stock.

Subsequent to December 31, 2018 we raised the following additional funds:

●	On February 4, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $96,000 to GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum.

●	On March 4, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $96,000 to GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum.

●	On March 29, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to JSJ Investments, Inc. The note has a maturity date of March 29, 2020 and a coupon of 8% per annum.

We have loans payable from related parties and convertible notes payable, all with maturities of less than one year. The loans payable from related parties amounts to $136,790 and our convertible notes payable from related parties has an aggregate principal outstanding of $106,397 and accrued interest thereon as of December 31, 2018 of $22,475, The convertible notes payable to non-related parties amounted to an aggregate principal of $2,165,304, and accrued interest thereon of $125,189 the loans payable to non-related parties amounted to $233,203 as of December 31, 2018. Other than the above we have minimal commitments which include a lease of an office facility with a future commitment of $40,524 in 2019.

We entered into an additional ten-year licensing agreement with the Licensor on May 1, 2015, whereby we are committed to pay an annual license fee in quarterly installments of $5,000 ($20,000 per annum) to the Licensor for an exclusive license for the Mexican market of certain revenue payment services.

Our primary financial commitments as of the date hereof are payments owed commitments due under the license agreement is summarized as follows:

Amount

2019	$20,100
2020	20,100
2021	20,100
2022	20,100
2023 and thereafter	47,067
$127,467

Capital Expenditures

None.

Critical Accounting Policies

a)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to; the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and those related to the allowance for doubtful accounts.

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

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short-term convertible notes and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. We have a standardized approach to estimate and review the collectability of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the years ended December 31, 2018 and 2017.

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

All our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired, we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years

Operating lease obligations	$40,524	$40,524	$—	$—	$—
Licenses	$127,467	$20,100	$60,300	$47,067	$—

	$167,991	$60,624	$60,300	$47,067	$—

Inflation

The effect of inflation on the Company’s operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Qpagos and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qpagos and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/RBSM LLP

We have served as the Company’s auditor since 2014.

Henderson, NV

April 9, 2019

 QPAGOS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets

Current Assets
Cash	$71,294	$19,028
Accounts receivable	60,523	59,628
Inventory	330,632	504,794
Recoverable IVA taxes and credits	98,493	215,990
Other current assets	179,139	288,687
Total Current Assets	740,081	1,088,127

Non-Current Assets
Plant and equipment, net	228,103	160,301
Intangibles, net	82,417	125,417
Investment	3,000	3,000
Other assets	10,373	6,950
Total Non-Current Assets	323,893	295,668
Total Assets	$1,063,974	$1,383,795

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$548,891	$446,032
Loans payable	233,203	294,620
Loans payable - related parties	136,790	55,296
Convertible debt, net of unamortized discount of $1,039,459 and $652,563, respectively	1,251,033	859,444
Convertible debt - related parties, net of unamortized discount of $0 and $338,709, respectively	128,872	724,522
Derivative liability	1,833,672	3,277,621
IVA and other taxes payable	18,969	7,178
Advances from customers	120,909	119,597
Total Current Liabilities	4,272,339	5,784,310

Total Liabilities	4,272,339	5,784,310

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017.
Common stock, $0.0001 par value; 500,000,000 shares authorized, 88,839,218 and 56,207,424 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	8,884	5,620
Additional paid-in-capital	14,857,769	8,494,502
Accumulated deficit	(18,455,925)	(13,388,191)
Accumulated other comprehensive income	380,907	487,554
Total Stockholders’ Deficit	(3,208,365)	(4,400,515)
Total Liabilities and Stockholders’ Deficit	$1,063,974	$1,383,795

The accompanying notes are an integral part of these consolidated financial statements.

 QPAGOS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended	Twelve months ended
	December	December
	2018	2017

Net Revenue	$7,936,273	$3,941,273

Cost of Goods Sold	7,867,557	3,913,953

Gross profit	68,716	27,320

General and administrative	2,530,137	2,196,213
Depreciation and amortization	44,040	72,309
Total Expense	2,574,177	2,268,522

Loss from Operations	(2,505,461)	(2,241,202)

Other expense	(3,732,371)	(166,432)
Interest expense, net	(3,059,573)	(2,071,781)
Derivative liability movements	4,129,793	(330,134)
Foreign currency gain	99,878	178,555
Loss before Provision for Income Taxes	(5,067,734)	(4,630,994)

Provision for Income Taxes	—	—

Net loss	$(5,067,734)	$(4,630,994)

Net loss Per Share - Basic and Diluted	$(0.06)	$(0.08)

Weighted Average Number of Shares Outstanding - Basic and Diluted	78,299,469	55,653,369

Other Comprehensive loss
Foreign currency translation adjustment	(106,647)	(242,596)

Total Comprehensive loss	$(5,174,381)	$(4,873,590)

The accompanying notes are an integral part of these consolidated financial statements.

QPAGOS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 1, 2016 TO DECEMBER 31, 2018

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance as of December 31, 2016	—	$—	55,454,000	$5,545	$8,284,522	$(8,757,197)	$730,150	$263,020

Conversion of debt to equity	—	—	753,424	75	209,980	—	—	210,055

Translation adjustment	—	—	—	—	—	—	(242,596)	(242,596)

Net loss	—	—	—	—	—	(4,630,994)	—	(4,630,994)

Balance as of December 31, 2017	—	$—	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)

Conversion of debt to equity	—	—	32,325,999	3,233	6,196,778	—	—	6,200,011

Stock based compensation	—	—	190,000	19	52,156	—	—	52,175

Shares issued for services	—	—	115,795	12	34,727	—	—	34,739

Stock option compensation expense	—	—	—	—	79,606	—	—	79,606

Translation adjustment	—	—	—	—	—	—	(106,647)	(106,647)

net loss	—	—	—	—	—	(5,067,734)	—	(5,067,734)

Balance as of December 31, 2018	—	$—	88,839,218	$8,884	$14,857,769	$(18,455,925)	$380,907	$(3,208,365)

The accompanying notes are an integral part of these consolidated financial statements.

QPAGOS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,067,734)	$(4,630,994)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	57,179	65,827
Impairment expense	21,415	—
Amortization expense	43,000	43,000
IVA receivable provision	187,232	—
Inventory provision	—	26,028
Derivative liability movements	(4,129,793)	330,134
Amortization of debt discount	2,637,656	1,919,030
Loss on conversion of debt to equity	3,738,307	112,665
Convertible notes issued for services	119,974	221,072
Shares issued for services	34,739	—
Stock based compensation	131,781	—
Changes in Assets and Liabilities
Accounts receivable	(863)	25,361
Inventory	28,465	(228,939)
Recoverable IVA taxes and credits	(69,083)	162,035
Other current assets	110,209	5,832
Other assets	(3,434)	3,534
Accounts payable and accrued expenses	102,745	124,052
IVA and other taxes payable	11,839	(174,083)
Advances from customers	1,246	(20,034)
Interest accruals	310,801	107,899
CASH USED IN OPERATING ACTIVITIES	(1,734,320)	(1,907,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(291)	(17,538)
NET CASH USED IN INVESTING ACTIVITIES	(291)	(17,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	267,491	404,916
Proceeds from short term notes and convertible notes	2,021,867	1,832,253
Repayment of convertible notes	(394,226)	(235,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,895,132	2,002,169

Effect of exchange rate changes on cash and cash equivalents	(108,255)	(104,308)

NET INCREASE (DECREASE) IN CASH	52,266	(27,258)
CASH AT BEGINNING OF PERIOD	19,028	46,286
CASH AT END OF PERIOD	$71,294	$19,028

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$61,007	$54,707

NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable including interest thereon converted to convertible notes payable	$405,735	$692,623
Conversion of convertible debt to equity	$2,461,705	$97,391
Inventory reclassed to fixed assets	$146,774	$—

The accompanying notes are an integral part of these consolidated financial statements.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, QPAGOS (formerly known as Asiya Pearls, Inc.), a Nevada corporation (“QPAGOS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of QPAGOS (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to: the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short-term convertible notes and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

In February 2016, FASB issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new standard on January 1, 2019 using the prospective transition method. In preparation for adoption of the standard.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply all of the practical expedients to its leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases, and (4) not separating the components of leases into lease and non-lease components. Based on the Company’s assessment, the Company has concluded that the adoption of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 842 on its financial statements and disclosures. The Company does not expect the adoption of ASU 2016-02, as amended, to have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

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

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

This ASU was applied retrospectively to the consolidated financial statements and resulted in a reduction in the tax effect of net operating losses carried forward.

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

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10-45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall.

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

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services—Insurance, should apply a prospective transition method for Correction or Improvement Summary of Amendments when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.

The amendments in this update are not expected to have a material impact on the consolidated financial statements.

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

The impact of this ASU on the consolidated financial statements is not expected to be material.

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

The Company is currently considering the impact this ASU will have on its consolidated financial statements.

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

Removals

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
2.	The policy for timing of transfers between levels
3.	The valuation processes for Level 3 fair value measurements
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

Additions

The following disclosure requirements were added to Topic 820:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period
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

In addition, the amendments clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

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

The impact of this ASU on the consolidated financial statements is not expected to be material.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Recent Accounting Pronouncements (continued)

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606.

A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election.

The amendments in this Update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows:

1.	Clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.
2.	Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606
3.	Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election.

The impact of this ASU on the consolidated financial statements is not expected to be material.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2018 and December 31, 2017, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2018 and 2017, the balance did not exceed the federally insured limit.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2018 and 2017.

l)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at December 31, 2018.

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

All of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired, we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

i)	License Agreements

License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

ii)	Amortization

Amortization is reported in the statement of operations on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the expected period for which we expect to derive a benefit from the underlying license agreements.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2018, and 2017, there have been no interest or penalties incurred on income taxes.

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

w)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $18,455,925 as of December 31, 2018 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

4	INVENTORY

Inventory consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Kiosks	$330,632	$504,794
	$330,632	$504,794
6	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Kiosks	$409,990	$263,709
Computer equipment	73,781	73,448
Office equipment	9,916	9,911
Leasehold improvement	8,615	8,608
Total cost	502,302	355,676
Less: accumulated depreciation and amortization	(274,199)	(195,375)
Plant and equipment, net	$228,103	$160,301

Depreciation and amortization expense totaled $57,147 and $65,827 for the years ended December 31, 2018 and 2017, respectively.

An impairment charge of $21,415 for the year ended December 31, 2018 was made against certain obsolete kiosk assets.

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

Intangibles consisted of the following:

	December 31, 2018	December 31, 2017

Software Localization Agreement	$215,000	$215,000
Total cost	215,000	215,000
Less: accumulated amortization	(132,583)	(89,583)
Intangibles, net	$82,417	$125,417

Amortization expense was $43,000 for the years ended December 31, 2018 and 2017.

8	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	December 31, 2018	December 31, 2017
Gibbs International Holdings – equipment funding	36%	On Demand	$—	$294,620
Strategic IR	10%	February 10, 2020	$177,159	$—
Victoria Akhmetova	18%	January 11, 2020	56,044	—
Total loans payable			$233,203	$294,620

Interest expense totaled $120,336 and $0 for the year ended December 31, 2018 and 2017, respectively.

Gibbs International Holdings – equipment funding

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

Strategic IR

Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum. The note had a maturity date of February 10, 2019. On March 18, 2019 the note was extended to February 10, 2020. The note may be prepaid at any time without premium or penalty. The balance of the note plus accrued interest at December 31, 2018 was $177,159.

Viktoria Akhmetova

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On March 19, 2019, the note was extended to January 11, 2020. The balance of the note plus accrued interest at December 31, 2018 was $56,044.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

						December 31,	December 31,
						2018	2017
Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	Balance, net	Balance, net

Power Up Lending Group	8%	April 20, 2018	$—	$—	$—	$—	$54,017
	8%	June 30, 2018	—	—	—	—	25,034
	8%	August 30, 2018	—	—	—	—	9,165
	8%	October 30, 2018	—	—	—	—	—
	8%	January 15, 2019	—	—	—	—	—
	8%	March 15,2019	—	—	—	—	—
	8%	April 30, 2019	63,000	2,265	(26,620)	38,645	—
	8%	September 15, 2019	83,000	728	(71,859)	11,869	—

Labrys Fund, LP	8%	June 14, 2018	—	—	—	—	7,577
	8%	August 12, 2018	—	—	—	—	—
	8%	February 28, 2019	129,616	142	—	129,758	—
	8%	April 25, 2019	300,000	4,405	(177,579)	126,826	—

JSJ Investments, Inc.	8%	November 29, 2018	—	—	—	—	7,101
	8%	July 26, 2019	100,000	3,463	(56,712)	46,751	—
	8%	October 8, 2019	100,000	1,841	(76,986)	24,855	—

GS Capital Partners, LLC	8%	May 22, 2018	—	—	—	—	23,112
	8%	June 16, 2018	—	—	—	—	65,909
	8%	May 3, 2019	—	—	—	—	—
	8%	May 11, 2019	60,000	3,077	(21,534)	41,543	—
	8%	August 14, 2019	150,000	4,570	(92,877)	61,693	—
	8%	September 19, 2019	47,730	1,088	(34,261)	14,557	—
	8%	August 14, 2019	150,000	3,649	(100,593)	53,056	—
	8%	September 19, 2019	33,252	751	(23,869)	10,134	—

Strategic IR	15%	December 8, 2019	10,000	2,193	—	12,193	10,693
	15%	December 8, 2019	20,164	4,409	—	24,573	21,548
	15%	December 26, 2019	53,740	11,351	—	65,091	57,031
	15%	December 26, 2019	115,535	24,405	—	139,940	122,610
	8%	October 23, 2018	—	—	—	—	2,709
	8%	January 9, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 14, 2019	—	—	—	—	—
	8%	February 15, 2019	—	—	—	—	—

Viktoria Akhmetova	15%	December 8, 2019	20,164	4,409	—	24,573	21,548
	8%	October 20, 2018	—	—	—	—	10,893
	8%	August 24,2018	—	—	—	—	41,782
	8%	September 18, 2018	—	—	—	—	20,234
	8%	September 26, 2018	—	—	—	—	5,387
	8%	January 31, 2019	—	—	—	—	—
	8%	February 26, 2019	—	—	—	—	—

Joseph W and Patricia G Abrams	15%	December 10, 2019	26,247	5,717	—	31,964	28,027
	15%	January 27, 2019	3,753	743	—	4,496	3,379

Roman Shefer	15%	December 24, 2019	10,000	2,121	—	12,121	10,621

Crown Bridge Partners, LLC	8%	August 14, 2018	—	—	—	—	30,846
	8%	February 27, 2019	—	—	—	—	—
	8%	May 14, 2019	27,500	1,392	(10,096)	18,796	—
	8%	June 12, 2019	27,500	1,218	(12,281)	16,437	—
	8%	July 26, 2019	27,500	952	(15,596)	12,856	—
	8%	August 31, 2019	27,500	735	(18,308)	9,927	—
	8%	October 16, 2019	27,500	458	(21,774)	6,184	—

BOBA Management	8%	December 24, 2017	—	—	—	—	102,630
	8%	August 31, 2018	—	—	—	—	30,768
	8%	October 3, 2018	—	—	—	—	12,155
	8%	March 26, 2019	—	—	—	—	—
	8%	March 26, 2019	—	—	—	—	—

Anna Mosk	8%	January 9, 2019	—	—	—	—	—

616796 BC Ltd	8%	June 20, 2019	—	—	—	—	—

Alex Pereira	8%	May 3, 2019	—	—	—	—	—
	8%	November 5, 2019	19,250	236	(16,297)	3,189	—

Gibbs International Holdings	15%	On demand	52,494	11,304	—	63,798	55,924
	8%	August 31, 2019	405,735	11,827	(262,217)	155,345	—

Delinvest Commercial LTD.	15%	December 16, 2019	20,000	4,307	—	24,307	21,307
	15%	December 26, 2019	54,123	11,433	—	65,556	57,437

Total convertible notes payable			$2,165,303	$125,189	$(1,039,459)	$1,251,033	$859,444

Interest expense amounted to $236,091 and $104,485 for the years ended December 31, 2018 and 2017, respectively. Debt discount amortized amounted to $2,317,577 and $1,205,342 for the years ended December 31, 2018 and 2017, respectively.

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

The remaining convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the common stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability. The total value of the beneficial conversion feature recorded as a debt discount during the year ended December 31, 2018 and 2017 was $2,685,843 and $1,782,016, respectively.

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

Power Up Lending Group Ltd. (continued)

On May 24, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note has a maturity date of March 15, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On November 29, 2018, the Company received a conversion notice, converting $10,000 of principal into 153,139 shares of common stock at a conversion price of $0.0653 per share. On November 30, 2018, the Company received a further conversion notice, converting $15,000 of principal into 233,281 shares of common stock at a conversion price of $0.0643 per share. On December 3, 2018, the Company received a further conversion notice, converting $18,000 of principal into 280,811 shares of common stock at a conversion price of $0.0641 per share. On December 17, 2018, the Company received a further conversion notice, converting $15,000 of principal into 403,226 shares of common stock at a conversion price of $0.0372 per share. On December 31, 2018, the Company received a final conversion notice converting $7,520, consisting of $5,000 of principal and accrued interest of $2,520 into 293,750 shares of common stock at a conversion price of $0.0256 per share thereby extinguishing the note.

On July 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note has a maturity date of April 30, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $38,645, net of unamortized discount of $26,620.

On November 21, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power up Lending Group Ltd. The note has a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days. The balance of the note plus accrued interest at December 31, 2018 was $11,869, net of unamortized discount of $71,859.

Labrys Fund, LP

On December 14, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,000 to Labrys Fund, LP. The note had a maturity date of June 14, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 231,591 shares of common stock as a commitment fee valued at $76,537. The shares were returnable to the Company if no Event of Default had occurred prior to the date the note was fully repaid. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On June 14, 2018, $15,000 of the outstanding principal was converted into 118,483 shares of common stock at a conversion price of $0.1266 per share. On June 20, 2018, the remaining principal of $40,000 together with interest thereon of $44 was repaid. On June 20, 2018, a further $23,000 of the principal outstanding together with interest of $3,184 was converted into 199,269 shares of common stock at a conversion price of $0.1314 per share. Labrys Fund LP returned 115,796 of the commitment shares to the Company and retained the remaining 115,795 shares of common stock as commitment fees.

On February 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $88,000 to Labrys Fund, LP. The note has a maturity date of August 12, 2018 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 440,000 shares of common stock as a commitment fee valued at $70,400. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note and therefore the value of the 440,000 shares was not recorded. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On August 14, 2018, $18,000 of the principal together with interest of $3,520 was converted into 170,769 shares of common stock at a conversion price of $0.126 per share. On the same day the balance of the principal of $70,000 was repaid thereby extinguishing the note, the 440,000 commitment shares were returned to the Company and cancelled.

 QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Labrys Fund, LP (continued)

On June 22, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to Labrys Fund, LP. The note has a maturity date of December 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On December 26, 2018, the Company received a conversion notice, converting $26,400 consisting of $20,384 principal and $6,016 accrued interest, into 1,100,000 shares of common stock at a conversion price of $0.024 per share. In December 2018 the maturity date was extended to February 28, 2019. The balance of the note plus accrued interest at December 31, 2018 was $129,758.

On October 25, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $300,000 to Labrys Fund LP. The note has a maturity date of April 25, 2019 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 825,718 shares of common stock as a commitment fee valued at $165,254. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. Management had determined that it is probable that the Company would meet the conditions under the note and therefore it more likely than not that the Company would not be in Default as defined in the note and therefore the value of the 825,718 shares was not recorded. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days. The balance of the note plus accrued interest at December 31, 2018 was $126,826, net of unamortized discount of $177,579.

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

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments, Inc. The note had a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $46,751, net of unamortized discount of $56,712.

On October 8, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments Inc. The note has a maturity date of October 8, 2019 and a coupon of eight percent (8%) per annum. The Company has the right to prepay the note prior to maturity in accordance with penalty provisions set forth in the note. The outstanding principal amount of the note plus interest and any default interest is convertible at any time after the pre-payment date at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $24,855, net of unamortized discount of $76,986.

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

 QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC (continued)

On June 16, 2017, the Company issued a Convertible Promissory Note in the aggregate principal amount of $112,500 to GS Capital Partners, LLC. The note had a maturity date of June 16, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On February 22, 2018, GS Capital converted $27,500 principal, plus accrued interest thereon of $1,477 into 385,456 shares of common stock at a conversion price of $0.0752 per share. On March 12, 2018, GS Capital converted $29,000 principal, plus accrued interest thereon of $1,672 into 391,070 shares of common stock at a conversion price of $0.0784 per share. On April 18, 2018 the remaining principal of $56,000 together with interest thereon of $3,682 was converted into 518,930 shares of common stock at a conversion price of $0.1150 per share, thereby extinguishing the note.

On May 3, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to GS Capital Partners, LLC. The note has a maturity date of May 3, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On November 2, 2018, the Company repaid $70,356 consisting of principal of $52,500, accrued interest thereon of $2,106 and early settlement penalty of $15,750. On November 5, 2018, in terms of a debt purchase agreement entered into between Alex Pereira and GS Capital Partners, the remaining principal amount of $52,500 and accrued interest thereon was acquired by Alex Pereira.

On May 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $80,000 to GS Capital Partners, LLC. The note has a maturity date of May 11, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On December 27, 2018, the Company received a conversion notice, whereby $21,008 consisting of $20,000 of principal with accrued interest of $1,008 was converted into 857,828 shares of common stock at a conversion price of $0.02449 per share. The balance of the note plus accrued interest at December 31, 2018 was $41,543, net of unamortized discount of $21,534.

On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $61,693 net of unamortized discount of $92,877.

On September 21, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners LLC, the convertible note issued to Power Up Lending Group LTD on March 26, 2018 of $68,000 plus accrued interest thereon of $2,698 was exchanged for a new note issued to GS Capital Partners LLC, with a principal sum of $70,698 bearing interest at 8% per annum with the maturity date extended to September 19, 2019. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On October 9, 2018, the Company received a notice of conversion, converting $23,058, consisting of principal of $22,968 and interest of $90 into 203,874 shares of common stock at a conversion price of $0.1131 per share. The balance of the note plus accrued interest at December 31, 2018 was $14,557 net of unamortized discount of $34,261.

On September 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time after the six month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $53,056 net of unamortized discount of $100,593.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC (continued)

On September 19, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $33,252 for the payment of penalty interest and legal fees associated with the March 26, 2018 Power Up convertible note discussed below. The note has a maturity date of September 19, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes payment of a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the two lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $10,134 net of unamortized discount of $23,869.

Strategic IR

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged. The note is convertible into common shares at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $12,193.

On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $24,573.

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $50,000, together with accrued interest thereon of $3,740, totaling $53,740, for a convertible note, principal amount of $53,740, bearing interest at 12% per annum which matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $65,091.

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $139,940.

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

Strategic IR (continued)

On January 9, 2018, in terms of an additional payment made by Strategic IR to Power Up Lending Group to settle outstanding early settlement penalties and interest thereon, related to the assignment agreement entered into between Anna Mosk and Power up Lending Group, the Company issued a convertible promissory note to Strategic IR in the aggregate principal amount of $40,521. The note had a maturity date of January 9, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a prepayment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion was received. On March 13, 2018, in terms of a conversion notice received, the Company issued 479,587 shares of common stock at a conversion price of $0.0856 in settlement of the principal of $40,521 and accrued interest thereon of $551, thereby extinguishing the note.

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

Viktoria Akhmetova

On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $24,573.

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

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Joseph W and Patricia G Abrams

Effective June 13, 2017, the Company exchanged a note issued to Joseph W and Patricia G Abrams (“Abrams”) with a principal amount of $25,000, together with accrued interest thereon of $1,247, totaling $26,247, for a convertible note, principal amount of $26,247, bearing interest at 12% per annum and matured on December 10, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 10, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 10, 2019, with the interest rate remaining unchanged. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $31,964.

On July 31, 2017, the Company issued a Convertible Promissory Note to Abrams in the aggregate principal amount of $3,753. The note has a maturity date of January 27, 2018 and a coupon of 12% per annum. In terms of an agreement entered into with the note holder, the maturity date was extended to January 27, 2019 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to January 27, 2020, with the interest rate remaining unchanged. The Company has the right to prepay the note without penalty. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The balance of the note plus accrued interest at December 31, 2018 was $4,496.

Roman Shefer

On June 27, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $10,000. The note bore interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 24, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 24, 2019, with the interest rate remaining unchanged. The note is convertible into common shares at a conversion price of $.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $12,121.

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

On February 27, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $55,000 to Crown Bridge Partners. The note has a maturity date of February 27, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. On September 7, 2018, the company received a conversion notice, converting $18,025, consisting of principal of $17,525 and fees thereon of $500 into 206,000 shares of common stock at a conversion price of $0.0875. On October 8, 2018 the Company received a further conversion notice, converting $15,759, consisting of principal of $15,259 and fees thereon of $500 into 206,000 shares of common stock at a conversion price of $0.0765 per share. On October 19, 2018 the Company received a further conversion notice, converting $14,940, consisting of principal of $14,440 and fees thereon of $500 into 180,000 shares of common stock at a conversion price of $.083 per share. On December 21, 2018, the Company received a further conversion notice, converting $10,934, consisting of principal of $7,776, accrued interest of $2,658 and fees thereon of $500 into 436,477 shares of common stock at a conversion price of $.02505 per share, thereby extinguishing the note.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners LLC (continued)

On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. The balance of the note plus accrued interest at December 31, 2018 was $18,796 net of unamortized discount of $10,096.

On June 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of June 12, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. The balance of the note plus accrued interest at December 31, 2018 was $16,437 net of unamortized discount of $12,281.

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days. The balance of the note plus accrued interest at December 31, 2018 was $12,856 net of unamortized discount of $15,596.

On August 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of August 31, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days. The balance of the note plus accrued interest at December 31, 2018 was $9,927 net of unamortized discount of $18,308.

On October 16, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of October 16, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days. The balance of the note plus accrued interest at December 31, 2018 was $6,184 net of unamortized discount of $21,774.

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

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

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

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

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

Alex Pereira

On November 5, 2018, in terms of a debt purchase agreement entered into, the remaining GS Capital convertible note consisting of principal of $52,500 and accrued interest thereon of $2,106 was acquired by Alex Pereira from GS Capital. On November 7, 2018, the Company received a conversion notice, converting the remaining principal and accrued interest thereon of $54,606 into 628,519 shares of common stock at a conversion price of $0.087 per share, thereby extinguishing the note.

In conjunction with the purchase of the convertible note above, Alex Pereira paid the early settlement penalty and legal fees associated therewith on the remaining principal of $52,500 directly to GS Capital amounting to $19,250. On November 5, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $19,250 to Alex Pereira as compensation for the expenses incurred on its behalf. The note has a maturity date of November 5, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note prior to maturity in accordance with penalty provisions set forth in the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest trading price during the previous ten (10) trading days. The balance of the note plus accrued interest at December 31, 2018 was $3,189 net of unamortized discount of $16,297.

Gibbs International Holdings

Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum.  The note is past its maturity date which maturity date has not been extended as yet, and thereby; (i) became immediately due and payable; (ii) can only be amended with the written consent of the holder; and (iii) may be sold, assigned or transferred by the holder without the Company’s consent. The note is currently recorded under current liabilities. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $63,798.

In connection with the Convertible note above, the Company issued a warrant to purchase 262,468 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

Effective August 20, 2018, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $294,620, together with accrued interest thereon of $111,115, totaling $405,735, for a convertible note, principal amount of $405,735, with a coupon of 8% per annum and maturing on August 31, 2019. The Company has the right to prepay the note within 180 days without penalties. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. The balance of the note plus accrued interest at December 31, 2018 was $155,345 net of unamortized discount of $262,217.

Delinvest Commercial, LTD.

On June 19, 2017, the Company issued Delinvest Commercial LTD. (“Delinvest”) a convertible promissory note in the aggregate principal amount of $20,000. The note bore interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 16, 2019, with the interest rate remaining unchanged.   The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $24,307.

On June 29, 2017, the Company exchanged a Delinvest note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. . On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.   The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $65,556.

In connection with the convertible notes above, the Company issued warrants to purchase 370,616 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above and note 16 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2018 and 2017, and ($4,129,793) and $330,134 was (credited)/debited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2018	Year ended December 31, 2017
Conversion price	$0.02 to 0.25	$0.08 to 0.40
Risk free interest rate	1.78 to 2.81%	1.05 to 1.98%
Expected life of derivative liability	3 to 12 months	9 to 36 months
Expected volatility of underlying stock	169.15 to 230.55%	134.1 to 202.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	December 31, 2018	December 31, 2017

Opening balance	$3,277,621	$113,074
Derivative financial liability arising from convertible note	2,685,845	2,834,413
Fair value adjustment to derivative liability	(4,129,793)	330,134
	$1,833,672	$3,277,621

 QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 88,839,218 shares of common stock as of December 31, 2018 and 56,207,424 as of December 31, 2017.

On March 5, 2018, in terms of an amendment to the Company’s Articles of Incorporation, the authorized share capital was increased to 500,000,000 common shares with a par value of $0.001 each.

The following common shares were issued by the Company during the years ended December 31, 2018.

In terms of various debt conversion notices received between January 17, 2018 and December 31, 2018, the Company issued an aggregate of 32,325,999 shares of common stock in settlement of $2,461,705 of convertible notes, resulting in a net loss on conversion of $3,738,306.

On June 6, 2018, 115,795 of the commitment shares, valued at $34,739 that were issued to Labrys Fund, LLP, were recorded as issued as the Company had not repaid the note by the due date of June 16, 2018. The remaining 115,796 commitment shares were returned to the Company and were cancelled.

On June 29, 2018, in terms of a share option plan recently implemented by the Company, 120,000 restricted shares valued at $49,200 on the grant date were granted to a director as compensation for services rendered. These shares vested immediately. On December 27, 2018, a further 70,000 shares of common stock valued at $2,975 on the grant date were granted to a director. These shares vested immediately.

b.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of December 31, 2018 and 2017.

c.	Warrants

A summary of warrant activity during the period January 1, 2017 to December 31, 2018 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2017	6,219,200	$0.625	$0.625
Granted	2,308,513	0.20	0.20
Forfeited/Cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2017	8,527,713	$0.20 to 0.625	$0.51
Granted	—	—	—
Forfeited/Cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2018	8,527,713	$0.20 to 0.625	$0.51

The warrants outstanding and exercisable at December 31, 2018 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.625	6,219,200	1.75		6,219,200
$0.20	2,308,513	1.50		2,308,513

	8,527,713	1.68	$0.51	8,527,713	$0.51	1.68

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2018 and 2017, respectively.

 QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

d.	Stock options

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

On December 27, 2018, the Company granted a director 70,000 shares of restricted common stock in terms of the stock incentive plan. These shares were valued at $2,975 on the granted date and vested immediately.

On December 27, 2018, the company granted ten year options to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $0.04 per share, valued at $79,606, to the executive officers of the Company.

The fair value of the options issued were valued using a Black Scholes option pricing model using the following assumptions:

Year ended December 31, 2018

Calculated stock price	$0.04
Risk-free interest rate	2.77%
Expected life of warrants (in years)	10
Expected volatility of the underlying stock	174.91%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2018, the Company does not anticipate any of the options will be forfeited in performing the valuation of the options.

A summary of option activity during the period January 1, 2018 to December 31, 2018 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Granted	2,000,000	$0.04	$0.04
Forfeited/Cancelled	—	—	—
Exercised	—	—	—
Outstanding December 31, 2018	2,000,000	$0.04	$0.04

The options outstanding and exercisable at December 31, 2018 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable		Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.04	2,000,000	10.00	$0.04	2,000,000	`	$0.04	10.00

The options outstanding have an intrinsic value of $0 as of December 31, 2018.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	NET REVENUE

Revenue is derived from the following sources:

	Year ended December 31, 2018	Year ended December 31, 2017

Sales of services	$7,809,053	$3,744,051
Payment processing fees	43,735	29,712
Kiosk sales	41,381	131,621
Other	42,104	35,889
	$7,936,273	$3,941,273

13	INCOME TAXES

The Company’s primary operations are based in Mexico and currently enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Federal Corporate Income Tax (“CIT”) – Mexico

CIT applies to Mexican resident taxpayers’ income from worldwide sources, as well as to foreign residents on the income attributed to their permanent establishments (“Pes”) located in Mexico. The federal CIT rate is 30%.

All corporate entities, including associations of a civil nature, branches, etc., are subject to the tax rules applicable to Mexican corporations (unless specifically ruled out).

Provisions to recognize the effects of inflation for tax purposes in the areas of monetary assets and liabilities (annual monetary adjustment) and depreciable assets are provided in the Mexican Income Tax Law, even though recent inflation rates have been stable at low levels

Federal Income Tax – United States

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2018 and 2017, there have been no interest or penalties incurred on income taxes.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But management is reviewing the TCJA’s potential ramifications. Noting, The Company determined that it had no liability as of December 31, 2018 for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries imposed by the Act.

The provision for income taxes consists of the following:

	Year ended December 31, 2018	Year ended December 31, 2017

Current
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—

Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	INCOME TAXES (continued)

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31 , 2018	Year ended December 31, 2017

Tax expense at the federal statutory rate	$(1,141,370)	$(1,611,075)
State tax expense, net of federal tax effect	—	—
Effect of foreign operations	(27,713)	20,860
Effect of income tax rate change	—	547,371
Permanent timing differences	(147,563)	98,885
Temporary timing differences	8,271	—
	(1,252,950)	(943,959)
Deferred income tax asset valuation allowance	1,252,950	943,959
	$—	$—

Significant components of the Company’s deferred income tax assets are as follows:

	December 31 , 2018	December 31, 2017
Depreciation and amortization	$12,618	$(46,332)
Other	(15,412)	53,105
Net operating losses	3,750,027	172,940
Valuation allowance	(3,747,233)	(179,713)
Net deferred income tax assets	$—	$—

The valuation allowance for deferred income tax assets as of December 31, 2018 and December 31, 2017 was $3,752,798 and $179,713 , respectively. The net change in the deferred income tax assets valuation allowance was an increase of $3,573,085 for 2018, after making adjustments to the prior year opening balances.

As of December 31, 2018, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

The Company’s net operating loss carry-forwards of its foreign subsidiaries of $4,298,663 begin to expire in 2023 through 2027. Net operating loss carry-forwards of the US companies of $13,585,107 begin to expire in 2033 through 2038. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the United States Federal operating loss carry-forwards may be subject to an annual limitation if pursuant to IRC Section 382/383 of the Internal Revenue Code of 1986, as amended, if a change of ownership has occur. Management has not determined if an ownership change has occurred under IRC Section 382/383, but is evaluating, if such change has occurred. If such change has occurred it is also possible that the loss carryforward could be eliminated.

14	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2018	Year ended December 31, 2017

Incentive stock awards	$52,175	—
Stock issued for services rendered	34,739	—
	$86,914	$—

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2018 and 2017, all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2018 (Shares)	Year ended December 31, 2017 (Shares)

Convertible debt	77,911,950	18,884,635
Stock options	2,000,000	—
Warrants to purchase shares of common stock	8,527,713	8,527,713
	88,439,663	27,412,348

 QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE

Description	Interest Rate	Maturity Date	December 31, 2018	December 31, 2017

Vladimir Skigin
Equipment funding	36%	On Demand	81,316	55,296
Promissory note	18%	January 11, 2020	55,474	—

Notes payable – Related parties			$136,790	$55,296

Interest expense amounted to $32,002 and $0 for the years ended December 31, 2018 and 2017, respectively.

Vladimir Skigin

Vladimir Skigin has personally advanced the Company equipment funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

Equipment funding

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs, Skigin funded a portion of the kiosks and accessories purchased under the same terms and conditions of the agreement entered into with Gibbs. In terms of the agreement, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. The amount has not been paid to date. The agreement does not provide for any default provisions and management is currently negotiating the terms of repayment with Skigin. A penalty interest rate has been provided for on the loan. The balance of the note plus accrued interest at December 31, 2018 is $81,316.

Promissory note

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $49,491 to Vladimir Skigin. The note has a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On February 21, 2019 the maturity date was extended to September 13, 2019, with the interest rate remaining unchanged.  The balance of the note plus accrued interest at December 31, 2018 is $55,474.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE

						December 31	December 31,
						2018	2017
Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	Balance, net	Balance, net

Cobbolo Limited	15%	December 26, 2019	$53,438	$11,288	$—	$64,726	$56,710
	15%	December 26, 2019	52,959	11,187	—	64,146	56,202

Vladimir Skigin	8%	January 22, 2018	—	—	—	—	105,034
	8%	October 10, 2018	—	—	—	—	36,395
	8%	September 28, 2018	—	—	—	—	64,809
	8%	January 6, 2018	—	—	—	—	102,245
	8%	February 10, 2018	—	—	—	—	29,675

Beverly Pacific Holdings	8%	March 9, 2018	—	—	—	—	86,411
	8%	November 6, 2017	—	—	—	—	187,041

Total convertible notes payable			$106,397	$22,475	$—	$128,872	$724,522

Interest expense amounted to $16,388 and $34,833 for the years ended December 31, 2018 and 2017, respectively. The amortization of debt discount amounted to $320,079 and $713,688 for the years ended December 31, 2018 and 2017, respectively.

The 15% convertible notes above have a fixed conversion price of $0.20 per common share and certain investors who met a minimum investment requirement of $30,000 were issued three-year warrants convertible into common shares at a conversion price of; i) $0.20 per share if the convertible notes are converted prior to maturity date; and ii) $0.30 per share if the convertible notes are not converted prior to maturity date. These convertible notes have a beneficial conversion feature and were valued using a Black-Scholes valuation model, the value of the beneficial conversion feature of the notes were determined based on fair market price of the common stock at the date of the issuance of the note, the difference between the fair market value of the common stock and the conversion price was recorded as a debt discount with a corresponding credit to derivative financial liability.

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

The total value of the beneficial conversion feature recorded as a debt discount during the year ended December 31, 2018 and 2017 was $0 and $1,052,397, respectively.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has also personally advanced the Company funds.

●	Cobbolo Limited

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $64,726.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. The balance of the note plus accrued interest at December 31, 2018 was $64,146.

In connection with the Convertible notes above, the Company issued a warrant to purchase 531,987 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

●	Vladimir Skigin

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on July 26, 2017 with the Company to Vladimir Skigin. The Note had an aggregate principal amount of $117,000 and accrued interest thereon of $2,334. The note has a maturity date of January 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 1,603,515shares of common stock at a conversion price of $0.0744 in settlement of the principal of $117,000 plus accrued interest thereon of $2,334, thereby extinguishing the note.

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

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Vladimir Skigin (continued)

●	Vladimir Skigin (continued)

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

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

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

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note dated August 31, 2017, it had purchased from JSJ Investments to Beverly Pacific Holdings. The note had an aggregate principal outstanding of $176,000 together with interest thereon of $11,041. The note had a maturity date of November 6, 2017 and a coupon of eight percent per annum. The Company had the right to prepay the note within 180 days of its issue date. After the 180 days, the Company had no right to prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the note holder during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock, at a conversion price equal to 60% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days prior to conversion. On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. On March 7, 2018, in terms of a conversion notice received on October 25, 2017, the Company, after increasing its authorized share capital, issued 2,513,321 shares of common stock at a conversion price of $0.0744 in settlement of the principal of $176,000 plus accrued interest thereon of $11,041, thereby extinguishing the note.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The future minimum lease installments under the office facility lease agreement as of December 31, 2018 are $40,524 for 2019, subject to exchange rate changes.

The Company has various short-term convertible notes with maturities ranging from April 30, 2019 to December 26, 2019, with a principal balance outstanding of $2,271,700 and interest as of December 31, 2018 amounting to $147,664. Should these notes not convert prior to maturity date, the Company will need to source funds to repay the principal and interest outstanding at maturity date.

The Company also has various short-term loans payable with maturities ranging from on-demand to February 10, 2020, with a principal balance outstanding of $322,787 and interest thereon as of December 31, 2018 of $47,206. The Company will need to raise funds to repay these notes prior to maturity.

Future commitments are summarized as follows:

Amount
Within 1 year	$2,459,888
One to two years	369,993
$2,829,881

18	SUBSEQUENT EVENTS

On January 16, 2019 the Company received a conversion notice from Crown Bridge Partners LLC, converting $8,085, consisting of $7,585 of principal and $500 of fees on a convertible note issued on February 27, 2018, into 490,000 shares of common stock at a conversion price of $0.0165 per share. The company made a loss on conversion of $13,965.

On January 17, 2019, the Company received a conversion notice from Labrys fund, LP, converting $12,585, consisting of $11,961 of principal and $625 of interest on a convertible note issued on June 22, 2018 into 570,000 shares of common stock at a conversion price of $0.02208 per share. The company made a loss on conversion of $13,064.

On January 23, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $92,884 to BOBA Management Corporation to assume a Power up Note dated July 20, 2018. The note has a maturity date of January 23, 2020. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

On January 25, 2019, the Company received a conversion notice from Labrys fund, LP, converting $13,748, consisting of $13,542 of principal and $206 of interest on a convertible note issued on June 22, 2018, into 700,000 shares of common stock at a conversion price of $0.0196398 per share. The company made a loss on conversion of $10,052.

On January 28, 2019, the Company received a conversion notice from JSJ Investments, converting $25,000 of principal on a convertible note issued on July 26, 2018, into 1,459,427 shares of common stock at a conversion price of $0.01713 per share. The company made a loss on conversion of $18,783.

On January 30, 2019, the Company received a conversion notice from Labrys fund, LP, converting $19,992, consisting of $19,888 of principal and $114 of interest on a convertible note issued on June 22, 2018, into 1,176,000 shares of common stock at a conversion price of $0.0169998 per share. The company made a loss on conversion of $19,992.

On February 4, 2019, the Company received a conversion notice from Labrys fund, LP, converting $26,440, consisting of $26,347 of principal and $92 of interest on a convertible note issued on June 22, 2018, into 2,000,000 shares of common stock at a conversion price of $0.0132198 per share. The company made a loss on conversion of $31,560.

On February 4, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $96,000 to GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On February 6, 2019, the Company received a conversion notice from Crown Bridge Partners LLC, converting $11,900, consisting of $11,400 of principal and $500 of fees on a convertible note issued on May 14, 2018 into 1,000,000 shares of common stock at a conversion price of $0.0119 per share. The company made a loss on conversion of $20,100.

On February 7, 2019, the Company received a conversion notice from Labrys fund, LP, converting $39,659, consisting of $39,621 of principal and $38 of interest on a convertible note issued on June 22, 2018 into 3,000,000 shares of common stock at a conversion price of $0.0132198 per share. The company made a loss on conversion of $59,341.

QPAGOS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	SUBSEQUENT EVENTS

On February 8, 2019, the Company received a conversion notice from JSJ Investments, converting $45,000 of principal on a convertible note issued on July 26, 2018, into 3,008,423 shares of common stock at a conversion price of $0.015 per share. The company made a loss on conversion of $45,253.

On February 12, 2019, the Company received a conversion notice from Crown Bridge Partners LLC, converting $10,595, consisting of $8,515 of principal, $1,580 of interest and $500 of fees on a convertible note issued on May 14, 2018 into 890,300 shares of common stock at a conversion price of $0.0119 per share. The company made a loss on conversion of $15,224.

On February 13, 2019, the Company received a conversion notice from Labrys fund, LP, converting $18,292, consisting of $18,268 of principal and $24 of interest on a convertible note issued on June 22, 2018, into 1,524,334 shares of common stock at a conversion price of $0.012 per share. The company made a loss on conversion of $25,914.

On February 19, 2019, the Company received a conversion notice from GS Capital, converting $16,996, consisting of $16,000 of principal and $996 of interest on a convertible note issued on May 11, 2018, into 1,038,364 shares of common stock at a conversion price of $0.0164 per share. The company made a loss on conversion of $10,002.

On March 4, 2019, the Company funded a back-end Convertible Promissory Note in the aggregate principal amount of $96,000 from GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On March 11, 2019, the Company received a conversion notice from JSJ Investments, converting $34,533, consisting of $30,000 of principal and $4,533 of interest on a convertible note issued on July 26, 2018, into 3,836,955 shares of common stock at a conversion price of $0.009 per share. The company made a loss on conversion of $42,207.

On March 15, 2019, the Company received a conversion notice from Crown Bridge Partners LLC, converting $10,200, consisting of $9,700 of principal, and $500 of fees on a convertible note issued on February 27, 2018 into 1,700,000 shares of common stock at a conversion price of $0.006 per share. The company made a loss on conversion of $23,800.

On March 20, 2019, the Company received a conversion notice from GS Capital, converting $19,235, consisting of $18,000 of principal and $1,235 of interest on a convertible note issued on May 11, 2018, into 1,982,361 shares of common stock at a conversion price of $0.009703 per share. The company made a loss on conversion of $16,448.

On March 29, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $75,000 to JSJ Investments, Inc. The note has a maturity date of March 29, 2020 and a coupon of 8% per annum. The Company may prepay the note at a premium ranging from 120% to 140% of the principal plus accrued interest. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

Other than disclosed above, The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Gaston Pereira	72	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Andrey Novikov	46	Chief Operating Officer, Secretary and Director
James Fuller	79	Director

The following information pertains to the members of our Board and executive officers, their principal occupations and other public Company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Gaston Pereira, President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Mr. Pereira has served as our President, Chief Executive Officer and Chairman of the Board since the consummation of the Merger, on May 12, 2016 and as our Interim Chief Financial Officer since April 2018. Since the incorporation of Qpagos Corporation, Mr. Pereira has served as its President, Chief Executive Officer and Chairman of the Board and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. since their incorporation in Mexico in November 2013. From August 2013 until November 2013, Mr. Pereira served as a consultant to Panatrade, Inc., an international business consulting firm, where he was responsible for the research and development of a strategy for implementation of electronic payment services in Mexico. Panatrade, Inc. was the largest stockholder of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. it distributed it’s interest in each of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. to its stockholders. From July 2012 until July 2013, he served as the Chief Marketing Officer of Liberty Card, Inc., where he was responsible for developing the strategy for the 24/7 CARD. From June 2010 until July 2012, he was President of SUMACARD, a program manager for prepaid debit cards. He also served as the President of STAR Strategic Partners, LLC, a consulting firm from January 2009 until July 2012, providing market and telecom consulting to the Hispanic market and from March 2004 until October 2008, he served as Chief Sales and Marketing Officer for SIGUE, Corp. a money transfer operator. We chose Mr. Pereira to serve as a member of our Board of Directors due to his vast knowledge of the Hispanic market and our industry, as well extensive experience in banking in the region (CITIBANK), as well as in the telecom industry (Bell Atlantic, Tellabs).

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

James Fuller, Director

Mr. James W. Fuller, MBA, was appointed to our Board of Directors in May 2017. He has been the Chief Executive Officer, President, Chief Financial Officer and Secretary of Beauty Brands Group Inc. since February 5, 2013 and serves as its Chairman and Principal Accounting Officer. Since March 2008, Mr. Fuller has been a Partner in the Private equity firm, Baytree Capital Associates, LLC, where he oversees the West Coast operations and their interests in the Far East including China. In 2007 and 2008, he was the Owner of Northcoast Financial brokerage. He served as Senior Vice President of Marketing for Charles Schwab and Company from 1981 to 1985. Subsequently, he served key roles as the President of Bull & Bear Group, a mutual fund/discount brokerage company in New York. He served as the Senior Vice President of the New York Stock Exchange (NYSE) from 1976 to 1981, where he was responsible for corporate development, marketing, corporate listing and regulation oversight, research and public affairs. He served as Senior Vice president of Bridge Information Systems. He was the Founder and Head of Morgan Fuller Capital Group. He has over 30 years’ experience in the brokerage and related financial services industries. His financial career started in 1968 with J. Barth & Company in San Francisco. He served as West Coast Managing Director for New York based investment banking and trading firm from 1972 to 1974. He managed the consulting practice for the Investment Industries Division of SRI International, where he directed a study on the future of the Securities Industry from 1974 to 1976. His other projects included the development and implementation of the Cash Management Account for Merrill Lynch, which is a standard throughout the brokerage industry. He served as the Chairman of Pacific Research Institute. He has been a Director at Beauty Brands Group Inc. since February 5, 2013, Kogeto, Inc. since April 10, 2015 and Oklahoma Energy Corp. since 1998. He has been an Independent Director of Cavitation Technologies, Inc., since February 15, 2010 and serves as its Member of Advisory Board. He served as a Director of Bridge Information Systems. He served as an Independent Director of Propell Technologies Group, Inc. from October 14, 2011 to February 17, 2015. He served as a Director of TapImmune, Inc. from May 18, 2012 to February 6, 2013. He served on the Board of Trustees of the University of California, Santa Cruz for 12 years. He served on the Board of Directors of the Securities Investor Protection Corporation (SIPC) until 1987. He is a Member of the Board of the International Institute of Education. He is an Elected Member and Vice Chairman for Finance of the San Francisco Republican Central Committee and is a Member of the Pacific Council for International Policy, Commonwealth Club. He was a Member of the Committee of Foreign Relations. Mr. Fuller received his MBA in Finance from California State University and Bachelor of Science in Marketing and Political Science from San Jose State University.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2018.

Item 11. Executive Compensation

Executive Compensation

The following table summarizes all compensation earned in each of QPAGOS, Qpagos Corporation and its subsidiaries during its last two fiscal years ended December 31, 2018 and 2017 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of QPAGOS as of the end of the last completed fiscal year. The tables below reflect the compensation for the QPAGOS Corporation executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary		Bonus	Stock awards		Option awards		All other comp.		Total

Gaston Pereira	2018	$240,000	(a)	—		$—	39,803	(c)	$6,810	(e)	$286,613
Chief Executive Officer and Chief Financial Officer(1)	2017	$240,000	(b)	—		$—	—		$3,796	(f)	$243,796

Andrey Novikov	2018	$180,000		—		$—	39,803	(d)	$13,215	(g)	$233,018
Chief Operating Officer(2)	2017	$180,000		—	$		—		$6,582	(h)	$186,582

Mark Korb/Former Chief Financial Officer(3)	2018	$20,000		—		—	—		—		$20,000
	2017	$90,000		—		—	—		—		90,000

(a)	Salary owing to Mr. Pereira of $134,023 remains unpaid at December 31, 2018.
(b)	Salary owing to Mr. Novikov of $78,210 remains unpaid at December 312, 2018.
(c)	Mr. Pereira was granted options exercisable over 1,000,000 shares of common stock on December 27, 2018, these options vested immediately and were valued using a Black Scholes option pricing model.
(d)	Mr. Novikov was granted options exercisable over 1,000,000 shares of common stock on December 27, 2018, these options vested immediately and were valued using a Black Scholes option pricing model.
(e)	Consists of home leave expenses of $6,810.
(f)	Consists of home leave expenses of $3,796.
(g)	Consists of home leave expenses of $13.215.
(h)	Consists of home leave expenses of $6,582.

(1)	Mr. Pereira has served as the President, Chief Executive Officer and Treasurer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in November 2013.
(2)	Mr. Novikov has served as our Chief Operating Officer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in April 2014.
(3)	Mr. Korb had served as Chief Financial Officer of Qpagos Corporation since June 2015 and resigned effective April 18, 2018. Qpagos Corporation paid Mr. Korb’s employer, First South Africa Management a fee of $4,500 per month.

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

On May 18, 2015, Qpagos Corporation entered into a three-year employment agreement with Andrey Novikov to serve as its Chief Operating Officer and Secretary. During the term of the employment agreement, Mr. Novikov receives an annual base salary of not less than $180,000 and is entitled to an annual performance cash bonus targeted at up to 50% of his base salary, in the discretion of the Board of Directors. Mr. Novikov was issued 720,000 shares of Qpagos Corporation common stock that vest on the one-year anniversary of the date of issuance which were exchanged in the Merger for 1,440,000 shares of our common stock. Mr. Novikov is generally entitled to receive all other benefits provided to other employees, including health and disability insurance. He also receives a housing allowance of approximately $2,000 a month. The agreement also provides for a one-time payment of moving expenses up to $15,000.

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

On April 30, 2018, QPAGOS Corporation entered into amendments to its separate employment agreements with Gaston Pereira and Andrey Novikov, respectively (the “Amendments”), to extend the stated employment terms thereunder for an additional period of one (1) year ending April 30, 2019 and provide that Messrs. Pereira and Novikov will also serve, without additional compensation, as members of the board and in such other executive-level positions or capacities at QPAGOS Corporation, its parent company QPAGOS and/or their subsidiaries as may, from time to time, be reasonably requested by the QPAGOS Corporation board. All other terms of the Employment Agreements remain in full force and effect.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by QPAGOS named executive officers at December 31, 2018:

		OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS (1)					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercisable Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested

Gaston Pereira	1,000,000	—	—	$0.04	12/27/2028	—	$—	—	—

Andrey Novikov	1,000,000	—	—	$0.04	12/27/2028	—	$—	—	—

Director Compensation

QPAGOS compensated its non-executive director, James Fuller by the issue of 190,000 shares of restricted stock, valued at $52,175 during the year ended December 31, 2018. The executive directors were not paid any fees for their service as directors; however, each of Messrs. Pereira and Novikov received compensation for service as officers of QPAGOS and Qpagos Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 5, 2019, or as otherwise set forth below, with respect to the beneficial ownership of our common stock and: (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock and; (ii) each of our directors and our executive officers; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is Paseo del la Reforma 404 Piso 15 PH, Juarez, Del. Cuauhtémoc, Mexico, D.F. C.P. 06600.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 5, 2019 for:

●	each of our directors and nominees for director;
●	each of our named executive officers;
●	all of our current directors and executive officers as a group; and
●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 114,041,100 shares of our common stock. We have deemed shares of our common stock subject to warrants that are currently exercisable within 60 days of April 5, 2019 to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. We have deemed shares of our common stock subject to redemption of convertible notes, where the conversion price is fixed, and any accrued interest thereon as of April 5, 2019 to be outstanding and beneficially owned by the person holding the convertible note for the purpose of computing the percentage ownership of only that person and not for any other person.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned

Gaston Pereira (Chief Executive Officer)	3,880,000	(1)	3.4%

Andrey Novikov (Chief Operating Officer)	2,440,000	(2)	2.1%

James Fuller (Director)	190,000	(3)	**

Vladimir Skigin	8,580,094	(4)	7.5%

All officers and directors as a group (4 persons)	6,510,000		5.6%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.

**	Less than 1%

(1)	Consists of 2,880,000 shares of common stock and options exercisable over 1,000,000 shares of common stock of which are all vested.
(2)	Consists of 1,440,000 shares of common stock and options exercisable over 1,000,000 shares of common stock of which all are vested.
(3)	Consists of 190,000 shares of common stock.

(4)	Consists of 7,463,869 shares of common stock registered to Mr. Skigin, and 664,036 shares of common stock related to convertibles notes with a fixed conversion price and accrued interest thereon, held by Cobbolo Limited. Mr. Skigin is the principal of Cobbolo Limited and the address is P.O. Box 146, Road Town, Tortola, British Virgin Islands, also consists of warrants exercisable over 531,981 shares of common stock registered to Cobbolo Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2017 for QPAGOS and its subsidiaries or any proposed transaction, in which we or QPAGOS and its subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has personally advanced the Company inventory funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs, Skigin funded a portion of the kiosks and accessories purchased under the same terms and conditions of the agreement entered into with Gibbs. In terms of the agreement, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. The amount has not been paid to date. The agreement does not provide for any default provisions and management is currently negotiating the terms of repayment with Skigin. A penalty interest rate has been provided for on the loan. The balance of the note plus accrued interest at December 31, 2018 is $81,316.

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $49,491 to Vladimir Skigin. The note has a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. The balance of the note plus accrued interest at December 31, 2018 is $55,473.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. On agreement, the maturity date was further extended to December 26, 2019. The balance of the note plus accrued interest at December 31, 2018 was $64,726.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. The note is convertible into common shares of the Company at a conversion price of $0.20 per share. On agreement, the maturity date was further extended to December 26, 2019. The balance of the note plus accrued interest at December 31, 2018 was $64,146.

In connection with the Convertible notes above, the Company issued a warrant to purchase 531,987 common shares of the Company at a variable exercise price of $0.20 per share, if the convertible note above is converted into common shares prior to its maturity date or $0.30 per share if the convertible note is not converted prior to its maturity date.

On October 25, 2017, in terms of an agreement entered into, Strategic IR assigned a note entered into on July 26, 2017 with the Company to Vladimir Skigin. The Note had an aggregate principal amount of $117,000 and accrued interest thereon of $2,334. The note has a maturity date of January 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On October 25, 2017, the Company received a notice of conversion of the outstanding principal and interest into common shares effective October 25, 2017. The Company had to increase its number of authorized shares in order to give effect to this conversion. The Company received a default waiver from the note holder to allow it to increase its authorized shares. The note and outstanding interest thereon was converted into equity on March 7, 2018, thereby extinguishing the note.

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

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 by our auditors:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Audit fees and expenses	$118,668	$95,867
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$118,668	$95,867

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2018, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2018 and 2017

3.	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

4.	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2018 and 2017

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 6, 2018)
4.1	Form of Warrants issued to Investors (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.2	Form of Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.3	Form of Amendment to Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
4.4	Note in the principal amount of $77,000 issued December 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
4.5	Note in the principal amount of $105,000 issued January 27, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
4.6	Note in the principal amount of $200,000 issued February 6, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 13, 2017)
4.7	Note in the principal amount of $53,000 issued February 21, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)

4.8	Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 15, 2017)
4.9	Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 1, 2017)
4.10	Note in the principal amount of $50,000 issued October 20, 2016 (Incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.11	Note in the principal amount of $50,000 issued October 21, 2016 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.12	Note in the principal amount of $50,000 issued October 31, 2016 (Incorporated by reference to Exhibit 4.12 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.13	Note in the principal amount of $50,000 issued February 19, 2017 (Incorporated by reference to Exhibit 4.13 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.14	Note in the principal amount of $50,000 issued March 1, 2017 (Incorporated by reference to Exhibit 4.14 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.15	Extension Agreement dated May 19, 2017 (Incorporated by reference to Exhibit 4.15 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.16	Extension Agreement dated May 30, 2017 ((Incorporated by reference to Exhibit 4.16 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018))
4.17	Note in the principal amount of $20,000 issued June 19, 2017 (Incorporated by reference to Exhibit 4.17 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.18	Note in the principal amount of $52,493.59 issued June 19, 2017 (Incorporated by reference to Exhibit 4.18 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.19	Warrant issued to Gibbs International, Inc. issued June 19, 2017 (Incorporated by reference to Exhibit 4.19 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.20	Note in the principal amount of $53,438.36 issued June 29, 2017 (Incorporated by reference to Exhibit 4.20 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.21	Warrant issued to Cobbolo Limited dated June 29, 2017 (Incorporated by reference to Exhibit 4.21 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.22	Note in the principal amount of $54,123.29 issued June 29, 2017 (Incorporated by reference to Exhibit 4.22 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.23	Warrant issued to Delinvest Commercial Ltd issued June 29, 2017 (Incorporated by reference to Exhibit 4.23 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.1	Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.2	Additional Agreement No. 1 to Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated November 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.3†	Employment Agreement Gaston Pereira (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.4†	Employment Agreement Andrey Novikov (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)

10.5	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.6	Placement Agent Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.8	Consulting Agreement between Qpagos Corporation and Yogipay Corporation dated February 11, 2016 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.9	Consulting Agreement between Qpagos Corporation and Eurosa Inc. dated February 11, 2016 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.10	Form of Exchange Agreement (Incorporated by reference to Exhibit 10 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.11	Share Purchase Agreement between Panatrade Business Limited (QPAGOS S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.12	Share Purchase Agreement between Panatrade Business Limited (Redpag Electronicos S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 12 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.13	Consulting Agreement between Panatrade Business Limited and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 13 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.14	Consulting Agreement between Delinvest Commercial Ltd. and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.15	Consulting Agreement between Sergey Rumyantsev and QPAGOS Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 15 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.16	Securities Purchase Agreement dated December 28, 2016 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
10.17	Securities Purchase Agreement dated January 27, 2017 between the Registrant and Labrys Fund, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
10.18	Securities Purchase Agreement dated February 21, 2017 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
10.19	Securities Purchase Agreement dated August 25, 2017 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 1, 2017)
10.20	Securities Purchase Agreement dated June 19, 2017 between Registrant and Gibbs International Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.21	Securities Purchase Agreement dated June 29, 2017 between Registrant and Delinvest Commercial Ltd. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.22	Securities Purchase Agreement dated July 29, 2017 between Registrant and Cobbolo Limited (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.23	Securities Purchase Agreement dated July 29, 2017 between Registrant and Delinvest Commercial Ltd (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)

10.24	Amendment, dated April 30, 2018, to Employment Agreement, by and between QPAGOS Corporation and Gaston Pereira (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on May 2, 2018)
10.25	Amendment, dated April 30, 2018, to Employment Agreement, by and between QPAGOS Corporation and Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on May 2, 2018)
10.26	Agreement to Organize and Operate a Joint Venture, dated June 14, 2018, by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 14, 2018)
10.27	Amendment, dated June 29, 2018, to Agreement to Organize and Operate a Joint Venture by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2018)
10,28	Amendment, dated July 16, 2018, to Agreement to Organize and Operate a Joint Venture by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2018)
10.29	Extension of Agreement to Organize and Operate a Joint Venture dated August 17, 2018 by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 24, 2018)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
23.1	Consent of RBSM LLP.**
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
31.1	Certification of Gaston Pereira, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **
32.1	Certification of Gaston Pereira, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith

†	Indicates management contract or compensatory plan

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

QPAGOS

Signature	Title	Date

/s/ Gaston Pereira	Chief Executive Officer and President	April 9, 2019
Gaston Pereira	(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2019	By:	/s/ Gaston Pereira
Chief Executive Officer, President, Interim Chief Financial Officer and Director

Date: April 9, 2019	By:	/s/ Andrey Novikov
Chief Operating Officer and Director

Date: April 9, 2019	By:	/s/ James Fuller
Director