Form 10-Q
period 2019-03-31
QPAGOS
filed 2019-05-20
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-192877

QPAGOS

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Paseo del la Reforma 404 Piso 15 PH Col. Juarez, Del. Cuauhtemoc Mexico, D.F. C.P.	06600
Address of Principal Executive Offices	Zip Code

+52 (55)-110-110

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of May 15, 2019 was 132,534,858.

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

QPAGOS

Item 1.

QPAGOS

TABLE OF CONTENTS

March 31, 2019

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
Assets	(unaudited)

Current Assets
Cash	$72,137	$71,294
Accounts receivable	57,140	60,523
Inventory	335,295	330,632
Recoverable IVA taxes and credits	119,108	98,493
Other current assets	56,737	179,139
Total Current Assets	640,417	740,081

Non-Current Assets
Plant and equipment, net	214,971	228,103
Intangibles, net	71,667	82,417
Right of use asset	25,174	-
Investment	3,000	3,000
Other assets	12,508	10,373
Total Non-Current Assets	327,320	323,893
Total Assets	$967,737	$1,063,974

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$605,089	$548,891
Loans payable	300,762	233,203
Loans payable - Related parties	143,574	136,790
Convertible debt, net of unamortized discount of $782,732 and $1,039,459, respectively	1,465,271	1,251,033
Convertible debt - Related parties, net of unamortized discount of $0 and $0 respectively	132,808	128,872
Operating lease liability	25,275	—
Derivative liability	1,576,031	1,833,672
IVA and other taxes payable	26,395	18,969
Advances from customers	79,758	120,909
Total Current Liabilities	4,354,963	4,272,339

Total Liabilities	4,354,963	4,272,339

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018.
Common stock, $0.0001 par value; 500,000,000 shares authorized, 113,215,382 and 88,839,218 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	11,322	8,884
Additional paid-in-capital	15,533,294	14,857,769
Accumulated deficit	(19,322,768)	(18,455,925)
Accumulated other comprehensive income	390,926	380,907
Total Stockholders’ Deficit	(3,387,226)	(3,208,365)
Total Liabilities and Stockholders’ Deficit	$967,737	$1,063,974

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months Ended	Three months Ended
	March 31,	March 31,
	2019	2018

Net Revenue	$1,236,202	$1,464,789

Cost of Goods Sold	1,224,184	1,520,666

Gross Profit (Loss)	12,018	(55,877)

General and administrative	412,971	560,078
Depreciation and amortization	11,303	12,406
Total Expense	424,274	572,484

Loss from Operations	(412,256)	(628,361)

Other (expense) income	(360,672)	(2,478,599)
Interest expense, net	(631,237)	(1,245,786)
Derivative liability movements	542,525	2,531,332
Foreign currency (loss) gain	(5,203)	152,931
Loss before Provision for Income Taxes	(866,843)	(1,668,483)

Provision for Income Taxes	—	—

Net Loss	$(866,843)	$(1,668,483)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	100,070,725	62,511,646

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	10,019	(78,321)

Total Comprehensive loss	(856,824)	(1,746,804)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2018	—	$—	88,839,218	$8,884	$14,857,769	$(18,455,925)	$380,907	$(3,208,365)

Conversion of debt to equity	—	—	24,376,164	2,438	675,525	—	—	677,963

Translation adjustment	—	—	—	—	—	—	10,019	10,019

Net loss	—	—	—	—	—	(866,843)	—	(866,843)

Balance as of March 31, 2019	—	$—	113,215,382	$11,322	$15,533,294	$(19,322,768)	$390,926	$(3,387,226)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2017	—	$—	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)

Conversion of debt to equity	—	—	23,675,144	2,368	4,253,945	—	—	4,256,313

Translation adjustment	—	—	—	—	—	—	(78,321)	(78,321)

Net loss	—	—	—	—	—	(1,668,483)	—	(1,668,483)

Balance as of March 31, 2018	—	$—	79,882,568	$7,988	$12,748,447	$(15,056,674)	$409,233	$(1,891,006)

See notes to unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(866,843)	(1,668,483)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,619	11,561
Amortization expense	10,750	10,750
Impairment movement	(1,643)	—
Derivative liability movements	(542,525)	(2,531,332)
Amortization of debt discount	541,612	1,143,583
Loss on conversion of debt to equity	367,704	2,477,791
Profit on disposal of kiosks	(1,645)	—
Convertible debt issued for services	4,423	100,724
Non-cash operating lease liability movements	101	—
Changes in Assets and Liabilities
Accounts receivable	4,274	33,040
Inventory	—	5,886
Recoverable IVA taxes and credits	(19,400)	(41,083)
Other current assets	125,851	(16,453)
Other assets	(2,006)	(3,586)
Accounts payable and accrued expenses	63,274	(33,257)
IVA and other taxes payable	7,223	8,415
Advances from customers	(43,243)	91,492
Interest accruals	82,065	102,203
CASH USED IN OPERATING ACTIVITIES	(254,409)	(308,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of property and equipment	4,166	—
Purchase of property and equipment	—	(1,800)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,166	(1,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	60,000	155,500
Proceeds from convertible debt	192,000	346,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	252,000	501,500

Effect of exchange rate changes on cash and cash equivalents	(914)	(155,954)

NET INCREASE IN CASH	843	34,997
CASH AT BEGINNING OF PERIOD	71,294	19,028
CASH AT END OF PERIOD	$72,137	$54,025

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	—	$—
Cash paid for interest	$—	$61,007
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debt to equity	$677,963	$4,256,313

See notes to the unaudited condensed consolidated financial statements

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2018, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2019.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Adoption of accounting standards

 In February 2016, the Financial Accounting Standards Board (“FSAB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its unaudited condensed consolidated financial statements. The Company has elected to apply all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019 of MXN Pesos 639,400 ($32,996) and the subsequent amortization of the asset and the lease liability.

i)	Recent accounting pronouncements

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption.

j)	Reporting by segment

No segmental information is required as the Company currently only has one segment of business, providing physical and virtual payment services in the Mexican Market.

k)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2019 and December 31, 2018, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2019 and December 31, 2018, cash balances in the United States did not exceed the federally insured limit.

l)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months ended March 31, 2019.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at March 31, 2019 and December 31, 2018.

n)	Inventory

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

o)	Advances received from customers

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

p)	Plant and equipment

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

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

q)	Intangibles

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

r)	Long-Term Assets

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

s)	Revenue Recognition

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

Our revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

s)	Revenue Recognition (continued)

The Company has the following sources of revenue which is recognized on the basis described below.

●	Revenue from the sale of services.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,322,768 as of March 31, 2019 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	INVENTORY

Inventory consisted of the following:

	March 31, 2019	December 31, 2018

Kiosks and accessories	$335,295	$330,632
	$335,295	$330,632

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	March 31, 2019	December 31, 2018

Kiosks	$414,555	$409,990
Computer equipment	74,822	73,781
Office equipment	10,056	9,916
Leasehold improvement	8,735	8,615
Total cost	508,168	502,302
Less: accumulated depreciation and amortization	(293,197)	(274,199)
Plant and equipment, net	$214,971	$228,103

Depreciation expense totaled $15,619 and $11,561 for the three months ended March 31, 2019 and 2018, respectively.

6	LEASES

Adoption of ASC Topic 842, "Leases"

On January 1, 2019, the Company adopted Topic 842 using the prospective transition method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company's lease consist of an operating lease that relate to a real estate agreement entered into in December 2016.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard.

Discount Rate

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR").

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Mexican Mortgage interest rate at the time of entering into the agreement and compared that rate to the Company’s weighted average cost of funding at the time of entering into the operating lease. The Company determined that 10.65% was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	LEASES (continued)

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

March 31, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$25,174

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Three months ended March 31, 2019

Operating lease expense	$8,813

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Remainder of 2019	$26,304
Deferred rental on straight line amortization	101
Imputed interest	(1,130)

Total operating lease liability	$25,275

Disclosed as:
Current portion	$25,275
Non-current portion	—
$25,275

7	INTANGIBLES

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

Intangibles consisted of the following:

	March 31, 2019	December 31, 2018

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(143,333)	(132,583)
Intangibles, net	$71,667	$82,417

Amortization expense was $10,750 and $10,750 for the three months ended March 31, 2019 and 2018, respectively.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	LOANS PAYABLE

Loans payable consist of the following:

Description	Interest Rate	Maturity	March 31, 2019	December 31, 2018
Strategic IR	15%	February 10, 2020	$182,430	$177,159

Victoria Akhmetova	15%	January 11, 2020	57,938	56,044

Boba Management Corporation	10%	February 20, 2020	20,203	—
	10%	March 1, 2020	20,164	—
	10%	March 26, 2020	20,027	—

Total loans payable			$300,762	$233,203

Strategic IR

Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum. The note had a maturity date of February 10, 2019. On March 18, 2019 the note was extended to February 10, 2020, and the interest rate was changed to 15%. The note may be prepaid at any time without premium or penalty. The balance of the note plus accrued interest at March 31, 2019 was $182,430.

Viktoria Akhmetova

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On March 19, 2019, the note was extended to January 11, 2020, and the interest rate changed to 15%. The balance of the note plus accrued interest at March 31, 2019 was $57,938.

Boba Management Corporation

February 20, 2020

On February 22, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of February 22, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at March 31, 2019 was $20,203.

March 1, 2020

On March 1, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 1, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at March 31, 2019 was $20,164.

March 26, 2020

On March 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 26, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at March 31, 2019 was $20,027.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	March 31 2019 Balance, net	December 31, 2018 Balance, net

Power Up Lending Group	8%	April 30, 2019	—	—	—	—	38,645
	8%	September 15, 2019	83,000	2,365	(46,792)	38,573	11,869

Labrys Fund, LP	8%	February 28, 2019	—	—	—	—	129,758
	8%	April 25, 2019	300,000	10,323	(64,882)	245,441	126,826

JSJ Investments, Inc.	8%	July 26, 2019	—	—	—	—	46,751
	8%	October 8, 2019	100,000	3,814	(52,329)	51,485	24,855

GS Capital Partners, LLC	8%	May 11, 2019	26,000	1,846	(2,921)	24,925	41,543
	8%	August 14, 2019	150,000	7,529	(55,890)	101,639	61,693
	8%	August 14, 2019	150,000	6,608	(60,534)	96,074	53,056
	8%	September 19, 2019	33,252	1,407	(15,670)	18,989	10,134
	8%	September 19, 2019	47,730	2,029	(22,492)	27,267	14,557
	8%	February 4, 2020	96,000	1,157	(81,534)	15,623	—
	8%	February 4, 2020	96,000	568	(88,309)	8,259	—

Strategic IR	15%	December 8, 2019	10,000	2,563	—	12,563	12,193
	15%	December 8, 2019	20,164	5,154	—	25,318	24,573
	15%	December 26, 2019	53,740	13,339	—	67,079	65,091
	15%	December 26, 2019	115,535	28,678	—	144,213	139,940

Viktoria Akhmetova	15%	December 8, 2019	20,164	5,154	—	25,318	24,573

Joseph W and Patricia G Abrams	15%	December 10, 2019	26,247	6,688	—	32,935	31,964
	15%	January 27, 2020	3,753	882	—	4,635	4,496

Roman Shefer	15%	December 24, 2019	10,000	2,490	—	12,490	12,121

Crown Bridge Partners, LLC	8%	May 14, 2019	—	—	—	—	18,796
	8%	June 12, 2019	17,800	1,726	(3,560)	15,966	16,437
	8%	July 26, 2019	27,500	1,495	(8,815)	20,180	12,856
	8%	August 31, 2019	27,500	1,278	(11,527)	17,251	9,927
	8%	October 16, 2019	27,500	1,001	(14,994)	13,507	6,184

Alex Pereira	8%	November 5, 2019	19,250	616	(11,550)	8,316	3,189

Gibbs International Holdings	15%	On demand	52,494	13,246	—	65,740	63,798
	8%	August 31, 2019	405,735	19,831	(165,100)	260,466	155,345

Delinvest Commercial, LTD	15%	December 16, 2019	20,000	5,047	—	25,047	24,307
	15%	December 26, 2019	54,123	13,434	—	67,557	65,556

BOBA Management Corporation	8%	January 23, 2020	92,884	1,364	(75,834)	18,414	—

Total convertible notes payable			$2,086,371	$161,632	$(782,732)	$1,465,271	$1,251,033

Interest expense together with amortized debt discount totaled $612,959 and $484,801 for the three months ended March 31, 2019 and 2018, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended March  31, 2019 and 2018 was $284,884 and $668,545, respectively.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Power Up Lending Group Ltd.

April, 30, 2019

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

On January 23, 2019, in terms of a debt purchase agreement entered into with BOBA Management Corp., the $63,000 convertible note, plus accrued interest thereon of $2,583, plus penalty interest thereon of $22,878 and expenses of $4,423, was exchanged for a new convertible note with a principal sum of $92,884, bearing interest at 8% per annum and maturing on January 23, 2020.

September 15, 2019

On November 21, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power up Lending Group Ltd. The note has a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days. The balance of the note plus accrued interest at March 31, 2019 was $38,573, net of unamortized discount of $46,792.

Labrys Fund, LP

February 28, 2019

On June 22, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to Labrys Fund, LP. The note has a maturity date of December 22, 2018 and a coupon of 8% per annum. The Company has the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. In December 2018 the maturity date was extended to February 28, 2019.

Between December 26, 2018 and February 13, 2019, the Company received conversion notices converting an aggregate principal amount of $150,000 and interest thereon of $7,116, at an average conversion price of $0.0156 per share, into 10,070,334 shares of common stock, thereby extinguishing the note.

April 25, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $245,441, net of unamortized discount of $64,882.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

JSJ Investments Inc.

July 26, 2019

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

Between January 28, 2019 and March 11, 2019, the Company received conversion notices, converting an aggregate principal amount of $100,000 and interest thereon of $4,533, at an average conversion price of $0.0126 into 8,304,805 shares of common stock, thereby extinguishing the convertible note.

October 8, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $51,485, net of unamortized discount of $52,329.

GS Capital Partners, LLC

May 11, 2019

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

Between December 27, 2018 and March 20, 2019, the Company received conversion notices converting an aggregate principal amount of $54,000 and interest thereon of $3,239, at an average conversion price of $0.0148 per share, into 3,878,553 shares of common stock. The balance of the note plus accrued interest at March 31, 2019 was $24,925, net of unamortized discount of $2,921.

August 14, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $101,639 net of unamortized discount of $55,890.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC (continued)

August 14, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $96,074 net of unamortized discount of $60,534.

September 19, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $18,989 net of unamortized discount of $15,670.

September 19, 2019

On September 21, 2018, in terms of a debt purchase agreement entered into with GS Capital Partners LLC, the convertible note issued to Power Up Lending Group LTD on March 26, 2018 of $68,000 plus accrued interest thereon of $2,698 was exchanged for a new note issued to GS Capital Partners LLC, with a principal sum of $70,698 bearing interest at 8% per annum with a maturity date of September 19, 2019. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On October 9, 2018, the Company received a notice of conversion, converting $23,058, consisting of principal of $22,968 and interest of $90 into 203,874 shares of common stock at a conversion price of $0.1131 per share. The balance of the note plus accrued interest at March 31, 2019 was $27,267 net of unamortized discount of $22,492.

February 4, 2020

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

The balance of the note plus accrued interest at March 31, 2019 was $15,623 net of unamortized discount of $81,534.

February 4, 2020

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

The balance of the note plus accrued interest at March 31, 2019 was $8,259 net of unamortized discount of $88,309.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR

December 8, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $12,563.

December 8, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $25,318.

December 26, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $67,079.

December 26, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $144,213.

Viktoria Akhmetova

December 8, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $25,318.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Joseph W and Patricia G Abrams

December 10, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $32,935.

January 27, 2020

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

The balance of the note plus accrued interest at March 31, 2019 was $4,635.

Roman Shefer

December 24, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $12,490.

Crown Bridge Partners

May 14, 2019

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

Between January 16, 2019 and February 12, 2019 the Company received conversion notices, converting an aggregate principal amount of $27,500, fees of $1,500 and interest thereon of $1,580, at an average conversion price of $0.0128, into 2,380,300 shares of common stock, thereby extinguishing the note.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners (continued)

June 12, 2019

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

On March 15, 2019, the Company received a conversion notice, converting an aggregate principal amount of $9,700 and fees thereon of $500, at a conversion price of $0.006, into 1,700,000 shares of common stock. The balance of the note plus accrued interest at March 31, 2019 was $15,966 net of unamortized discount of $3,560.

July 26,2019

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

The balance of the note plus accrued interest at March 31, 2019 was $20,180 net of unamortized discount of $8,815.

August 31, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $17,251 net of unamortized discount of $11,527.

October 16, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $13,507 net of unamortized discount of $14,994.

Alex Pereira

November 5, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $8,316 net of unamortized discount of $11,550.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Gibbs International Holdings

On Demand

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

The balance of the note plus accrued interest at March 31, 2019 was $65,740.

August 31, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $260,466 net of unamortized discount of $165,100.

Delinvest Commercial, LTD.

December 16, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $25,047.

December 26, 2019

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

The balance of the note plus accrued interest at March 31, 2019 was $67,557.

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

BOBA Management Corporation.

January 23, 2020

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

The balance of the note plus accrued interest at March 31, 2019 was $18,414 net of unamortized discount of $75,834.

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above and note 14 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at March 31, 2019 and 2018, a total of $542,525 and $2,531,332 was credited to the statement of comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2019
Conversion price	$0.009 to 0.20
Risk free interest rate	2.34 to 2.59%
Expected life of derivative liability	1 to 16 months
Expected volatility of underlying stock	173.1% to 174.2%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2019	December 31, 2018

Opening balance	$1,833,672	$3,277,621
Derivative financial liability arising from convertible notes	284,884	2,685,845
Fair value adjustment to derivative liability	(542,525)	(4,129,793)
	$1,576,031	$1,833,672

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

a)	Common Stock

The company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 113,215,382 and 88,839,218 shares of common stock as of March 31, 2019 and December 31, 2018.

In terms of various debt conversion notices received between January 16, 2019 and March 2, 2019, the Company issued an aggregate of 24,376,164 shares of common stock in settlement of $310,259 of convertible notes, resulting in a net loss on conversion of $367,704.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of March 31, 2019.

c)	Warrants

The warrants outstanding and exercisable at March 31, 2019 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	1.10		6,219,200
$0.20	2,308,513	1.24		2,308,513

	8,527,713	1.44	$0.51	8,527,713	$0.51

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2019 and December 31, 2018, respectively.

d)	Stock options

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

The Plan is administered by the Board of Directors or a Committee appointed by the Board of Directors who have the authority to administer the Plan and to exercise all the powers and authorities specifically granted to it under the Plan.

The maximum number of securities available under the plan is 8,000,000 shares of common stock. The maximum number of shares of common stock awarded to any individual during any fiscal year may not exceed 1,000,000 shares of common stock.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d)	Stock options (continued)

The options outstanding and exercisable at March 31, 2019 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.04	2,000,000	9.75	$0.04	2,000,000	$0.04

The options outstanding have an intrinsic value of $0 as of March 31, 2019.

12	REVENUE

Revenue is derived from the following sources:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Sales of services	$1,206,137	$1,443,107
Payment processing fees	9,234	5,294
Kiosk sales	5,432	—
Other	15,399	16,388
	$1,236,202	$1,464,789

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2019 and 2018, all convertible debt and warrants, were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three Months Ended March 31, 2019 (Shares)	Three Months Ended March 31, 2018 (Shares)

Convertible debt	196,182,830	9,227,676
Stock Options	2,000,000	—
Warrants	8,527,713	8,527,713
	206,710,543	17,755,389

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE

Description	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018

Vladimir Skigin
Equipment funding	36%	On Demand	$86,225	$81,316
Promissory note	15%	January 11, 2020	57,348	55,474

Notes payable – Related parties			$143,573	$136,790

Interest expense totaled $6,784 and $69,748 for the three months ended March 31, 2019 and 2018, respectively.

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

The balance of the note plus accrued interest at March 31, 2019 is $86,225.

Promissory note

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $49,491 to Vladimir Skigin. The note has a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On February 21, 2019 the maturity date was extended to September 13, 2019, with the interest rate changed to 15%.

The balance of the note plus accrued interest at March 31, 2019 is $57,348.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE

						March 31 2019	December 31 2018
Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	Balance, net	Balance, net

Cobbolo Limited	15%	December 26, 2019	53,438	13,265	—	66,703	64,726
	15%	December 26, 2019	52,959	13,146	—	66,105	64,146

Total convertible notes payable			$106,397	$26,411	$—	$132,808	$128,872

Interest expense totaled to $3,935 and $506,865 for the three months ended March 31, 2019 and 2018, respectively.

The convertible notes above have a fixed conversion price of $0.20 per common share.

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

The balance of the note plus accrued interest at March 31, 2019 was $66,703.

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

The balance of the note plus accrued interest at March 31,2019 was $66,105.

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

The Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 16, 2019. Refer to Note 6 above for future minimum operating lease commitments.

16	SUBSEQUENT EVENTS

Conversion of convertible notes into equity

On April 18, 2019, the Company received a notice of conversion from JSJ investments, converting $35,000 into 5,028,735 shares of common stock at a conversion price of $0.00696 per share. The company made a loss on conversion of $61,853.

On April 29, 2019, the Company received a notice of conversion from Labrys fund, converting $11,967 of interest into 1,869,979 shares of common stock at a conversion price of $0.0063996 per share. The company made a loss on conversion of $24,684.

On April 30, 2019, the Company received a notice of conversion from JSJ investments, converting $35,000 into 5,511,984 shares of common stock at a conversion price of $0.00635 per share. The company made a loss on conversion of $73,309.

On May 6, 2019, the Company received a notice of conversion from GS Capital Partners, converting $26,000 of principal and $2,051 of interest into 4,208,778 shares of common stock at a conversion price of $0.006665 per share. The company made a loss on conversion of $22,454.

On May 13, 2019, the Company received a notice of conversion from Crown Bridge Partners converting $9,760 of principal into 2,700,000 shares of common stock at a conversion price of $0.0038 per share. The company made a loss on conversion of $19,440.

Convertible notes

On April 2, 2019, the company received the proceeds of a convertible promissory note issued to JSJ Investments, Inc. on March 29, 2019, with the aggregate principal amount of $75,000. The note has a maturity date of March 29, 2020 and a coupon of 8% per annum. The Company may prepay the note at a premium ranging from 120% to 140% of the principal plus accrued interest. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

Promissory notes

On April 12, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note has a maturity date of April 12, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

On May 7, 2019, the Company issued a Promissory Note in the aggregate principal amount of $10,000 to Boba Management Corporation. The note has a maturity date of May 7, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

On May 13, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Boba Management Corporation. The note has a maturity date of May 13, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

Other than disclosed above, The Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on April 9, 2019. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos.

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

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the three months ended March 31, 2019 we generated net revenues of $1,236,022 as compared to $1,464,789 for the three months ended March 31, 2018, a decrease of $228,587 or 15.61%. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues, the national lottery’s Pronosticos and others. As of March 31, 2019, Qpagos Corporation deployed over 224 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of March 31, 2019 and 2018, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

Net revenue

Net revenues in our Mexican operations were $1,236,202 and $1,464,789 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $228,587 or 15.6%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos decreased to MXN 23,740,755 from MXN 27,445,313 for the three months ended March 31, 2019 and 2018, respectively, a decrease of MXN 3,704,558 or 13.5%. The decrease in revenue in MXN Pesos terms is primarily due to a decrease in the value of prepaid airtime sold of MXN 3,875,709 offset by an increase in commissions earned. The average US$ exchange rate has strengthened against the MXN Pesos over the prior comparable period, from $18.7367 to $19.20459 or 2.49%, which results in a lower revenue growth in US$ terms of $30,870.

 Cost of goods sold

Cost of goods sold in our Mexican operations were $1,224,184 and $1,520,666 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $296,482 or 19.50%. Our cost of sales from our Mexican operations, in Mexican Pesos decreased to MXN 23,509,941 from MXN 28,492,276 for the three months ended March 31, 2019 and 2018, respectively, a decrease of MXN 4,982,337 or 17.49%. The decrease in cost of sales in MXN Pesos terms is primarily due to the decrease in the value of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid airtime and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $15,065 and $9,905, for the three months ended March 31, 2019 and 2018, respectively, an increase of $5,160. The average US $ exchange rate has strengthened against the MXN Pesos over the prior period, from $18.7367 to $19.20459 or 2.49%, which results in a lower cost of sales in US $ terms of $30,570.

Gross profit (loss)

Gross profit (loss) in our Mexican operations was $12,018 and $(55,877) for the three months ended March 31, 2019 and 2018, respectively, an increase of $67,895 or 121.5%. The components of gross profit (loss) include the following:

●	Gross profit (loss) on sales of services was $5,069 and ($53,602), for the three months ended March 31, 2019 and 2018, respectively, an increase of $58,671 or 116%. The increase in gross profit was due to an improvements in margins earned due to accounting adjustments made in the prior period affecting the gross profit earned;
●	Gross profit (loss) on kiosks was $2,409 and ($4,086) for the three months ended March 31, 2019 and 2018, respectively, an increase of $6,495 or 159%. An inventory adjustment to kiosk cost of sales affected the prior period gross margin.
●	Other gross profit was $19,605 and $11,715 for the three months ended March 31, 2019 and 2018, respectively, an increase of $7,890 or 67.3%. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the quarter, trends in this expense are not easily identifiable as the majority of the repair work in on a needs only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $15,065 and $9,905, for the three months ended March 31, 2019 and 2018, respectively, an increase of $5,160 or 52.09%. This is primarily due to an increase in the number of kiosks in use.

General and administrative expenses

General and administrative expenses were $412,971 and $560,078 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $147,107 or 26.3%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.	The general and administrative expenditure in Mexico increased to MXN 3,316,300 ($172,683) from MXN 3,295,768 ($175,899) for the three months ended March 31, 2019 and 2018, respectively, a decrease of MXN 20,532 or 0.6%.

ii.	The general administrative expenses incurred in the US, during the three months ended March 31, 2019 and 2018 was $240,289 and $384,179, respectively, a decrease of $143,890 or 37.5%, primarily due to the following:

●	capital raising fees of $14,000 and $119,224 for the three months March 31, 2019 and 2018, respectively, a decrease of $105,224 or 88.3%, primarily due to fewer convertible notes issued during the current period.

●	Consulting fees of $70,877 and $116,558 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $45,681 or 39.2%, primarily due to the rationalization of expenses to reduce monthly operating costs.

Depreciation and amortization

Depreciation and amortization expense were $11,303 and $12,406 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $1,103 or 8.9%. The decrease is primarily due to a lower depreciation charge in our Mexican operations related to non-productive assets. There has been no additions to these assets over the prior period and depreciation has decreased as assets become fully depreciated.

Other expense

Other expense was $360,672 and $2,478,599 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $2,117,927 or 85.4%. Other expense consists of losses realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the three month period ended March 31, 2019 and 2018, $310,259 and $1,778,521 of convertible notes were respectively converted to equity.

Interest expense, net

Interest expense was $631,237 and $1,245,786 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $614,549 or 49.3%. The decrease consists primarily of the amortization of debt discount on convertible notes of $541,146 and $1,143,583 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $602,437 due to the decrease in funding through convertible notes during the past quarter and interest expense of $90,091 and $102,203 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $12,112, the decrease is primarily due to the conversion of high coupon equipment loans in the prior period to cheaper convertible debt, despite overall debt balances increasing over the prior period.

Derivative liability movements

Derivative liability movements were $542,525 and $2,531,332 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $1,988,807 or 78.6%. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current period represents the mark-to-market of the derivative liability outstanding as of March 31, 2019 and the release of derivative liabilities relating to notes converted during the current period.

Foreign currency (loss) gain

The foreign currency (loss) gain was ($5,203) and $152,931 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $158,134 or 103.4%. The decrease is primarily due to the decrease in US$ denominated intercompany balances, as a significant portion of the balance was capitalized in the prior period.

Net loss

We incurred a net loss of $866,843 and $1,668,483 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $801,640 or 48.0%, primarily due to the gross profit realized during the quarter, the decreased loss realized on convertible note conversions during the period and amortization of debt discount during the current period, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $19,322,768 through March 31, 2019 and incurred negative cash flow from operations of $131,081 for the three months ended March 31, 2019. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At March 31, 2019, we had cash of $72,137 and a negative working capital of $3,714,546, including a derivative liability of $1,576,031, after eliminating the derivative liability our working capital deficit is $2,138,515. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $254,409 and $308,749 in operating activities for the three months ended March 31, 2019 and 2018, respectively, a decrease of $54,340 or 17.6%. The decrease is primarily due to the following; (i) the decrease in net loss of $801,640 discussed above; (ii) the decrease in derivative liability movements of $1,988,807 due to lower volatility of stock prices utilized in the calculation and the conversion of debt during the period; (iii) the net movement in working capital of $194,709 due to effective working capital management; offset by (iv) the movement in the loss on conversion of debt to equity of $(2,110,087) due to the amount of debt conversions during the current period declining over the prior period; and (v) the movement in amortization of debt discount of $601,971, as fewer new notes were issued during the current period.

We had no investment in property and equipment for the three months ended March 31, 2019 and minimal investment of $1,800 for the three months ended March 31, 2018. During the current period we sold a capitalized kiosk for gross proceeds of $4,166.

We funded our operations and increased our cash balances by raising an additional $252,000 through debt issuances.

Subsequent to March 31, 2019 we raised an additional $75,000 in convertible debt funding, and an additional $45,000 in promissory notes.

Other than amounts owed under convertible notes, we have minimal commitments which include the office facility lease agreement with a future commitment as of March 31, 2019 of $30,393 for the remainder of 2019, subject to exchange rate changes.

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

Amount

2019	20,100
2020	20,100
2021	20,100
2022	20,100
2023 and thereafter	47,067
$127,467

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2019 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended March 31, 2019 in transactions that were not registered under the Securities Act.

Between January 16, 2019 and February 12, 2019 the Company received conversion notices from Crown Bridge Partners, LLC, converting an aggregate principal amount of $27,500, fees of $1,500 and interest thereon of $1,580, at an average conversion price of $0.0128, into 2,380,300 shares of common stock.

Between January 17, 2019 and February 13, 2019, the Company received conversion notices from Labrys Fund, LP., converting an aggregate principal amount of $129,616 and interest thereon of $1,100, at an average conversion price of $0.0146 per share, into 8,970,334 shares of common stock.

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

Between January 28, 2019 and March 11, 2019, the Company received conversion notices from JSJ Investments, Inc., converting an aggregate principal amount of $100,000 and interest thereon of $4,533, at an average conversion price of $0.0126 into 8,304,805 shares of common stock.

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

Between February 19, 2019 and March 20, 2019, the Company received conversion notices from GS Capital Partners, converting an aggregate principal amount of $34,000 and interest thereon of $2,231, at an average conversion price of $0.01199 per share, into 3,020,725 shares of common stock.

On February 22, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of February 22, 2020 and a coupon of ten percent per annum.

On March 1, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 1, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

On March 4, 2019, the Company funded a back-end Convertible Promissory Note in the aggregate principal amount of $96,000 from GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days. The balance of the note plus accrued interest at March 31, 2019 was $8,260 net of unamortized discount of $88,309.

On March 15, 2019, the Company received a conversion notice from Crown Bridge Partners, LLC, converting an aggregate principal amount of $9,700 and fees thereon of $500, at a conversion price of $0.006, into 1,700,000 shares of common stock.

On March 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 26, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at March 31, 2019 was $20,027.

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

See Item 5 below for shares issued subsequent to the quarter ended March 31, 2019 upon conversion of notes. The shares were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 18, 2019, the Company received a notice of conversion from JSJ investments, converting a principal amount of $35,000 into 5,028,735 shares of common stock at a conversion price of $0.0070 per share.

On April 29, 2019, the Company received a notice of conversion from Labrys fund, converting interest of $11,967 into 1,869,979 shares of common stock at a conversion price of $0.00640 per share.

On April 30, 2019, the Company received a notice of conversion from JSJ investments, converting a principal amount of $35,000 into 5,511,984 shares of common stock at a conversion price of $0.0064 per share.

On May 6, 2019, the Company received a notice of conversion from GS Capital Partners, converting principal of $26,000 and interest thereon of $2,051 into 4,208,778 shares of common stock at a conversion price of $0.0067 per share.

On May 13, 2019, the Company received a notice of conversion from Crown Bridge Partners converting a principal amount of $9,760 into 2,700,000 shares of common stock at a conversion price of $0.0038 per share.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Gaston Pereira, Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gaston Pereira, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QPAGOS

Date: May 20, 2019	By: /s/ Gaston Pereira
Gaston Pereira
Chief Executive Officer
(Principal Executive Officer)