Form 10-Q
period 2019-06-30
QPAGOS
filed 2019-08-19
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of August 13, 2019 was  300,746,259.

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

QPAGOS

i

Item 1.

QPAGOS

TABLE OF CONTENTS

June 30, 2019

Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018 (unaudited)	F-4–F-5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (unaudited)	F-6
Notes to the Unaudited Condensed Consolidated Financial Statements	F-7–F-33

QPAGOS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets	(unaudited)

Current Assets
Cash	$11,727	$71,294
Accounts receivable	46,537	60,523
Inventory	336,344	330,632
Recoverable IVA taxes and credits	120,466	98,493
Other current assets	220,095	179,139
Total Current Assets	735,169	740,081

Non-Current Assets
Plant and equipment, net	204,927	228,103
Right of use asset	17,154	-
Intangibles, net	60,917	82,417
Investment	3,000	3,000
Other assets	12,618	10,373
Total Non-Current Assets	298,616	323,893
Total Assets	$1,033,785	$1,063,974

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$722,252	$548,891
Loans payable	375,409	233,203
Loans payable - Related parties	150,389	136,790
Convertible debt, net of unamortized discount of $421,316 and $532,747, respectively	1,804,891	1,251,033
Convertible debt - Related parties, net of unamortized discount of $0 and $0 respectively	136,786	128,872
Operating lease liability	17,222	-
Derivative liability	1,365,652	1,833,672
IVA and other taxes payable	40,238	18,969
Advances from customers	144,724	120,909
Total Current Liabilities	4,757,563	4,272,339

Total Liabilities	4,757,563	4,272,339

Stockholders' Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018.
Common stock, $0.0001 par value; 500,000,000 shares authorized, 149,211,940 and 88,839,218 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	14,921	8,884
Additional paid-in-capital	16,063,879	14,857,769
Accumulated deficit	(20,201,209)	(18,455,925)
Accumulated other comprehensive income	398,631	380,907
Total Stockholders' Deficit	(3,723,778)	(3,208,365)
Total Liabilities and Stockholders' Deficit	$1,033,785	$1,063,974

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net Revenue	$2,833,417	$1,701,763	$4,069,619	$3,166,551

Cost of Goods Sold	2,756,802	1,597,393	3,980,986	3,118,060

Gross profit	76,615	104,370	88,633	48,491

General and administrative	494,683	584,367	907,654	1,144,442
Depreciation and amortization	11,306	12,347	22,609	24,753
Total Expense	505,989	596,714	930,263	1,169,195

Loss from Operations	(429,374)	(492,344)	(841,630)	(1,120,704)

Other expense	(188,514)	(981,356)	(549,186)	(3,459,955)
Interest expense, net	(579,646)	(565,717)	(1,210,883)	(1,811,504)
Derivative liability movements	319,888	(259,419)	862,413	2,271,913
Foreign currency loss	(795)	(163,293)	(5,998)	(10,362)
Loss before Provision for Income Taxes	(878,441)	(2,462,129)	(1,745,284)	(4,130,612)

Provision for Income Taxes	-	-	-	-

Net Loss	$(878,441)	$(2,462,129)	$(1,745,284)	$(4,130,612)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	113,383,536	81,723,620	113,372,546	72,170,705

Other Comprehensive gain (loss)
Foreign currency translation adjustment	7,705	86,725	17,724	8,404

Total Comprehensive loss	(870,736)	(2,375,404)	(1,727,560)	(4,122,208)

See notes to the unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2018	-	$-	88,839,218	$8,884	$14,857,769	$(18,455,925)	$380,907	$(3,208,365)
Conversion of debt to equity	-	-	24,376,164	2,438	675,525	-	-	677,963
Translation adjustment	-	-	-	-	-	-	10,019	10,019
Net loss	-	-	-	-	-	(866,843)	-	(866,843)

Balance as of March 31, 2019	-	$-	113,215,382	$11,322	$15,533,294	$(19,322,768)	$390,926	$(3,387,226)
Conversion of debt to equity	-	-	35,170,840	3,517	368,413	-	-	371,930
Shares issued for services			825,718	82	162,172	-	-	162,254
Translation adjustment	-	-	-	-	-	-	7,705	7,705
Net loss	-	-	-	-	-	(878,441)	-	(878,441)

Balance as of June 30, 2019	-	$-	149,211,940	$14,921	$16,063,879	$(20,201,209)	$398,631	$(3,723,778)

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2017	-	$-	56,207,424	$5,620	$8,494,502	$(13,388,191)	$487,554	$(4,400,515)
Conversion of debt to equity	-	-	23,675,144	2,368	4,253,945	-	-	4,256,313
Translation adjustment	-	-	-	-	-	-	(78,321	(78,321)
Net Loss	-	-	-	-	-	(1,668,483)	-	(4,130,612)

Balance as of March 31, 2018	-	$-	79,882,568	$7,988	$12,748,447	$(15,056,674)	$409,233	$(1,891,006)
Conversion of debt to equity	-	-	3,297,181	330	1,393,530	-	-	1,393,860
Stock based compensation	-	-	120,000	12	49,188	-	-	49,200
Shares issued for services	-	-	115,795	12	34,727	-	-	34,739
Translation adjustment	-	-	-	-	-	-	86,725	86,725
Net Loss	-	-	-	-	-	(2,462,129)	-	(2,462,129)

Balance as of June 30, 2018	-	$-	83,415,544	$8,342	$14,225,892	$(17,518,803)	$495,958	$(2,788,611)

See notes to unaudited condensed consolidated financial statements

QPAGOS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30	June 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,745,284)	(4,130,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	33,126	22,417
Amortization expense	21,500	21,500
Impairment charge	(1,650)	-
Derivative liability movements	(862,413)	(2,271,913)
Amortization of debt discount	1,012,537	1,622,457
Loss on conversion of debt to equity	554,558	3,458,238
Profit on disposal of kiosks	(1,652)	-
Convertible notes issued for services	4,423	100,724
Non-cash operating lease liability movements	68	-
Shares issued for services	162,254	34,739
Stock based compensation	-	49,200
Changes in Assets and Liabilities
Accounts receivable	15,445	28,572
Inventory	1,912	7,794
Recoverable IVA taxes and credits	(19,789)	(34,667)
Other current assets	(37,203)	(75,965)
Other assets	(2,014)	(3,492)
Accounts payable and accrued expenses	180,006	44,435
IVA and other taxes payable	20,922	1,392
Advances from customers	21,120	10,169
Interest accruals	190,785	167,628
CASH USED IN OPERATING ACTIVITIES	(451,349)	(947,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,455)	(1,753)
Proceeds on disposal of kiosks	4,183	-
NET CASH USED IN INVESTING ACTIVITIES	(1,272)	(1,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	125,000	267,491
Repayment of convertible notes	-	(93,000)
Proceeds from short term notes and convertible notes	267,000	846,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	392,000	1,020,491

Effect of exchange rate changes on cash and cash equivalents	1,054	9,614

NET (DECREASE) INCREASE IN CASH	(59,566)	80,969
CASH AT BEGINNING OF PERIOD	71,294	19,028
CASH AT END OF PERIOD	$11,727	$99,997

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$21,417

See notes to the unaudited condensed consolidated financial statements

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of QPAGOS for the year ended December 31, 2018, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2019.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2019 and December 31, 2018, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2019 and December 31, 2018, cash balances in the United States did not exceed the federally insured limit.

l)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months and six months ended June 30, 2019 and December 2018.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at June 30, 2019 and December 31, 2018.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $20,201,209 as of June 30, 2019 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration in the United States by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company is exploring the acquisition of other businesses and intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	INVENTORY

Inventory consisted of the following:

	June 30, 2019	December 31, 2018

Kiosks and accessories	$336,344	$330,632
	$336,344	$330,632

5	PLANT AND EQUIPMENT

Plant and Equipment consisted of the following:

	June 30, 2019	December 31, 2018

Kiosks	$423,638	$409,990
Computer equipment	75,481	73,781
Office equipment	10,145	9,916
Leasehold improvement	8,812	8,615
Total cost	518,076	502,302
Less: accumulated depreciation and amortization	(313,149)	(274,199)
Plant and equipment, net	$204,927	$228,103

Depreciation expense totaled $15,664 and $10,856 for the three months ended June 30, 2019 and 2018, respectively, and $31,283 and $22,417 for the six months ended June 30, 2019 and 2018, respectively.

6	LEASES

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted Topic 842 using the prospective transition method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company’s lease consists of an operating lease that relate to a real estate agreement entered into in December 2016.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard.

Discount Rate

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the Mexican Mortgage interest rate at the time of entering into the agreement and compared that rate to the Company’s weighted average cost of funding at the time of entering into the operating lease. The Company determined that 10.65% was an appropriate incremental borrowing rate to apply to its real estate operating lease.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	LEASES (continued)

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

June 30, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$17,154

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating lease expense	$8,849	$17,662

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Remainder of 2019	$17,690
Deferred rental on straight line amortization	68
Imputed interest	(537)

Total operating lease liability	$17,222

Disclosed as:
Current portion	$17,222
Non-current portion	—
$17,222

7	INTANGIBLES

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

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES (continued)

License (continued)

Intangibles consisted of the following:

	June 30, 2019	December 31, 2018

Software Localization Agreement	$215,000	$215,000

Total cost	215,000	215,000
Less: accumulated amortization	(154,083)	(132,583)
Intangibles, net	$60,917	$82,417

Amortization expense was $10,750 and $10,750 for the three months ended June 30, 2019 and 2018, respectively, and $21,500 and $21,500 for the six months ended June 30, 2019 and 2018, respectively.

8	LOANS PAYABLE

Loans payable consist of the following:

Description	Interest Rate	Maturity	June 30, 2019	December 31, 2018
Strategic IR	15%	February 10, 2020	$188,712	$177,159

Victoria Akhmetova	15%	January 11, 2020	59,808	56,044

Boba Management Corporation	10%	February 20, 2020	20,700	—
	10%	March 1, 2020	20,663	—
	10%	March 26, 2020	20,526	—
	10%	April 12, 2020	20,000	-
	10%	May 7, 2020	10,000	-
	10%	May 13,2020	15,000	-
	10%	May 20, 2020	15,000	-
	10%	May 23, 2020	5,000	-
Total loans payable			$375,409	$233,203

Strategic IR

Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum. The note had a maturity date of February 10, 2019. On March 18, 2019 the note was extended to February 10, 2020, and the interest rate was changed to 15%. The note may be prepaid at any time without premium or penalty. The balance of the note plus accrued interest at June 30, 2019 was $188,712.

Viktoria Akhmetova

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On March 19, 2019, the note was extended to January 11, 2020, and the interest rate changed to 15%. The balance of the note plus accrued interest at June 30, 2019 was $59,909.

 QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	LOANS PAYABLE (continued)

Boba Management Corporation

February 20, 2020

On February 22, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of February 22, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at June 30, 2019 was $20,701.

March 1, 2020

On March 1, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 1, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at June 30, 2019 was $20,663.

March 26, 2020

On March 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 26, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at June 30, 2019 was $20,526.

April 12, 2020

On April 12, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of April 12, 2020. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note at June 30, 2019 was $20,000.

May 7, 2020

On May 7, 2019, the Company issued a Promissory Note in the aggregate principal amount of $00,000 to Boba Management Corporation. The note had a maturity date of May 7, 2020. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note at June 30, 2019 was $10,000.

May 13, 2020

On May 13, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Boba Management Corporation. The note had a maturity date of May 13, 2020. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note at June 30, 2019 was $15,000.

May 20, 2020

On May 20, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Boba Management Corporation. The note had a maturity date of May 20, 2020. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note at June 30, 2019 was $15,000.

May 23, 2020

On May 23, 2019, the Company issued a Promissory Note in the aggregate principal amount of $5,000 to Boba Management Corporation. The note had a maturity date of May 23, 2020. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note at June 30, 2019 was $5,000.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

						June 30	December 31,
					Unamortized	2019	2018
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	8%	April 30, 2019	-	-	-	-	38,645
	8%	September 15, 2019	-	-	-	-	11,869

Labrys Fund, LP	8%	February 28, 2019	-	-	-	-	129,758
	8%	April 25, 2019	-	-	-	-	126,826

JSJ Investments, Inc.	8%	July 26, 2019	-	-	-	-	46,751
	8%	October 8, 2019	12,000	4,666	(3,288)	13,378	24,855
	8%	March 29, 2020	75,000	1,529	(55,943)	20,586	-

GS Capital Partners, LLC	8%	May 11, 2019	-	-	-	-	41,543
	8%	August 14, 2019	150,000	10,521	(18,493)	142,028	61,693
	8%	August 14, 2019	150,000	9,600	(20,030)	139,570	53,056
	8%	September 19, 2019	30,000	1,885	(6,658)	25,228	14,557
	8%	September 19, 2019	33,252	2,070	(7,379)	27,943	10,134
	8%	February 4, 2020	96,000	3,072	(57,600)	41,472	-
	8%	February 4, 2020	96,000	2,483	(62,386)	36,097	-

Strategic IR	18%	April 25, 2019	100,000	3,255	-	103,255	-
	15%	December 8, 2019	10,000	2,937	-	12,937	12,193
	15%	December 8, 2019	20,164	5,908	-	26,072	24,573
	15%	December 26, 2019	53,740	15,349	-	69,089	65,091
	15%	December 26, 2019	115,535	32,999	-	148,534	139,940

Viktoria Akhmetova	15%	December 8, 2019	20,164	5,908	-	26,072	24,573

Joseph W and Patricia G Abrams	15%	December 10, 2019	26,247	7,669	-	33,916	31,964
	15%	January 27, 2020	3,753	1,023	-	4,776	4,496

Roman Shefer	15%	December 24, 2019	10,000	2,864	-	12,864	12,121

Crown Bridge Partners, LLC	8%	May 14, 2019	-	-	-	-	18,796
	8%	June 12, 2019	-	-	-	-	16,437
	8%	July 26, 2019	18,550	2,008	(1,321)	19,237	12,856
	8%	August 31, 2019	27,500	1,826	(4,671)	24,655	9,927
	8%	October 16, 2019	27,500	1,549	(8,137)	20,912	6,184

Alex Pereira	8%	November 11, 2019	9,590	932	(3,363)	7,159	3,189

Gibbs International Holdings	15%	On demand	52,494	15,209	-	67,703	63,798
	8%	August 31, 2019	405,735	27,923	(66,903)	366,755	155,345

Delinvest Commercial, LTD	15%	December 16, 2019	20,000	5,795	-	25,795	24,307
	15%	December 26, 2019	54,123	15,459	-	69,582	65,556

BOBA Management Corp	8%	January 23, 2020	92,884	3,217	(52,677)	43,424	-

Bellridge Capital LP	18%	April 25, 2019	200,000	6,509	-	206,509	-

Global Consulting Alliance	8%	September 15, 2019	83,000	4,020	(21,446)	65,574	-
	8%	May 24, 2020	34,510	280	(31,021)	3,769	-

Total convertible notes payable			$2,027,742	$198,465	$(421,316)	$1,804,891	$1,251,033

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Interest expense, together with amortized debt discount totaled $485,211 and $523,344 for the three months ended June 30, 2019 and 2018, respectively and $1,172,164 and $1,191,772 for the six months ended June 30, 2019 and 2018, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended June 30, 2019 and 2018 was $109,510 and $495,388, respectively, and for the six months ended June 30, 2019 and 2018 was $394,394 and $1,124,737 respectively.

Power Up Lending Group Ltd.

April 30, 2019

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

On May 25, 2019, in terms of a debt purchase agreement entered into with Global Consulting Alliance., the $83,000 convertible note, plus accrued interest thereon of $3,275, was acquired by Global Consulting Alliance for gross proceeds of $86,275 and an additional payment directly to Power Up to settle the penalty interest of $34,510.

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

On April 25, 2019, the Company received conversion notices converting the interest outstanding of $11,967 at a conversion price of $0.0006 per share, into 1,869,979 shares of common stock. The note was not repaid and not converted prior to the maturity date, therefore the 825,718 commitment share valued at $165,254 were expensed and the interest rate on the convertible note increased to 18%, the default interest rate as provided for in the Promissory Note.

On May 15, 2019, in terms of a debt purchase agreement entered into with Strategic IR, the $300,000 convertible note plus accrued interest thereon of $2,367 was acquired by Strategic IR for gross proceeds of $302,367.

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

Between April 17, 2019 and June 3, 2019 the Company received conversion notices, converting an aggregate principal amount of $88,000 and fees thereon of $1,500, at an average conversion price of $0.0583, into 14,832,564 shares of common stock.

The balance of the note plus accrued interest at June 30, 2019 was $13,378, net of unamortized discount of $3,288.

March 29, 2020

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

The balance of the note plus accrued interest at June 30, 2019 was $20,586, net of unamortized discount of $55,943.

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

On May 6, 2019, the Company received a conversion notice converting the remaining principal amount of $26,000 and interest thereon of $2,051, at a conversion price of $0.00665 per share, into 4,208,778 shares of common stock thereby extinguishing the note.

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

The balance of the note plus accrued interest at June 30, 2019 was $142,028 net of unamortized discount of $18,493.

As of August 14, 2019 the note is in default and attracts interest at the default interest rate of 24% per annum.

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

The balance of the note plus accrued interest at June 30, 2019 was $139,570 net of unamortized discount of $20,030.

As of August 14, 2019 the note is in default and attracts interest at the default interest rate of 24% per annum.

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

On June 11, 2019, the Company received a notice of conversion, converting $18,752, consisting of principal of $17,730 and interest of $1,022 into 4,063,278 shares of common stock at a conversion price of $0.004615 per share.

The balance of the note plus accrued interest at June 30, 2019 was $25,228 net of unamortized discount of $6,658.

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

The balance of the note plus accrued interest at June 30, 2019 was $27,943 net of unamortized discount of $7,379.

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

The balance of the note plus accrued interest at June 30, 2019 was $41,472 net of unamortized discount of $57,600.

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

The balance of the note plus accrued interest at June 30, 2019 was $36,097 net of unamortized discount of $62,386.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR

April 25, 2019

On May 15, 2019, in terms of a debt purchase agreement entered into with Labrys Fund LP. the $300,000 convertible promissory note issued on October 25, 2018, with a maturity date of April 25, 2019 and an original coupon of 8% per annum, was acquired by Strategic IR for gross proceeds of $302,367, including accrued interest thereon.

The Convertible note earns interest at 18% per annum, the default interest rate in terms of the Promissory note.

On June 19, 2019, in terms of a debt purchase agreement entered into with Bellridge Capital LP, Strategic IR transferred and assigned the aggregate principal sum of $200,000 plus accrued interest thereon of $3,124, of the Convertible note acquired from Labrys Fund LP.

The balance of the remaining note retained by Strategic IR as of June 30, 2019 is $100,000 plus accrued interest thereon of $3,255.

This note was converted into common stock on July 30, 2019, please see Note 16 below.

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

The balance of the note plus accrued interest at June 30, 2019 was $12,937.

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

The balance of the note plus accrued interest at June 30, 2019 was $26,072.

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

The balance of the note plus accrued interest at June 30, 2019 was $69,089.

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

The balance of the note plus accrued interest at June 30, 2019 was $148,534.

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

The balance of the note plus accrued interest at June 30, 2019 was $26,072.

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

The balance of the note plus accrued interest at June 30, 2019 was $33,916.

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

The balance of the note plus accrued interest at June 30, 2019 was $4,776.

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

The balance of the note plus accrued interest at June 30, 2019 was $12,864.

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

Between May 13, 2019 and May 24, 2019, the Company received conversion notices converting an aggregate principal amount of $17,800, fees of $1,000 and interest thereon of $1,896, at an average conversion price of $0.0038 per share, into 5,446,260 shares of common stock, thereby extinguishing the note.

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

On June 12, 2019, the Company received a conversion notice, converting an aggregate principal amount of $8,950 and fees of $500, at a conversion price of $0.0035, into 2,700,000 shares of common stock.

The balance of the note plus accrued interest at June 30, 2019 was $19,237 net of unamortized discount of $1,321.

As of July 26, 2019 the note is in default and attracts interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest..

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

The balance of the note plus accrued interest at June 30, 2019 was $24,655 net of unamortized discount of $4,671.

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

The balance of the note plus accrued interest at June 30, 2019 was $20,912 net of unamortized discount of $8,137.

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

On May 19, 2019, the Company received a conversion notice, converting an aggregate principal amount of $9,660, at a conversion price of $0.0047, into 2,049,981 shares of common stock.

The balance of the note plus accrued interest at March 31, 2019 was $7,159 net of unamortized discount of $3,364.

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

The balance of the note plus accrued interest at June 30, 2019 was $67,703.

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

The balance of the note plus accrued interest at June 30, 2019 was $366,755 net of unamortized discount of $66,903.

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

The balance of the note plus accrued interest at June 30, 2019 was $25,795.

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

The balance of the note plus accrued interest at June 30, 2019 was $69,582.

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

The balance of the note plus accrued interest at June 30, 2019 was $43,424 net of unamortized discount of $52,677.

Bellridge Capital LP

April 25, 2019

On June 19, 2019, in terms of a debt purchase agreement entered into with Strategic IR, Bellridge Capital LP acquired an aggregate principal amount of $200,000 plus accrued interest thereon of $3,124 off the $300,000 convertible promissory note originally issued on October 25, 2018, to Labrys Fund LP, with a maturity date of April 25, 2019 and an original coupon of 8% per annum.

The Convertible note earns interest at 18% per annum, the default interest rate in terms of the original Promissory note.

The balance of the convertible note as of June 30, 2019 is $200,000 plus accrued interest thereon of $6,509.

This note remains in default and the holder may require the Company to pay a 50% penalty of all amounts outstanding, including default interest.

Global Consulting Alliance

September 15, 2019

On May 25, 2019, in terms of a debt purchase agreement entered into with Power Up Lending., the $83,000 convertible note dated November 21, 2018, plus accrued interest thereon of $3,275 was acquired by Global Consulting Alliance. The note has a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

The balance of the note plus accrued interest at June 30, 2019 was $65,574 net of unamortized discount of $21,446.

May 24, 2020

On May 25, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $34,510 to Global Consulting Alliance for penalty interest and expenses incurred by Global consulting Alliance on assuming the Power up Note dated November 21, 2018. The note has a maturity date of May 24, 2020. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest two trading prices during the previous ten (10) trading days.

The balance of the note plus accrued interest at June 30, 2019 was $3,769 net of unamortized discount of $31,021.

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above and note 14 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at June 30, 2019 and 2018, a total of $862,413 and $2,271,913 was credited to the statement of comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2019
Conversion price	$0.004 to 0.20
Risk free interest rate	1.92 to 2.59%
Expected life of derivative liability	1 to 16 months
Expected volatility of underlying stock	173.07 to 174.49%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2019	December 31, 2018

Opening balance	$1,833,672	$3,277,621
Derivative financial liability arising from convertible notes	394,393	2,685,845
Fair value adjustment to derivative liability	(862,413)	(4,129,793)
	$1,365,652	$1,833,672

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

a)	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 149,211,940 and 88,839,218 shares of common stock as of June 30, 2019 and December 31, 2018.

In terms of various debt conversion notices received between January 16, 2019 and June 14, 2019, the Company issued an aggregate of 59,547,004 shares of common stock in settlement of $495,335 of convertible notes, resulting in a net loss on conversion of $551,059.

The Company did not repay a convertible note issued to Labrys Fund, LP prior to the maturity date, which resulted in the returnable commitment shares being retained by Labrys Fund, LP. The 825,718 shares of common stock was expensed as a commitment fee, valued at $165,254 on April 25, 2019.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of June 30, 2019.

c)	Warrants

The warrants outstanding and exercisable at June 30, 2019 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.625	6,219,200	1.26		6,219,200
$0.20	2,308,513	1.00		2,308,513

	8,527,713	1.19	$0.51	8,527,713	$0.51

The warrants outstanding have an intrinsic value of $0 and $0 as of June 30, 2019 and December 31, 2018, respectively.

d)	Stock options

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

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d)	Stock options (continued)

The options outstanding and exercisable at June 30, 2019 are as follows:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.04	2,000,000	9.5	$0.04	2,000,000	$0.04

The options outstanding have an intrinsic value of $0 and $0 as of June 30, 2019 and December 31, 2018, respectively.

12	REVENUE

Revenue is derived from the following sources:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales of services	$2,778,737	$1,670,208	$3,984,874	$3,113,315
Payment processing fees	9,215	16,450	18,449	21,744
Kiosk sales	(5,432)	11,117	-	11,117
Other	50,897	3,988	66,296	20,375
	$2,833,417	$1,701,763	$4,069,619	$3,166,551

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2019 and 2018, all convertible debt and warrants, were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three Months and six months ended June 30, 2019 (Shares)	Three Months and six months ended June 30, 2018 (Shares)

Convertible debt	433,007,492	5,828,930
Stock Options	2,000,000	—
Warrants	8,527,713	8,527,713
	443,535,205	14,356,643

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE

Description	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018

Vladimir Skigin
Equipment funding	36%	On Demand	$91,188	$81,316
Promissory note	15%	January 11, 2020	59,199	55,474

Notes payable – Related parties			$150,377	$136,790

Interest expense totaled $6,814 and $32,898 for the three months ended June 30, 2019 and 2018, respectively and $13,598 and $102,646 for the six months ended June 30, 2019 and 2018, respectively.

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

The balance of the note plus accrued interest at June 30, 2019 is $91,188.

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

The balance of the note plus accrued interest at June 30, 2019 is $59,199.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE

						June 30 2019	December 31 2018
Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	Balance, net	Balance, net

Cobbolo Limited	15%	December 26, 2019	53,438	15,263	—	68,701	64,726
	15%	December 26, 2019	52,959	15,126	—	68,085	64,146

Total convertible notes payable			$106,397	$30,389	$—	$136,786	$128,872

Interest expense, together with amortized debt discount totaled $3,979 and $7,968 for the three months ended June 30, 2019 and 2018, respectively and $7,914 and $515,579 for the six months ended June 30, 2019 and 2018, respectively.

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

The balance of the note plus accrued interest at June 30, 2019 was $68,701.

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

The balance of the note plus accrued interest at June 30, 2019 was $68,085.

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

Conversion of convertible notes into equity

On July 10, 2019, the Company received a notice of conversion from GS Capital Partners, converting $12,000 of capital and $768 of interest into 3,777,514 shares of common stock at a conversion price of $0.00338 per share. The Company incurred a loss on conversion of $8,424.

On July 16, 2019, Boba Management Corp entered into a debt purchase agreement with JSJ Investments, Inc., whereby the remaining balance of the October 8, 2018 convertible note in the aggregate principal amount of $12,000 plus accrued interest thereon of $4,862, was acquired for gross proceeds of $16,862. In addition to this Boba Management Corp paid additional settlement costs of $6,800 including an early settlement penalty to JSJ Investments, Inc.

On July 16, 2019, the Company issued Boba Management Corp a Convertible Promissory Note in the aggregate principal amount of $6,800. The note had a maturity date of July 26, 2020 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 30, 2019, the Company received notices of conversion from Boba Management Corp, converting the following: (i) the convertible note acquired from JSJ Investments, Inc. in the aggregate principal amount of $12,000 plus accrued interest thereon of $4,911 into 5,752,981 shares of common stock at a conversion price of $0.003 per share; and (ii) the convertible promissory note in the aggregate principal amount of $6,800 plus accrued interest thereon of $19 into 2,319,982 shares of common stock at a conversion price of $0.003 per share, thereby extinguishing both notes.

On July 24, 2019, the Company received a notice of conversion from Alex Pereira, converting $10,692 into 3,414,786 shares of common stock at a conversion price of $0.003131 per share. The Company incurred a loss on conversion of $9,797.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $87,565 into 28,823,153 shares of common stock at a conversion price of $0.00304 per share. The Company incurred a loss on conversion of $88,256.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $35,016 into 12,158,241 shares of common stock at a conversion price of $0.00288 per share. The Company incurred a loss on conversion of $39,150.

On July 30, 2019, the Company received a notice of conversion from Boba Management Corp, converting $96,710 into 32,894,528 shares of common stock at a conversion price of $0.003 per share. The Company incurred a loss on conversion of $103,947.

On July 30, 2019, the Company received a notice of conversion from Strategic IR, converting $108,882 of the April 25, 2018 convertible note acquired from Labrys Fund LP, into 37,034,605 shares of common stock at a conversion price of $0.003 per share.

On July 31, 2019, the Company received a notice of conversion from GS Capital Investments, converting $18,000 of principal and $1,215 of interest into 6,158,692 shares of common stock at a conversion price of $0.00312 per share. The Company incurred a loss on conversion of $19,585.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	SUBSEQUENT EVENTS (continued)

Conversion of convertible notes into equity (continued)

On August 7, 2019, the Company received a notice of conversion from Crown Bridge Partners converting $9,750 of principal into 5,000,000 shares of common stock at a conversion price of $0.00205 per share. The Company incurred a loss on conversion of $18,750.

On August 12, 2019, the Company received a notice of conversion from GS Capital Partners converting $25,000 of principal and $1,972.60 of interest into 7,699,857 shares of common stock at a conversion price of $0.003503 per share. The Company incurred a loss on conversion of $34,626.

Settlement of loans payable

On July 15, 2019, the Company entered into Securities Purchase Agreements with Boba Management Corp whereby $65,000 previously advanced to the Company during the period April 12 to May 23, 2019, was converted into 6,500,000 shares of common stock at a conversion price of $0.01 per share.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 per share.

In terms of settlement agreements entered into, the following loans payable are to be settled by the issuance of shares of common stock:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Amount settled	Common Shares issued

Strategic IR	15%	February 10, 2020	168,000	28,307	196,307	31,662,395

Viktoria Akhmetova	15%	January 11, 2020	50,000	10,425	60,425	9,745,913

Boba Management Corporation	10%	February 20, 2020	20,000	866	20,866	3,365,444
	10%	March 1, 2020	20,000	827	20,827	3,359,258
	10%	March 26, 2020	20,000	690	20,690	3,337,163

Vladimir Skigin	36%	On Demand	55,296	19,366	74,662	12,042,335
	15%	January 11, 2020	49,491	10,319	59,810	9,646,698

Settlement of fixed price convertible notes

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 per share.

QPAGOS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16	SUBSEQUENT EVENTS (continued)

In terms of agreements entered into, the following fixed price convertible notes are to be settled by the issuance of shares of common stock:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Amount settled	Common Shares issued

Strategic IR	15%	December 8, 2019	10,000	3,060	13,060	2,106,452
	15%	December 8, 2019	20,164	6,157	26,321	4,245,391
	15%	December 26, 2019	53,740	16,011	69,751	11,250,198
	15%	December 26, 2019	115,535	34,423	149,958	24,186,730

Viktoria Akhmetova	15%	December 8, 2019	20,164	6,157	26,321	4,245,391

Joseph W and Patricia G Abrams	15%	December 10, 2019	26,247	7,992	34,239	5,522,496
	15%	January 27, 2019	3,753	1,069	4,822	777,759

Roman Shefer	15%	December 24, 2019	10,000	2,988	12,988	2,094,786

Gibbs International Holdings	15%	December 16, 2019	52,494	15,856	68,350	11,024,118

Delinvest Commercial, LTD	15%	December 16, 2019	20,000	6,041	26,041	4,200,177
	15%	December 26, 2019	54,123	16,126	70,249	11,330,494

Cobbolo Limited	15%	December 26, 2019	53,438	15,922	69,360	11,187,107
	15%	December 26, 2019	52,959	15,779	68,738	11,086,734

Settlement of other payables

Between June 18 and July 12, 2019, Strategic IR has advanced the Company $35,400 in funds to pay certain liabilities. On August 8, 2019, the Company entered into Securities Purchase Agreements with Strategic IR whereby it settled the amount outstanding of $35,400 by the issuance of 6,103,448 shares at an issue price of $0.0058 per share.

Proposed Sale of Qpagos Corporation to Vivi Holdings, Inc.

On August 5, 2019, the Company entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings, Inc., a Delaware corporation (“Vivi Holdings”), to sell Qpagos Corporation, a Delaware corporation (“QPAG Sub”), which operates the Company’s business in Mexico as the holding company for QPagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., to Vivi Holdings for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”) ”), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), Joseph Abrams (1.5%). The SPA provides that the Stock Sale is subject to customary conditions, including the Company’s receipt of a final fairness opinion and the approval of the Company’s shareholders. Upon consummation of the Stock Sale, the Company will no longer have any business operations in Mexico. The Company will retain its U.S. operations based in Calabasas, California

Other than disclosed above, The Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Overview and Financial Condition

We are a provider of next generation physical and virtual payment services that we initially introduced to the Mexican market in the third quarter of 2014 and expanded to the United States during 2019. We have a ten-year renewable exclusive license agreement for the use of technology that can be used to perform services that are similar to services that have been successfully deployed with this technology in several European, Asian, North and South American countries.

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

Since 2014, our focus had been on Mexico which remains a cash-dominated society for retail consumer payments with approximately 80% of the value of personal payments exchanged in cash (Bank of Mexico). The penetration of electronic payment services, such as credit and debit cards and point of sale terminals, significantly lags behind more developed economies. We believe that opportunities for our services in Mexico are vast. With over 109 million mobile subscribers in Mexico, 85% of which are under prepaid plans, mobile top-up alone, was a $13 billion business in 2017 as reported by the Competitive Intelligence Unit (the “CIU”). We believe that there is opportunity for growth in the Mexican market and we have expanded to service providers beyond the mobile telephone operators to service provides of electricity, transportation, utilities, municipal services and taxes, consumer credit installments, insurance premiums, and many more.

Our primary strategy in Mexico to date has been the attraction of service providers as well as the deployment of kiosks through Redpag Electrónicos, our kiosk management subsidiary. During the six months ended June 30, 2019 we generated net revenues of $4,069,619 as compared to $3,166,551 for the six months ended June 30, 2018, an increase of $903,068 or 28.5%. Our primary source of revenue are fees we receive for processing payments made by consumers to service providers. We also generate revenue from non-payment services such as kiosk sales. Qpagos Corporation currently has in excess of 140 service providers integrated into its payment gateway, which includes all mobile phone providers in Mexico as well as most utility companies, financial services, entertainment venues, the national lottery’s Pronosticos and others. As of June 30, 2019, Qpagos Corporation deployed over 224 kiosks and terminals and we service an additional 440 kiosks of independent distributors. Our kiosks and terminals can be found at convenience stores, next to metro stations, retail stores, airport terminals, education centers, and malls in major urban centers, as well as many small and rural towns. However, due to the significant expenses associated with our operations in Mexico, we have been unable to generate sufficient revenue to cover our expenses. Although, we do believe that the Mexican market presents opportunities, we do not believe that our current resources and infrastructure can support and successfully profit from such operations.

As a result, on August 5, 2019 we entered into the SPA with Vivi Holdings to sell to Vivi Holdings QPAG Sub for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), Joseph Abrams (1.5%). The SPA provides that the Stock Sale is subject to customary conditions, including QPAGOS’s receipt of a final fairness opinion and the approval of our shareholders. Upon consummation of the Stock Sale, QPAGOS will no longer have any business operations in Mexico. QPAGOS will retain its U.S. operations based in Calabasas, California.

In making our decision to enter into the SPA, we took into account, among other things: the business outlook of QPAG Sub's business; our inability to raise sufficient capital from the public market; the current and future competitive environment for QPAG Sub's business; our current weak financial viability; and the weak public market to raise necessary capital to further develop our business and fulfill our business plan.

Upon consummation of the acquisition with Vivi Holdings, we intend to continue to expand our operations in the United States with a focus initially on southern California. We are also exploring acquisition opportunities that we believe will be accretive to our business. Although we have identified several acquisition opportunities, to date, we have not entered into any negotiations with any acquisition targets and there can be no assurance that we will be able to consummate any acquisitions.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of June 30, 2019 and 2018, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018

Net revenue

Net revenues in our Mexican operations were $2,833,417 and $1,701,763 for the three months ended June 30, 2019 and 2018, respectively, an increase of $1,131,654 or 66.5%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN54,193,196 from MXN33,064,715 for the three months ended June 30, 2019 and 2018, respectively, an increase of MXN 21,128,481 or 63.9%. The increase in revenue in MXN Pesos terms is primarily due to an increase in the value of prepaid airtime sold of MXN 20,696,172. The average US$ exchange rate has weakened against the MXN Pesos over the prior comparable period, from $19.4297 to $19,1266 or 1.6%, which results in a higher revenue growth in US$ terms of $44,200.

 Cost of goods sold

Cost of goods sold in our Mexican operations were $2,756,802 and $1,597,393 for the three months ended June 30, 2019 and 2018, respectively, an increase of $1,159,409 or 72.6%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 52,728,230 from MXN 31,036,853 for the three months ended June 30, 2019 and 2018, respectively, an increase of MXN 21,691,377 or 69.3%. The increase in cost of sales in MXN terms is primarily due to the increase in the amount of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid airtime and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $15,109 and $9,259, for the three months ended June 30, 2019 and 2018, respectively, an increase of $5,849. The average US$ exchange rate has weakened against the MXN Pesos over the prior comparable period, from $19.4297 to $19,1266 or 1.6%, which results in a higher cost of sales in US $ terms of $42,848.

Gross profit (loss)

Gross profit in our Mexican operations was $76,593 and $104,370 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $27,777 or 26.6%. The components of gross (loss) profit include the following:

●	Gross profit on sales of services was $41,761 and $102,534, for the three months ended June 30, 2019 and 2018, respectively, a decrease of $60,773 or 59.3%. The decrease in gross profit was due to higher costs associated with airtime sales.
●	Gross profit on kiosk sales was ($3,668) and $9,074 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $12,742. A sale which took place in the previous quarter was reversed in the current quarter.
●	Commissions earned on services was $9,215 and $16,450 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $7,235 or 44.0% due to a shift towards volume based wholesale sales.
●	Other gross profit includes other revenue of $50,897 and $3,988 for the three months ended June 30, 2019 and 2018 and cost of sales expense of $6,480 and $18,417 for the three months ended June 30, 2019 and June 30, 2018. The cost of sales expense consists primarily of repairs and maintenance expenditure on kiosks and is dependent on the amount of activity during the quarter, trends in this expense are not easily identifiable as the majority of the repair work in on a need only basis.
●	Included in gross profit is depreciation related to those kiosks that are used in the production of income. Depreciation expense was $15,109 and $9,259 for the three months ended June 30, 2019 and 2018, respectively, an increase of $5,850 or 63.2%.

General and administrative expenses

General and administrative expenses were $494,683 and $584,367 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $89,684 or 15.3%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.	The general and administrative expenditure in Mexico decreased to MXN 2,319,321 ($121,262) from MXN 3,304,299 ($170,064) for the three months ended June 30, 2019 and 2018, respectively, a decrease of MXN 984,978 ($48,802) or 29.8%. The decrease is primarily due to a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the three months ended June 30, 2019 and 2018 were $373,424 and $414,300, respectively, a decrease of $40,876 or 9.9%, primarily due to stock-based compensation expense for shares issued to a director of $49,200 in the prior year.

Depreciation and amortization

Depreciation and amortization expense were $11,306 and $12,347 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1,041 or 8.4%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other expense

Other expense was $188,514 and $981,356 for the three months ended June 30, 2019 and 2018, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $185,076 of convertible notes were converted to equity compared to $641,096 in the prior period.

Interest expense, net

Interest expense was $579,646 and $565,717 for the three months ended June 30, 2019 and 2018, respectively, an increase of $13,929 or 2.5%. The increase consists primarily of penalty interest of $34,510 compared to $21,139 for the three months ended June 30, 2019 and 2018, respectively, an increase of $13,371, the net decrease after penalty interest is due to a reduction in the net debt outstanding due to conversion of convertible notes.

Derivative liability movements

Derivative liability movements were $319,888 and $(259,419) for the three months ended June 30, 2019 and 2018, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2019, the increase in the charge during the current period is primarily due to an increase in the period end share price of the Company.

Foreign currency loss

The foreign currency loss was $795 and $163,293 for the three months ended June 30, 2019 and 2018, respectively, a decrease in loss of $162,498. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the relative strengthening in the Mexican Peso during the current period.

Net loss

We incurred a net loss of $878,441 and $2,462,129, for the three months ended June 30, 2019 and 2018, respectively, a decrease in loss of $1,583,688 or 64.3%, primarily due to the decrease in loss realized on debt conversions, the increase in mark- to-market losses on the derivative liabilities and the increase in the amortization of debt discount and interest expense on convertible promissory notes and other loans, during the current period, as discussed above.

Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

Net revenue

Net revenues in our Mexican operations were $4,069,619 and $3,166,551 for the six months ended June 30, 2019 and 2018, respectively, an increase of $903,068 or 28.5%. Our primary revenue generating operations are based in Mexico and our functional currency is the Mexican Peso. Our revenue in Mexican Pesos increased to MXN 78,833,951 from MXN 60,510,027 for the six months ended June 30, 2019 and 2018, respectively, an increase of MXN 18,323,924 or 30.3%. The increase in revenue in MXN terms is primarily due to an increase in the amount of prepaid airtime sold of MXN 17,720,463. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $19.0832 to 19.1656 or 0.4%, which results in a lower revenue growth in US $ terms of $17,571.

Cost of goods sold

Cost of goods sold in our Mexican operations were $3,980,986 and $3,118,060 for the six months ended June 30, 2019 and 2018, respectively, an increase of $862,926 or 27.7%. Our cost of sales from our Mexican operations, in Mexican Pesos increased to MXN 77,071,504 from MXN 59,529,132 for the six months ended June 30, 2019 and 2018, respectively, an increase of MXN 17,542,372 or 29.5%. The increase in cost of sales in MXN terms is primarily due to the increase in the amount of prepaid airtime sold. Cost of goods consists primarily of services acquired from third parties, such as prepaid airtime and the cost of the kiosks and any retrofitted components. Also included in cost of goods sold is depreciation related to kiosks that are used in the production of income. Depreciation expense was $30,174 and $19,164 for the six months ended June 30, 2019 and 2018, respectively, an increase of $11,010. The average US$ exchange rate has strengthened against the MXN over the prior comparable period, from $19.0832 to 19.1656 or 0.4%, which results in a lower cost of sales growth in US $ terms of $17,145.

Gross profit

Gross profit in our Mexican operations was $88,612 and $48,491 for the six months ended June 30, 2019 and 2018, respectively, an increase of $40,121 or 82.7%. The components of gross profit include the following:

●	Gross profit on sales of services was $46,830 and $48,931, for the six months ended June 30, 2019 and 2018, respectively, a decrease of $2,101 or 4.3%. The decrease in gross profit was due to increased wholesale sales at lower margins.
●	Gross (loss)/profit on kiosk sales was (1,281) and $4,989 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $6,270 due to the reversal of a sale of kiosks from the prior quarter.
●	Commissions earned on services was $18,449 and $21,744 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $3,295 or 15.2% as our business has shifted towards volume based wholesale business.
●	Included in gross profit is other income earned on ad hoc repairs of $66,296 and $20,375 for the six months ended June 30, 2019 and 2018, respectively. This income depends on the amount of services undertaken during a period.
●	Other cost of sales includes depreciation related to those kiosks that are used in the production of income. Depreciation expense was $30,174 and $19,164 for the six months ended June 30, 2019 and 2018, respectively, an increase of $11,010 or 57%.

General and administrative expenses

General and administrative expenses were $907,654 and $1,144,442 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $236,788 or 20.7%. We incur operating expenditure both in Mexico and in the US, where we maintain a corporate office and incur certain expenditure on consultants, licensing and public reporting activities.

i.	The general and administrative expenditure in Mexico decreased to MXN 5,635,622 ($293,944) from MXN 6,600,066 ($345,963) for the six months ended June 30, 2019 and 2018, respectively, a decrease of MXN 964,444 ($52,019) or 14.6%. The decrease is primarily due to lower salary costs and a concerted effort to reduce administrative costs.

ii.	The general administrative expenses incurred in the US, during the six months ended June 30, 2019 and 2018 was $613,712 and $798,478, respectively, a decrease of $184,766 or 23.1%, primarily due decreased consulting fees and stock-based compensation expense for shares issued to a director of $49,200 in the prior period.

Depreciation and amortization

Depreciation and amortization expense were $22,609 and $24,753 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $2,144 or 8.7.%. The decrease is primarily due to a lower depreciation charge in our Mexican operations as the bulk of the depreciation charge is allocated to cost of sales.

Other expense

Other expense was $549,186 and $3,459,955 for the six months ended June 30, 2019 and 2018, respectively. Other expense during the current period includes a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $495,335 of convertible notes were converted to equity as compared to $2,191,935 in the prior period.

Interest expense, net

Interest expense was $1,210,883 and $1,811,504 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $600,621 or 33.2%. The decrease consists primarily of the amortization of debt discount on convertible notes of $1,012,537 and $1,622,457 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $609,920 due to the increase in funding through convertible notes during the past year, offset by interest expense of $167,541 (including penalty interest of $57,388) and $189,047 (including penalty interest of $21,139) for the six months ended June 30, 2019 and 2018, respectively.

Derivative liability movements

Derivative liability movements were $862,413 and $2,271,913 for the six months ended June 30, 2019 and 2018, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2019.

Foreign currency loss

The foreign currency loss was $(5,998) and $(10,362) for the six months ended June 30, 2019 and 2018, respectively, a decrease of $4,364. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to the weakness in the Mexican Peso during the current period.

Net loss

We incurred a net loss of $1,745,284 and $4,130,612, for the six months ended June 30, 2019 and 2018, respectively, a decrease in loss of $2,385,328 or 57.8%, primarily due to the decrease in loss realized on debt conversions, offset by other items noted above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $20,201,209 through June 30, 2019 and incurred negative cash flow from operations of $451,349 for the six months ended June 30, 2019. We have spent, and need to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and will be required to raise additional funding.

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

At June 30, 2019, we had cash of $11,727 and a negative working capital of $4,022,394, including a derivative liability of $1,365,652. After eliminating the derivative liability our working capital deficit is $2,656,742. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We utilized cash of $451,349 and $947,384 in operating activities for the six months ended June 30, 2019 and 2018, respectively, a decrease of $496,035 or 52.4%%. The decrease is primarily due to the following; (i) the decrease in net loss of $2,395,378 discussed above; (ii) the change in derivative liability movements of $1,409,500 due to lower volatility of stock prices utilized in the calculation and the conversion of debt during the period; offset by (iii) the movement in the loss on conversion of debt to equity of $(2,903,680) due to the amount of debt conversions during the current period declining over the prior period; and (iv) the movement in amortization of debt discount of $609,920, as fewer new notes were issued during the current period.

We had minimal investment in property and equipment for the six months ended June 30, 2019, $5,455 and minimal investment of $1,753 for the six months ended June 30, 2018. During the current period we sold a capitalized kiosk for gross proceeds of $4,183.

During the six months ended June 30, 2019, we funded our operations and increased our cash balances by raising an additional $392,000 through debt issuances.

Other than amounts owed under convertible notes, we have minimal commitments which include the office facility lease agreement with a future commitment as of June 30, 2019 of $17,222 for the remainder of 2019, subject to exchange rate changes.

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

Amount

2019	13,400
2020	20,100
2021	20,100
2022	20,100
2023 and thereafter	47,067
$120,767

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2019 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended June 30, 2019 in transactions that were not registered under the Securities Act.

Issuance of convertible notes

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

Conversion of convertible notes into equity

Between April 17, 2019 and June 3, 2019 the Company received conversion notices from JSJ Investments, converting an aggregate principal amount of $88,000 and fees thereon of $1,500, at an average conversion price of $0.0583, into 14,832,564 shares of common stock.

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

On June 11, 2019, the Company received a notice of conversion from GS Capital, converting $18,752, consisting of principal of $17,730 and interest of $1,022 into 4,063,278 shares of common stock at a conversion price of $0.004615 per share.

On June 12, 2019, the Company received a notice of conversion from GS Capital, converting an aggregate principal amount of $8,950 and fees of $500, at a conversion price of $0.0035, into 2,700,000 shares of common stock.

Between May 13, 2019 and May 24, 2019, the Company received conversion notices from Crown Bridge Partners converting an aggregate principal amount of $17,800 and interest thereon of $1,896, at an average conversion price of $0.0038 per share, into 5,446,260 shares of common stock.

On May 19, 2019, the Company received a conversion notice from Alex Pereira, converting an aggregate principal amount of $9,660, at a conversion price of $0.0047, into 2,049,981 shares of common stock.

The issuance of the above notes was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

See Item 5 below for shares issued subsequent to the quarter ended June 30, 2019 upon conversion of notes. The shares were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 10, 2019, the Company received a notice of conversion from GS Capital Partners, converting $12,000 of capital and $768 of interest into 3,777,514 shares of common stock at a conversion price of $0.00338 per share.

On July 24, 2019, the Company received a notice of conversion from Alex Pereira, converting $10,692 into 3,414,786 shares of common stock at a conversion price of $0.003131 per share.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $87,565 into 28,823,153 shares of common stock at a conversion price of $0.00304 per share.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $35,016 into 12,158,241 shares of common stock at a conversion price of $0.00288 per share.

On July 31, 2019, the Company received a notice of conversion from GS Capital Investments, converting $18,000 of principal and $1,215 of interest into 6,158,692 shares of common stock at a conversion price of $0.00312 per share.

On August 7, 2019, the Company received a notice of conversion from Crown Bridge  Partners converting $9,750 of principal into 5,000,000 shares of common stock at a conversion price of $0.00205 per share.

On August 12, 2019, the Company received a notice of conversion from GS Capital Partners converting $25,000 of principal and $1,972.60 of interest into 7,699,857 shares of common stock at a conversion price of $0.003503 per share.

The shares issued upon conversion of the notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QPAGOS

Date: August 19, 2019	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)