Form 10-Q
period 2019-09-30
Innovative Payment Solutions, Inc.
filed 2019-11-19
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-192877

INNOVATIVE PAYMENT SOLUTIONS, INC

(formerly QPAGOS)

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4768 Park Granada Suite 200 Calabasas, California	91302
Address of Principal Executive Offices	Zip Code

+1 (415) 568-5333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of November 18, 2019 was  52,216,614.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Innovative Payment Solutions, Inc” (“IPS”),” the “Company,” “we,” “us” and “our” refer to IPS and its direct and indirect subsidiaries, Qpagos Corporation, Qpagos S.A.P.I. de C.V. and Redpag S.A.P.I de C.V.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

TABLE OF CONTENTS

September 30, 2019

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets
Cash	$53,307	$71,294
Other current assets	8,134	9,575
Assets held for sale	614,016	983,105
Total Current Assets	675,457	1,063,974

Total Assets	$675,457	$1,063,974

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$899,939	$508,755
Liabilities held for sale	253,640	180,014
Loans payable	157,802	56,044
Loans payable - Related parties	370,487	313,949
Convertible debt, net of unamortized discount of $421,316 and $532,747, respectively	1,426,625	1,009,236
Convertible debt - Related parties, net of unamortized discount of $0 and $0 respectively	592,023	370,669
Derivative liability	1,477,776	1,833,672
Total Current Liabilities	5,178,292	4,272,339

Total Liabilities	5,178,292	4,272,339

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018.
Common stock, $0.0001 par value; 500,000,000 shares authorized, 31,047,897 and 8,883,952 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.*	3,105	888
Additional paid-in-capital	17,086,236	14,865,765
Accumulated deficit	(21,988,521)	(18,455,925)
Accumulated other comprehensive income	396,345	380,907
Total Stockholders’ Deficit	(4,502,835)	(3,208,365)
Total Liabilities and Stockholders’ Deficit	$675,457	$1,063,974

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	139,855	155,533	493,847	683,135
Total Expense	139,855	155,533	493,847	683,135

Loss from Operations	(139,855)	(155,533)	(493,847)	(683,135)

Loss on debt conversion	(486,763)	(51,802)	(1,037,822)	(3,510,039)
Penalty on convertible notes	(151,184)	-	(151,184)	-
Interest expense, net	(540,256)	(517,779)	(1,751,138)	(2,329,283)
Derivative liability movements	123,598	1,169,205	986,011	3,441,118
Foreign currency loss	-	(7,562)		(7,562)
(Loss) Profit before Provision for Income Taxes from continuing operations	(1,194,460)	436,529	(2,447,980)	(3,088,901)
Taxation	-	-	-	-

Net loss (profit) from continuing operations	(1,194,460)	436,529	(2,447,980)	(3,088,901)
Loss from discontinued operations, net of taxation	(592,852)	(163,984)	(1,084,616)	(769,166)

Net (loss) profit	$(1,787,312)	$272,545	$(3,532,596)	$(3,858,067)

Basic loss per share from continuing operations*	$(0.05)	$0.05	$(0.15)	$(0.41)
Basic loss per share from discontinued operations*	(0.02)	(0.02)	(0.07)	(0.10)
Basic loss per share*	$(0.07)	$0.03	$(0.22)	$(0.51)
Diluted loss per share from continuing operations*	$(0.05)	$0.08	$(0.15)	$(0.41)
Diluted loss per share from discontinued operations*	(0.02)	(0.02)	(0.07)	(0.10)
Diluted loss per share*	$(0.07)	$0.06	$(0.22)	$(0.51)

Weighted Average Number of Shares Outstanding -
Basic*	24,977,520	8,355,429	15,933,974	7,600,693
Diluted*	24,977,520	9,776,298	15,933,974	7,600,693

Other Comprehensive gain (loss)
Foreign currency translation adjustment	(2,286)	(55,448)	15,438	(47,044)

Total Comprehensive loss	$(1,789,598)	$217,097	$(3,517,158)	$(3,905,111)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2018	-	$-	8,883,952	$888	$14,865,765	$(18,455,925)	$380,907	$(3,208,365)
Conversion of debt to equity	-	-	2,437,616	244	677,719	-	-	677,963
Translation adjustment	-	-	-	-	-	-	10,019	10,019
Net loss	-	-	-	-	-	(866,843)	-	(866,843)

Balance as of March 31, 2019	-	$-	11,321,568	$1,132	$15,543,484	$(19,322,768)	$390,926	$(3,387,226)
Conversion of debt to equity	-	-	3,517,084	352	371,578	-	-	371,930
Shares issued for services			82,572	8	162,246	-	-	162,254
Translation adjustment	-	-	-	-	-	-	7,705	7,705
Net loss	-	-	-	-	-	(878,441)	-	(878,441)

Balance as of June 30, 2019	-	$-	14,921,224	$1,492	$16,077,308	$(20,201,209)	$398,631	$(3,723,778)
Conversion of debt to equity	-	-	15,476,673	1,548	943,993	-	-	945,541
Share subscriptions			650,000	65	64,935	-	-	65,000
Translation adjustment	-	-	-	-	-	-	(2,286)	(2,286)
Net loss	-	-	-	-	-	(1,787,312)	-	(1,787,312)

Balance as of September 30, 2019	-	$-	31,047,897	$3,105	$17,086,236	$(21,988,521)	$396,345	$(4,502,835)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2017	-	$-	5,620,742	$562	$8,499,560	$(13,388,191)	$487,554	$(4,400,515)
Conversion of debt to equity	-	-	2,367,515	237	4,256,076	-	-	4,256,313
Translation adjustment	-	-	-	-	-	-	(78,321)	(78,321)
Net Loss	-	-	-	-	-	(1,668,483)	-	(1,668,483)

Balance as of March 31, 2018	-	$-	7,988,257	$799	$12,755,636	$(15,056,674)	$409,233	$(1,891,006)
Conversion of debt to equity	-	-	329,718	33	1,393,827	-	-	1,393,860
Stock based compensation	-	-	12,000	1	49,199	-	-	49,200
Shares issued for services	-	-	11,580	1	34,738	-	-	34,739
Translation adjustment	-	-	-	-	-	-	86,725	86,725
Net Loss	-	-	-	-	-	(2,462,129)	-	(2,462,129)

Balance as of June 30, 2018	-	$-	8,341,555	$834	$14,233,400	$(17,518,803)	$495,958	$(2,788,611)
Conversion of debt to equity	-	-	37,677	4	90,844	-	-	90,848
Translation adjustment	-	-	-	-	-	-	(55,448)	(55,448)
Net Loss	-	-	-	-	-	272,545	-	272,545

Balance as of September 30, 2018	-	$-	8,379,232	$838	$14,324,244	$(17,246,258)	$440,510	$(2,480,666)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,532,596)	$(3,858,067)
Less: net loss from discontinued operations	1,084,616	769,166
Net loss from continuing operations	(2,447,980)	(3,088,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(986,011)	(3,441,118)
Amortization of debt discount	1,500,143	2,011,383
Loss on conversion of debt to equity	1,037,822	3,510,041
Penalty on note default	150,000	-
Convertible notes issued for services	53,516	(221,820)
Shares issued for services	162,254	34,739
Stock based compensation	-	49,200
Changes in Assets and Liabilities
Other current assets	1,441	(9,777)
Accounts payable and accrued expenses	416,573	(1,092)
Interest accruals	220,934	178,481
Cash provided by (used in) operations – continuing operations	108,692	(978,864)
Cash used in operations – discontinued operations	(632,428)	(701,674)
CASH USED IN OPERATIONS	(523,736)	(1,680,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	(2,441)	(19,244)
NET CASH USED IN INVESTING ACTIVITIES	(2,441)	(19,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	199,455	267,491
Repayment of convertible notes	-	(279,818)
Proceeds from short term notes and convertible notes	300,327	1,833,912
NET CASH PROVIDED BY FINANCING ACTIVITIES	499,782	1,821,585

Effect of exchange rate changes on cash and cash equivalents	8,408	(100,578)

NET (DECREASE) INCREASE IN CASH	(17,987)	21,225
CASH AT BEGINNING OF PERIOD	71,294	19,028
CASH AT END OF PERIOD	$53,307	$40,253

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$48,818
NON CASH INVESTING AND FINANCING ACTIVITIES
Notes payable including interest thereon exchanged for convertible notes payable	$(74,662)	$(407,735)
Convertible notes payable arising from conversion of notes payable	$-	$(221,820)
Conversion of convertible debt to equity	$1,022,612	$5,741,021

See notes to the unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, Innovative Payment Solutions, Inc. (formerly known as QPAGOS and Asiya Pearls, Inc.), a Nevada corporation (“IPS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of IPS (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of IPS common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, IPS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 6,219,200 pre reverse split (621,920 post reverse split) shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current IPS stockholder of 5,000,000 pre reverse split (500,000 post reverse split) shares of Common Stock agreed to return to IPS 4,975,000 pre reverse split (497,500 post reverse split) shares of Common Stock held by such holder to IPS and the then-current IPS stockholder retained an aggregate of 25,000 pre reverse split (2,500 post reverse split) shares of Common Stock and the other stockholders of IPS retained 5,000,000 pre reverse split (500,000 post reverse split) shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 pre reverse split (4,992,900 post reverse split) shares of IPS common stock which represented approximately 91% of the outstanding Common Stock.

The Merger was treated as a reverse acquisition of IPS, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while IPS was treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that are reflected in this Quarterly Report on Form 10-Q and that will be reflected in the Company’s financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Qpagos Corporation, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Qpagos Corporation.

QPAGOS Corporation (“Qpagos”) was incorporated on May 1, 2015 under the laws of the state of Delaware to effectuate a reverse merger transaction with Qpagos, S.A.P.I. de C.V. (Qpagos Mexico) and Redpag Electrónicos S.A.P.I. de C.V. (Redpag). Each of the entities were incorporated in November 2013 in Mexico.

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

On November 1, 2019, the Company changed its name to Innovative Payment Solutions Inc.

Also on November 1, 2019, immediately following the name change, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of Company’s common stock at a ratio of 1-for-10, effective on November 1, 2019. As a result of the Reverse Stock Split, each ten pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding shares common stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

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

On August 5, 2019, the Company entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings, Inc., a Delaware corporation (“Vivi Holdings”), to sell Qpagos Corporation, a Delaware corporation (“QPAG Sub”), which operates the Company’s business in Mexico as the holding company for Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., to Vivi Holdings for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”) “), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). After the sale. the Company will no longer have any business operations in Mexico and will retain its U.S. operations based in Calabasas, California.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of IPS for the year ended December 31, 2018, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2019.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

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

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated, including the potential risk of business failure. The current credit environment does not favor small venture capital or emerging growth companies, resulting in lower levels of liquidity, increases in the rates of default and bankruptcy. These conditions not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

The Company’s operations were carried out in Mexico. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Mexico and by the general state of that economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

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

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its unaudited condensed consolidated financial statements. The Company has elected to apply all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019 of MXN Pesos 639,400 ($32,996) utilizing an incremental borrowing rate of 10.65% and the subsequent amortization of the asset and the lease liability.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2019 and December 31, 2018, respectively, the Company had no cash equivalents.

The Company assesses credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2019 and December 31, 2018, cash balances in the United States did not exceed the federally insured limit.

l)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the three months and nine months ended September 30, 2019 and December 2018.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method are accounted for under the cost method of accounting. Under this method, the Company’s share of earnings or losses of such investee companies is not included in the condensed consolidated balance sheet or statement of operations and comprehensive loss. However, impairment charges are recognized in the condensed consolidated statement of operations and comprehensive loss. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded. There is no impairment of investment at September 30, 2019 and December 31, 2018.

n)	Inventory

The Company primarily values inventories at net realizable value applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value. The Company created an inventory reserve of $166,247 for slower moving kiosk inventory in its discontinued operation.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

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

t)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $21,988,521 as of September 30, 2019 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s plan is to expand its market penetration in the United States by deploying more kiosks through various channels, thereby increasing revenues, in addition, the Company is exploring the acquisition of other businesses and intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	DISCONTINUED OPERATIONS

On August 5, 2019, the Company entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings, Inc., a Delaware corporation (“Vivi Holdings”), to sell Qpagos Corporation, a Delaware corporation (“QPAG Sub”), which operates the Company’s business in Mexico as the holding company for Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., to Vivi Holdings for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”) “), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), Joseph Abrams (1.5%). Upon consummation of the Stock Sale, the Company will no longer have any business operations in Mexico. The Company will retain its U.S. operations based in Calabasas, California.

The following assets and liabilities are recorded as held for disposal:

	September 30,	December 31,
	2019	2018
Current Assets
Accounts receivable	$9,953	$60,523
Inventory	163,691	330,632
Recoverable IVA taxes and credits	117,594	98,493
Other current assets	59,569	169,564
Total current assets	350,807	659,212

Non-current assets
Plant and equipment, net	189,301	228,103
Right of use asset	8,459	-
Intangibles, net	50,167	82,417
Investment	3,000	3,000
Other assets	12,282	10,373
Total non-current assets	263,209	323,893

Assets held for sale	$614,016	$983,105

Current liabilities
Accounts payable	$82,641	$40,136
Operating lease liability	8,492	-
ICA and other taxes payable	9,979	18,969
Advances from clients	152,528	120,909
Liabilities held for sale	$253,640	$180,014

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	DISCONTINUED OPERATIONS (continued)

The statement of operations from discontinued operations is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net Revenue	$3,480,878	$1,944,466	$7,550,475	$5,111,017

Cost of Goods Sold	3,767,192	1,931,715	7,748,178	5,049,774

Gross (loss) profit	(286,314)	12,751	(197,703)	61,243

General and administrative	278,960	281,974	832,623	898,814
Depreciation and amortization	11,276	12,488	33,885	37,241
Total Expense	290,236	294,462	866,508	936,055

Loss from Operations	(576,550)	(281,711)	(1,064,211)	(874,812)

Other (expense) income	(866)	783	1,007	(935)
Foreign currency (loss) gain	(15,436)	116,944	(21,412)	106,581
Loss before taxation	(592,852)	(163,984)	(1,084,616)	(769,166)
Taxation	-	-	-	-
Loss from discontinued operations, net of taxation	$(592,852)	$(163,984)	$(1,084,616)	$(769,166)

5	LOANS PAYABLE

Loans payable consist of the following:

Description	Interest Rate	Maturity	September 30, 2019	December 31, 2018
Victoria Akhmetova	15%	January 11, 2020	$60,425	$56,044

Boba Management Corporation	10%	February 20, 2020	-	—
	10%	March 1, 2020	20,866	—
	10%	March 26, 2020	20,827	—
	10%	April 12, 2020	20,690	-
	10%	December 26, 2019	34,994	-
Total loans payable			$157,802	$56,044

Interest expense totaled $1,148 and $2,269 for the three months ended September 30, 2019 and 2018, respectively and $6,803 and $3,775 for the nine months ended September 30, 2019 and 2018, respectively.

Viktoria Akhmetova

January 11, 2020

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company had the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On March 19, 2019, the note was extended to January 11, 2020, and the interest rate changed to 15%.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split (0.063 post reverse split) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $60,425 and was converted into 974,592 post reverse split shares of common stock on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	LOANS PAYABLE (continued)

Boba Management Corporation

February 20, 2020

On February 22, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of February 22, 2020 and a coupon of ten percent per annum. The Company had the right to prepay the note without penalty prior to maturity date.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $20,866 and was converted into 336,545 post reverse split shares of common stock on November 18, 2019.

March 1, 2020

On March 1, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 1, 2020 and a coupon of ten percent per annum. The Company had the right to prepay the note without penalty prior to maturity date.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $20,827 and was converted into 335,926 post reverse split shares of common stock on November 18, 2019.

March 26, 2020

On March 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 26, 2020 and a coupon of ten percent per annum. The Company had the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at September 30, 2019 was $20,690.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $20,690 and was converted into 333,717 post reverse split shares of common stock on November 18, 2019.

September 26, 2019

On September 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $34,955 to Boba Management Corporation. The note had a maturity date of December 26, 2019 and a coupon of ten percent per annum. The Company had the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at September 30, 2019 was $34,994.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	LOANS PAYABLE (continued)

Boba Management Corporation (continued)

On July 15, 2019, the Company entered into Securities Purchase Agreements with Boba Management Corp whereby the following notes totaling $65,000 previously advanced to the Company during the period April 12 to May 23, 2019, was converted into 6,500,000 pre reverse split (650,000 post reverse split) shares of common stock at a conversion price of $0.01 per share.

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

May 20, 2020

On May 20, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Boba Management Corporation.

May 23, 2020

On May 23, 2019, the Company issued a Promissory Note in the aggregate principal amount of $5,000 to Boba Management Corporation.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

						September 30	December 31,
					Unamortized	2019	2018
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	8%	April 30, 2019	-	-	-	-	38,645
	8%	September 15, 2019	-	-	-	-	11,869

Labrys Fund, LP	8%	December, 22 2018	-	-	-	-	129,758
	8%	April 25, 2019	-	-	-	-	126,826

JSJ Investments, Inc.	8%	July 26, 2019	-	-	-	-	46,751
	8%	October 8, 2019	-	-	-	-	24,855
	8%	March 29, 2020	75,000	3,041	(37,090)	40,951	-

GS Capital Partners, LLC	8%	May 11, 2019	-	-	-	-	41,543
	8%	August 14, 2019	100,000	11,567	-	111,567	61,693
	8%	August 14, 2019	150,000	15,715	-	165,715	53,056
	8%	September 19, 2019	-	-	-	-	14,557
	8%	September 19, 2019	-	-	-	-	10,134
	8%	February 4, 2020	96,000	5,008	(33,403)	67,605	-
	8%	February 4, 2020	96,000	4,419	(36,178)	64,241	-

Viktoria Akhmetova	15%	December 8, 2019	20,164	6,157	-	26,321	24,573

Joseph W and Patricia G Abrams	15%	December 10, 2019	26,247	7,993	-	34,240	31,964
	15%	January 27, 2020	3,753	1,069	-	4,822	4,496

Roman Shefer	15%	December 24, 2019	10,000	2,988	-	12,988	12,121

Crown Bridge Partners, LLC	8%	May 14, 2019	-	-	-	-	18,796
	8%	June 12, 2019	-	-	-	-	16,437
	8%	July 26, 2019	8,800	2,343		11,143	12,856
	8%	August 31, 2019	27,500	2,471	-	29,971	9,927
	8%	October 16, 2019	27,500	2,104	(1,205)	28,399	6,184

Alex Pereira	8%	November 11, 2019	-	-	-	-	3,189

Gibbs International Holdings	15%	On demand	52,494	15,856	-	68,350	63,798
	8%	August 31, 2019	405,735	39,438		445,173	155,345

Delinvest Commercial, LTD	15%	December 16, 2019	20,000	6,041	-	26,041	24,307
	15%	December 26, 2019	54,123	16,126	-	70,249	65,556

BOBA Management Corp	8%	January 23, 2020	-	-	-	-	-
	8%	October 8, 2019	-	-	-	-	-
	8%	July 16, 2020	-	-	-	-	-

Bellridge Capital LP	18%	April 25, 2019	200,000	16,735	-	216,735	-

Global Consulting Alliance	8%	September 15, 2019	-	-	-	-	-
	8%	May 24, 2020	-	-	-	-	-

West Point Partners, LLC	8%	September 3, 2020	26,527	157	(24,570)	2,114	-

Total convertible notes payable			$1,399,843	$159,228	$(132,446)	$1,426,625	$1,009,236

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

Interest expense, together with amortized debt discount totaled $516,472 and $453,177 for the three months ended September 30, 2019 and 2018, respectively and $1,658,643 and $2,161,352 for the nine months ended September 30, 2019 and 2018, respectively.

The convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the common stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended September 30, 2019 and 2018 was $33,327 and $1,027,684, respectively, and for the nine months ended September 30, 2019 and 2018 was $427,721 and $2,055,533 respectively.

Power Up Lending Group Ltd.

April 30, 2019

On July 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note had a maturity date of April 30, 2019 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On January 23, 2019, in terms of a debt purchase agreement entered into with BOBA Management Corp., BOBA purchased the $63,000 convertible note plus interest and penalty interest thereon of $25,461. BOBA incurred expenses of $4,423 in purchasing the note, The Company replaced the convertible note purchased by BOBA for a new convertible note with a principal sum of $92,884, bearing interest at 8% per annum and maturing on January 23, 2020.

September 15, 2019

On November 21, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power up Lending Group Ltd. The note had a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On May 25, 2019, in terms of a debt purchase agreement entered into with Global Consulting Alliance., the $83,000 convertible note, plus accrued interest thereon of $3,275, was acquired by Global Consulting Alliance for gross proceeds of $86,275 and an additional payment directly to Power Up to settle the penalty interest of $34,510.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

Labrys Fund, LP

February 28, 2019

On June 22, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to Labrys Fund, LP. The note had a maturity date of December 22, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. In December 2018 the maturity date was extended to February 28, 2019.

Between December 26, 2018 and February 13, 2019, the Company received conversion notices converting an aggregate principal amount of $150,000 and interest thereon of $7,116, at an average conversion price of $0.0156 pre reverse stock split ($0.156 post reverse stock split) per share, into 10,070,334 pre reverse split (1,007,034 post reverse split) shares of common stock, thereby extinguishing the note.

April 25, 2019

On October 25, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $300,000 to Labrys Fund LP. The note has a maturity date of April 25, 2019 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 825,718 shares of common stock as a commitment fee valued at $165,254. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. The Company may not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On April 25, 2019, the Company received conversion notices converting the interest outstanding of $11,967 at a conversion price of $0.0006 per share, into 1,869,979 pre reverse split (186,998 post reverse split) shares of common stock. The note was not repaid and not converted prior to the maturity date, therefore the 825,718 pre reverse split (82,572 post reverse split) commitment share valued at $165,254 were expensed and the interest rate on the convertible note increased to 18%, the default interest rate as provided for in the Promissory Note.

On May 15, 2019, in terms of a debt purchase agreement entered into with Strategic IR, the $300,000 convertible note plus accrued interest thereon of $2,367 was acquired by Strategic IR for gross proceeds of $302,367.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

JSJ Investments Inc.

July 26, 2019

On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments, Inc. The note had a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between January 28, 2019 and March 11, 2019, the Company received conversion notices, converting an aggregate principal amount of $100,000 and interest thereon of $4,533, at an average conversion price of $0.0126 pre reverse stock split ($0.126 post reverse stock split) into 8,304,805 pre reverse split (830,481 post reverse split) shares of common stock, thereby extinguishing the convertible note.

October 8, 2019

On October 8, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments Inc. The note has a maturity date of October 8, 2019 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note prior to maturity in accordance with penalty provisions set forth in the note. The outstanding principal amount of the note plus interest and any default interest is convertible at any time after the pre-payment date at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between April 17, 2019 and June 3, 2019 the Company received conversion notices, converting an aggregate principal amount of $88,000 and fees thereon of $1,500, at an average conversion price of $0.0583 pre reverse stock split ($0.583 post reverse stock split), into 14,832,564 pre reverse split (1,483,257 post reverse split) shares of common stock.

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

March 29, 2020

On April 2, 2019, the Company received the proceeds of a convertible promissory note issued to JSJ Investments, Inc. on March 29, 2019, with the aggregate principal amount of $75,000. The note had a maturity date of March 29, 2020 and a coupon of 8% per annum. The Company may prepay the note at a premium ranging from 120% to 140% of the principal plus accrued interest. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

The balance of the note plus accrued interest at September 30, 2019 was $40,951, net of unamortized discount of $37,090.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC

May 11, 2019

On May 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $80,000 to GS Capital Partners, LLC. The note had a maturity date of May 11, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between December 27, 2018 and May 6, 2019, the Company received conversion notices converting an aggregate principal amount of $80,000 and interest thereon of $5,290, at an average conversion price of $0.01055 pre reverse stock split ($0.1055 post reverse stock split) per share, into 8,087,331 pre reverse split (808,733 post reverse split) shares of common stock thereby extinguishing the note.

August 14, 2019

On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note had a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between August 12, 2019 and September 11, 2019, the Company received notices of conversion from GS Capital Partners converting $50,000 of principal and $3,945 of interest into 17,432,265 pre reverse split (1,743,227 post reverse split) shares of common stock at an average conversion price of $0.00309 pre reverse stock split ($0.031 post reverse stock split) per share. The Company incurred a loss on conversion of $56,315.

As of August 14, 2019 the note is in default and accrues interest at the default interest rate of 24% per annum.

The balance of the note plus accrued interest at September 30, 2019 was $111,567.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC (continued)

August 14, 2019

On September 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The note may not be prepaid. The outstanding principal amount of the note was convertible at any time after the six month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

As of August 14, 2019 the note is in default and accrues interest at the default interest rate of 24% per annum.

The balance of the note plus accrued interest at September 30, 2019 was $165,715.

September 19, 2019

On September 21, 2018, pursuant to a debt purchase agreement entered into with GS Capital Partners LLC, the convertible note issued to Power Up Lending Group LTD on March 26, 2018 of $68,000 plus accrued interest thereon of $2,698 was exchanged for a new note issued to GS Capital Partners LLC, with a principal sum of $70,698 bearing interest at 8% per annum with a maturity date of September 19, 2019. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between October 9, 2018 and June 11, 2019, the Company received notices of conversion, converting principal of $40,698 and interest of $1,112 into 4,267,152 pre reverse stock split (426,716 post reverse split) shares of common stock at an average conversion price of $0.0098 pre reverse stock split ($0.098 post reverse stock split) per share.

Between July 10, 2019 and July 31, 2019, the Company received notices of conversion from GS Capital Partners, converting $30,000 of capital and $1,983 of interest into 9,936,206 pre reverse stock split (993,621 post reverse stock split) shares of common stock at an average conversion price of $0.00322 pre reverse stock split ($0.032 post reverse split) per share. The Company incurred a loss on conversion of $28,009.

September 19, 2019

On September 19, 2018, pursuant to a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $33,252 for the payment of penalty interest and legal fees associated with the March 26, 2018 Power Up convertible note discussed below. The note has a maturity date of September 19, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes payment of a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the two lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 17, 2019, Strategic IR entered into a debt purchase agreement with GS Capital Partners, whereby the remaining balance of the September 19, 2019 convertible note in the aggregate principal amount of $33,252 plus accrued interest thereon of $2,165, was acquired for gross proceeds of $35,417. In addition to this strategic IR paid additional settlement costs of $14,583 including an early settlement penalty to GS Capital Partners.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC (continued)

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

The balance of the note plus accrued interest at September 30, 2019 was $67,605 net of unamortized discount of $33,403.

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

The balance of the note plus accrued interest at September 30, 2019 was $64,241 net of unamortized discount of $36,178.

Viktoria Akhmetova

December 8, 2019

On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares was effected on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,321 and was exchanged for 424,540 post reverse split shares of common stock on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

Joseph W and Patricia G Abrams

December 10, 2019

Effective June 13, 2017, the Company exchanged a note issued to Joseph W and Patricia G Abrams (“Abrams”) with a principal amount of $25,000, together with accrued interest thereon of $1,247, totaling $26,247, for a convertible note, principal amount of $26,247, bearing interest at 12% per annum and matured on December 10, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 10, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 10, 2019, with the interest rate remaining unchanged. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $34,239 and was exchanged for 552,250 post reverse split shares of common stock on November 18, 2019.

January 27, 2020

On July 31, 2017, the Company issued a Convertible Promissory Note to Abrams in the aggregate principal amount of $3,753. The note had a maturity date of January 27, 2018 and a coupon of 12% per annum. Pursuant to terms of an agreement entered into with the note holder, the maturity date was extended to January 27, 2019 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to January 27, 2020, with the interest rate remaining unchanged. The Company had the right to prepay the note without penalty. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $4,822 and was exchanged for 77,776 post reverse split shares of common stock on November 18, 2019.

Roman Shefer

December 24, 2019

On June 27, 2017, the Company entered into a convertible promissory note in the aggregate principal amount of $10,000. The note bore interest at 12% per annum and matured on December 16, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 24, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 24, 2019, with the interest rate remaining unchanged. The note is convertible into common shares at a conversion price of $.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $12,988 and was exchanged for 209,479 post reverse split shares of common stock on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners

May 14, 2019

On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

Between January 16, 2019 and February 12, 2019 the Company received conversion notices, converting an aggregate principal amount of $27,500, fees of $1,500 and interest thereon of $1,580, at an average conversion price of $0.0128 pre reverse split ($0.128 post reverse split), into 2,380,300 pre reverse split (238,030 post reverse split) shares of common stock, thereby extinguishing the note.

June 12, 2019

On June 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of June 12, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

Between March 15, 2019 and May 24,2019, the Company received conversion notices, converting an aggregate principal amount of $27,500, fees thereon of $1,500 and interest thereon of $1,896, at an average conversion price of $0.0043 pre reverse split ($0.043 post reverse split), into 7,146,260 pre reverse split (714,626 post reverse split) shares of common stock, thereby extinguishing the note.

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

On June 12, 2019, the Company received a conversion notice, converting an aggregate principal amount of $8,950 and fees of $500, at a conversion price of $0.0035 pre reverse split (0.035 post reverse split), into 2,700,000 pre reverse split (270,000 post reverse split) shares of common stock.

On August 7, 2019, the Company received a notice of conversion from Crown Bridge Partners converting $9,750 of principal into 5,000,000 pre reverse split (500,000 post reverse split) shares of common stock at a conversion price of $0.00205 pre reverse split ($0.0205 post reverse split) per share. The Company incurred a loss on conversion of $18,750.

As of July 26, 2019 the note is in default and attracts interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

The balance of the note plus accrued interest at September 30, 2019 was $11,143.

August 31, 2019

On August 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of August 31, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

As of August 31, 2019 the note is in default and attracts interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

The balance of the note plus accrued interest at September 30, 2019 was $29,971.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners (continued)

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

As of October 31, 2019 the note is in default and attracts interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

The balance of the note plus accrued interest at September 30, 2019 was $28,398, net of unamortized discount of $1,206.

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

On May 19, 2019, the Company received a conversion notice, converting an aggregate principal amount of $9,660, at a conversion price of $0.0047 pre reverse split ($0.047 post reverse split), into 2,049,981 pre reverse split (204,999 post reverse split) shares of common stock.

On July 24, 2019, the Company received a notice of conversion from Alex Pereira, converting $10,692 into 3,414,786 pre reverse split (341,479 post reverse split) shares of common stock at a conversion price of $0.003131 pre reverse split (0.0313 post reverse split) per share, thereby extinguishing the note. The Company incurred a loss on conversion of $9,797.

Gibbs International Holdings

On Demand

Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum.  The note was past its maturity date which maturity date has not been extended as yet, and thereby; (i) became immediately due and payable; (ii) can only be amended with the written consent of the holder; and (iii) may be sold, assigned or transferred by the holder without the Company’s consent. The note is currently recorded under current liabilities. The note was convertible into common shares of the Company at a conversion price of $0.20 per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

Gibbs International Holdings (continued)

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $68,350 and were exchanged for 1,102,412 post reverse split shares on November 18, 2019.

August 31, 2019

Effective August 20, 2018, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $294,620, together with accrued interest thereon of $111,115, totaling $405,735, for a convertible note, principal amount of $405,735, with a coupon of 8% per annum and maturing on August 31, 2019. The Company had the right to prepay the note within 180 days without penalties. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

As of August 31, 2019 the note is in default and the note holder may require the Company to pay a penalty of 10% of the principal outstanding.

The balance of the note plus accrued interest at September 30, 2019 was $445,173.

Delinvest Commercial, LTD.

December 16, 2019

On June 19, 2017, the Company issued Delinvest Commercial LTD. (“Delinvest”) a convertible promissory note in the aggregate principal amount of $20,000. The note bore interest at 12% per annum and matured on December 16, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 16, 2019, with the interest rate remaining unchanged.   The note was convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,041 and was exchanged for 420,018 post reverse split shares on November 18, 2019.

December 26, 2019

On June 29, 2017, the Company exchanged a Delinvest note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.   The note was convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $70,249 and were exchanged for 1,133,050 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

BOBA Management Corporation.

January 23, 2020

On January 23, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $92,884 to BOBA Management Corporation to assume a Power up Note dated July 20, 2018. The note had a maturity date of January 23, 2020. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

On July 30, 2019, the Company received a notice of conversion from Boba Management Corp, converting $96,710 into 32,894,528 pre reverse split (3,289,453 post reverse split) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split) per share. The Company incurred a loss on conversion of $103,947.

October 8, 2019

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

July 16, 2020

On July 16, 2019, the Company issued Boba Management Corp a Convertible Promissory Note in the aggregate principal amount of $6,800. The note had a maturity date of July 26, 2020 and a coupon of 8% per annum. The Company had the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note was convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 30, 2019, the Company received notices of conversion from Boba Management Corp, converting the following: (i) the convertible note acquired from JSJ Investments, Inc. in the aggregate principal amount of $12,000 plus accrued interest thereon of $4,911 into 5,752,981 pre reverse split (575,299 post reverse split) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split) per share; and (ii) the convertible promissory note in the aggregate principal amount of $6,800 plus accrued interest thereon of $19 into 2,319,982 pre reverse split (231,999 post reverse split) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split) per share, thereby extinguishing both notes.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	CONVERTIBLE NOTES PAYABLE (continued)

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

The Convertible note accrues interest at 18% per annum, the default interest rate in terms of the original Promissory note.

The balance of the convertible note as of September 30, 2019 is $216,735 including accrued interest thereon.

Global Consulting Alliance

September 15, 2019

On May 25, 2019, pursuant to the terms of a debt purchase agreement entered into with Power Up Lending., the $83,000 convertible note dated November 21, 2018, plus accrued interest thereon of $3,275 was acquired by Global Consulting Alliance. The note had a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $87,565 into 28,823,153 pre reverse split (2,882,216 post reverse split) shares of common stock at a conversion price of $0.00304 pre reverse split ($0.0304 post reverse split) per share, thereby extinguishing the note. The Company incurred a loss on conversion of $88,256.

May 24, 2020

On May 25, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $34,510 to Global Consulting Alliance for penalty interest and expenses incurred by Global consulting Alliance on assuming the Power up Note dated November 21, 2018. The note had a maturity date of May 24, 2020. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest two trading prices during the previous ten (10) trading days.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $35,016 into 12,158,241 pre reverse split shares (1,215,825 post reverse split) shares of common stock at a conversion price of $0.00288 pre reverse split ($0.0288 post reverse split) per share., thereby extinguishing the note. The Company incurred a loss on conversion of $39,150.

West Point Partners, LLC

September 3, 2020

On September 3, 2019, the Company issued West Point Partners, LLC a Convertible Promissory Note in the aggregate principal amount of $26,527. The note had a maturity date of September 3, 2020 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the convertible note as of September 30, 2019 is $2,114 including accrued interest thereon, net of discount of $24,570.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	DERIVATIVE LIABILITY

The Company received subscription advances of $135,400 from investors during the period June 18, 2019 to August 5, 2019. The Company had insufficient authorized shares to issue the investors the 2,521,615 shares of common stock, this gave rise to a derivative financial liability of $60,804 which was valued using a Black-Scholes valuation model. The value of the derivative liability is assessed every quarter.

Certain of the short-term convertible notes disclosed in note 6 above and note 11 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

The value of the derivative financial liabilities above was re-assessed at September 30, 2019 and 2018 and a total of $123,598 and $1,169,205 for the three months ended September 30, 2019 and 2018 respectively and $986,011 and 3,441,118 for the nine months ended September 30, 2019 and 2018, respectively, was credited to the consolidated statement of operations and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2019
Conversion price	$0.03 to 2.00
Risk free interest rate	1.75 to 2.59%
Expected life of derivative liability	1 to 16 months
Expected volatility of underlying stock	148.4 to 174.49%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2019	December 31, 2018

Opening balance	$1,833,672	$3,277,621
Derivative financial liability arising from convertible notes	630,115	2,685,844
Fair value adjustment to derivative liability	(986,011)	(4,129,793)
	$1,477,776	$1,833,672

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY

a)	Common Stock

On November 1, 2019, the Company effected a 10 for 1 reverse stock split. The reverse stock split has been applied on a retrospective basis and all per share amounts and earnings per share calculations have been updated to reflect the reverse stock split.

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 31,047,897 and 8,883,952 shares of common stock as of September 30, 2019 and December 31, 2018, after giving effect to the 10 for 1 reverse stock split.

In terms of various debt conversion notices received between January 16, 2019 and September 11, 2019, the Company issued an aggregate of 22,081,374 shares of common stock in settlement of $1,022,612 of convertible notes, resulting in a net loss on conversion of $1,037,822.

The Company did not repay a convertible note issued to Labrys Fund, LP prior to the maturity date, which resulted in the returnable commitment shares being retained by Labrys Fund, LP. The 82,572 shares of common stock was expensed as a commitment fee, valued at $165,254 on April 25, 2019.

b)	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of September 30, 2019.

c)	Warrants

The warrants outstanding and exercisable at September 30, 2019 are as follows:

	Warrants outstanding			Warrants exercisable
Exercise price*	No. of shares*	Weighted average remaining years	Weighted average exercise price*	No. of shares*	Weighted average exercise Price*

$6.25	621,920	1.00		621,920
$2.00	230,855	0.75		230,855

	852,775	0.94	$5.10	852,775	$5.10

*	After giving effect to the 10 for reverse stock split on November 1, 2019.

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2019 and December 31, 2018, respectively.

d)	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	STOCKHOLDERS’ EQUITY (continued)

d)	Stock options (continued)

The options outstanding and exercisable at September 30, 2019 are as follows:

	Options outstanding			Options exercisable
Exercise price*	No. of shares*	Weighted average remaining years	Weighted average exercise price*	No. of shares*	Weighted average exercise Price*

$0.40	200,000	9.25	$0.40	200,000	$0.40

*	After giving effect to the 10 for reverse stock split on November 1, 2019.

The options outstanding have an intrinsic value of $0 and $0 as of September 30, 2019 and December 31, 2018, respectively.

9	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018, all convertible debt, stock options and warrants, were excluded from the computation of diluted net loss per share.

For the three months ended September 30, 2018, the calculation of diluted income per share is as follows:

	Amount	Number of shares	Per share amount

Basic earnings per share
Net income per share – continuing operations	$436,529	8,355,429	$0.05
Net loss per share – discontinued operations	(163,984)	8,355,429	(0.02)
	$272,545	8,355,429	$0.03

Effect of dilutive securities
Warrants	-	-
Convertible debt	310,852	1,420,869

Diluted earnings per share
Net income per share – continuing operations	$747,381	9,776,298	$0.08
Net loss per share – discontinued operations	(163,984)	9,776,2,98	(0.02)
	$583,397	9,776,298	$0.06

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their effect would have been anti-dilutive are as follows:

	Three Months and nine months ended September 30, 2019 (Shares)*	Three Months and nine months ended September 30, 2018 (Shares)*

Convertible debt	54,292,074	1,710,298
Stock Options	200,000	—
Warrants	852,775	852,775
	55,344,849	2,563,073

*	After giving effect to the 10 for reverse stock split on November 1, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

LOANS PAYABLE

Description	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018

Strategic IR	10%	February 10, 2020	$196,307	$177,159
	10%	December 10, 2019	37,705	-
	10%	December 25, 2019	2,003	-

Vladimir Skigin
Equipment funding	36%	On Demand	74,662	81,316
Promissory note	15%	January 11, 2020	59,810	55,474

Notes payable – Related parties			$370,487	$313,949

Interest expense totaled $8,413 and $23,248 for the three months ended September 30, 2019 and 2018, respectively and $23,692 and $24,740 for the nine months ended September 30, 2019 and 2018, respectively.

Strategic IR

February 20, 2020

Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum. The note had a maturity date of February 10, 2019. On March 18, 2019 the note was extended to February 10, 2020, and the interest rate was changed to 15%.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

 The balance of the note as of July 30, 2019, plus accrued interest thereon was $7196,307 and was converted into 3,166,240 post reverse split shares on November 18, 2019.

December 10, 2019

On September 10, 2019, the Company issued a Promissory Note in the aggregate principal amount of $37,500 to Strategic IR. The note has a maturity date of December 10, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

The balance of the note plus accrued interest at September 30, 2019 is $37,705.

December 25, 2019

On September 25, 2019, the Company issued a Promissory Note in the aggregate principal amount of $2,000 to Strategic IR. The note has a maturity date of December 25, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

The balance of the note plus accrued interest at September 30, 2019 is $2,003.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	RELATED PARTY TRANSACTIONS (continued)

LOANS PAYABLE (continued)

Vladimir Skigin

Vladimir Skigin has personally advanced the Company equipment funding. Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

Equipment funding

The Company entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs, Skigin funded a portion of the kiosks and accessories purchased under the same terms and conditions of the agreement entered into with Gibbs. Pursuant to the terms of the agreement, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. The amount has not been paid to date. The agreement does not provide for any default provisions and management is currently negotiating the terms of repayment with Skigin. A penalty interest rate has been provided for on the loan.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

 The balance of the note as of July 30, 2019, plus accrued interest thereon was $74,662, after the interest was adjusted to 19,366 and was converted into 1,204,234 post reverse split shares on November 18, 2019.

Promissory note

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $49,491 to Vladimir Skigin. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. The Company had the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On February 21, 2019 the maturity date was extended to September 13, 2019, with the interest rate changed to 15%.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $59,810 and was converted into 964,670 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE

						September 30, 2019	December 31 2018
Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	Balance, net	Balance, net

Strategic IR	18%	April 25, 2019	150,000	5,501	-	155,501	-
	15%	December 8, 2019	10,000	3,060	-	13,060	12,193
	15%	December 8, 2019	20,164	6,157	-	26,321	24,573
	15%	December 26, 2019	53,740	16,011	-	69,751	65,091
	15%	December 26, 2019	115,535	34,423	-	149,958	139,940
	8%	September 19, 2019	33,252	2,901		36,153	-
	6%	July 17,2020	14,583	192	(11,594)	3,181	-

Cobbolo Limited	15%	December 26, 2019	53,438	15,922	—	69,360	64,726
	15%	December 26, 2019	52,959	15,779	—	68,738	64,146

Total convertible notes payable			$503,671	$99,946	$(11,594)	$592,023	$370,669

Interest expense, together with amortized debt discount totaled $3,979 and $7,968 for the three months ended September 30, 2019 and 2018, respectively and $7,914 and $515,579 for the nine months ended September 30, 2019 and 2018, respectively.

The convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the common stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended September 30, 2019 and 2018 was $328,455 and $NIL, respectively, and for the nine months ended September 30, 2019 and 2018 was $328,455 and $470,759 respectively.

Strategic IR

April 25, 2019

On May 15, 2019, pursuant to the terms of a debt purchase agreement entered into with Labrys Fund LP. the $300,000 convertible promissory note issued on October 25, 2018, with a maturity date of April 25, 2019 and an original coupon of 8% per annum, was acquired by Strategic IR for gross proceeds of $302,367, including accrued interest thereon.

The Convertible note earns interest at 18% per annum, the default interest rate in terms of the Promissory note.

The terms of the convertible note include a provision for an automatic note penalty of 50% of the note outstanding if the note is in default. Strategic IR enforced this term resulting in an increase in the principal outstanding in terms of the note of $150,000.

On June 19, 2019, pursuant to the terms of a debt purchase agreement entered into with Bellridge Capital LP, Strategic IR transferred and assigned the aggregate principal sum of $200,000 plus accrued interest thereon of $3,124, of the Convertible note acquired from Labrys Fund LP.

On July 30, 2019, the Company received a notice of conversion from Strategic IR, converting $108,882 of the   April 25, 2018 convertible note acquired from Labrys Fund LP, into 37,034,605 pre reverse split (3,703,461 post reverse split) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split) per share.

The balance of the note plus accrued interest at September 30, 2019 was $155,501.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

December 8, 2019

On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $13,060 and was converted into 210,645 post reverse split shares on November 18, 2019.

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

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,321 and was converted into 424,540 post reverse split shares on November 18, 2019.

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

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $69,751 and was converted into 1,125,020 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

December 26, 2019

On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $149,958 and was converted into 2,418,674 post reverse split shares on November 18, 2019.

September 19, 2019

On July 17, 2019, Strategic IR entered into a debt purchase agreement with GS Capital Partners, whereby the remaining balance of the September 19, 2019 convertible note in the aggregate principal amount of $33,252 plus accrued interest thereon of $2,165, was acquired for gross proceeds of $35,417. In addition to this strategic IR paid additional settlement costs of $14,583 including an early settlement penalty to GS Capital Partners.

As of September 19, 2019, the note is in default and earns interest at the default interest rate.

The balance of the note outstanding at September 30, 2019 was $36,153, including interest thereon.

July 17, 2020

On July 17, 2019, the Company issued Strategic IR a Convertible Promissory Note in the aggregate principal amount of $14,583. The note had a maturity date of July 17, 2020 and a coupon of 6% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

The balance of the convertible note as of September 30, 2019 is $3,181 including accrued interest thereon, net of discount of $11,594.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has also personally advanced the Company funds.

●	Cobbolo Limited

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 pre reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $69,360 and was converted into 1,118,711 post-reverse split shares on November 18, 2019.

On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $68,738 and was converted into 1,108,674 post-reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	COMMITMENTS AND CONTINGENCIES

The Company operates out of sub-let premises in Calabasas, California. The sub-lease is on a month to month basis at $4,000 per month.

The discontinued operations of the Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ends on December 16, 2019.

12	SUBSEQUENT EVENTS

Conversion of convertible notes into equity

On October 3, 2019, the Company received a notice of conversion from JSJ Investments, converting $25,000 into 9,999,200 pre reverse stock split (999,920 post reverse split) shares of common stock at a conversion price of $0.0025 pre reverse split ($0.025 post reverse split) per share. The Company incurred a loss on conversion of $24,996.

Debt Purchase agreements

On October 21, 2019, West Point Partners, LLC purchased the February 4, 2019 convertible note issued to GS Capital Partners. The note has an aggregate principal balance of $96,000 including interest thereon of $3,745 for gross proceeds of $99,745. In addition, West Point Capital Partners, LLC paid an additional $22,977 to GS Capital Partners as a settlement amount for early settlement and fees thereon.

The Company issued West Point Partners, LLC a Convertible Promissory Note in the aggregate principal amount of $22,977 as compensation of the settlement amount paid. The note had a maturity date of October 21, 2020 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Company name change

On November 1, 2019, the Company changed its name to Innovative Payment Solutions, Inc.

Reverse Stock Split

Immediately after changing its name to Innovative Payment Solutions, the Company effected a 10 for 1 reverse stock split, thereby reducing the number of shares in issue from 320,477,867 to 32,047,897, after rounding to the nearest whole share.

Settlement of loans payable

On November 18, 2019, after the reverse stock split was effected, the Company effected the conversions below.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.063 per share ($0.0063 pre-reverse stock split).

In terms of settlement agreements entered into, the following loans payable were settled by the issuance of shares of common stock:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Amount settled	Common Shares issued

Strategic IR	15%	February 10, 2020	168,000	28,307	196,307	3,166,240

Viktoria Akhmetova	15%	January 11, 2020	50,000	10,425	60,425	974,592

Boba Management Corporation	10%	February 20, 2020	20,000	866	20,866	336,545
	10%	March 1, 2020	20,000	827	20,827	335,926
	10%	March 26, 2020	20,000	690	20,690	333,717

Vladimir Skigin	36%	On Demand	55,296	19,366	74,662	1,204,234
	15%	January 11, 2020	49,491	10,319	59,810	964,670

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	SUBSEQUENT EVENTS (continued)

Settlement of fixed price convertible notes

On November 18, 2019, after the reverse stock split was effected, the Company effected the conversions below.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.063 per share ($0.0063 pre-reverse stock split).

In terms of agreements entered into, the following fixed price convertible notes were settled by the issuance of shares of common stock:

Description	Interest rate	Maturity Date	Principal	Accrued interest	Amount settled	Common Shares issued

Strategic IR	15%	December 8, 2019	10,000	3,060	13,060	210,645
	15%	December 8, 2019	20,164	6,157	26,321	424,540
	15%	December 26, 2019	53,740	16,011	69,751	1,125,020
	15%	December 26, 2019	115,535	34,423	149,958	2,418,674

Viktoria Akhmetova	15%	December 8, 2019	20,164	6,157	26,321	424,540

Joseph W and Patricia G Abrams	15%	December 10, 2019	26,247	7,992	34,239	552,250
	15%	January 27, 2019	3,753	1,069	4,822	77,776

Roman Shefer	15%	December 24, 2019	10,000	2,988	12,988	209,479

Gibbs International Holdings	15%	December 16, 2019	52,494	15,856	68,350	1,102,412

Delinvest Commercial, LTD	15%	December 16, 2019	20,000	6,041	26,041	420,018
	15%	December 26, 2019	54,123	16,126	70,249	1,133,050

Cobbolo Limited	15%	December 26, 2019	53,438	15,922	69,360	1,118,711
	15%	December 26, 2019	52,959	15,779	68,738	1,108,674

Subsequent share issuances for funds received

On July 19 and August 5, 2019, the Company received subscription advances from an individual subscribing for 19,166,667 pre reverse spilt (1,916,667 post reverse split) shares of common stock for gross proceeds of $100,000. The Company did not have sufficient unissued shares to issue these shares until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The $100,000 advance was reflected under other payables in the financial statements.

Between June 18, 2019 and July 12, 2019, the Company received subscription advances from Strategic IR subscribing for 6,103,448 pre reverse split (610,348 post reverse split) shares of common stock for gross proceeds of $35,400. The Company did not have sufficient unissued shares to issue these shares until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The $100,000 advance was reflected under other payables in the financial statements.

Proposed Sale of Qpagos Corporation to Vivi Holdings, Inc.

On August 5, 2019, the Company entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings, Inc., a Delaware corporation (“Vivi Holdings”), to sell Qpagos Corporation, a Delaware corporation (“QPAG Sub”), which operates the Company’s business in Mexico as the holding company for Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V., to Vivi Holdings for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”) “), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), Joseph Abrams (1.5%). The SPA provides that the Stock Sale is subject to customary conditions, including the Company’s receipt of a final fairness opinion and the approval of the Company’s shareholders. Upon consummation of the Stock Sale, the Company will no longer have any business operations in Mexico. The Company will retain its U.S. operations based in Calabasas, California

Other than disclosed above, The Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on April 9, 2019. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos.

Overview and Financial Condition

We currently are a provider of next generation physical and virtual payment services that we initially introduced to the Mexican market in the third quarter of 2014 and expanded to the United States during 2019. We provide an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. We helped consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, we license technology that can be used to pay bills, add minutes to mobile phones, purchase transportation tickets, shop online, buy digital services or send money to third parties. In addition, we also provide similar services in the Unites States.

On August 5, 2019 we entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings to sell to Vivi Holdings QPAG Sub for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA provides that the Stock Sale is subject to customary conditions, including QPAGOS’s receipt of a final fairness opinion and the approval of our shareholders. Upon consummation of the Stock Sale, QPAGOS will no longer have any business operations in Mexico. QPAGOS will retain its U.S. operations based in Calabasas, California.

In making our decision to enter into the SPA, we took into account, among other things: the business outlook of QPAG Sub’s business; our inability to raise sufficient capital from the public market; the current and future competitive environment for QPAG Sub’s business; our current weak financial viability; and the weak public market to raise necessary capital to further develop our business and fulfill our business plan.

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

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of September 30, 2019 and 2018, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended September 30, 2019 and September 30, 2018

Net revenue

We have treated our Mexican operations as a discontinued operation in these interim financial statements, we have not generated any revenues from our US operations to date.

 Cost of goods sold

We have treated our Mexican operations as a discontinued operation in these interim financial statements we have not generated any cost of goods sold from our US operations to date.

General and administrative expenses

General and administrative expenses were $139,855 and $155,533 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $15,678 or 10.1%. The decrease is primarily due to a decrease in capital raising fees due to lower convertible note activity during the current quarter.

Loss on debt conversion

Loss on debt conversion was $486,763 and $51,802 for the three months ended September 30, 2019 and 2018, respectively, an increase of $434,961. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $458,277 of convertible notes were converted to equity compared to $39,045 in the prior period.

Penalty on convertible notes

Penalty on convertible notes was $151,184 and $0 for the three months ended September 30, 2019 and 2018, respectively, an increase of $151,184 or 100.0%. We incurred a penalty on a convertible note default of $151,184.

Interest expense, net

Interest expense was $540,256 and $517,779 for the three months ended September 30, 2019 and 2018, respectively, an increase of $22,477 or 4.3%. The decrease is primarily due to conversion of notes into equity during the current quarter

Derivative liability movements

Derivative liability movements were $123,598 and $1,169,205 for the three months ended September 30, 2019 and 2018, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2019.

Net (loss) profit from continuing operations

We incurred a net loss of $1,194,460 and a net profit of $436,529 for the three months ended September 30, 2019 and 2018, respectively, an increase in loss of $1,630,989, primarily due to the increase in loss realized on debt conversions, and the decrease in derivative liability movements of $1,045,607.

Loss from discontinued operations

The loss from discontinued operations was $592,852 and $163,984 for the three months ended September 30, 2019 and 2018, respectively, an increase of $428,868 or 1261.5%. The increase in loss is attributable to the following:

●	Revenues was $3,480,878 and $1,944,466 for the three months ended September 30, 2019, respectively, an increase of $1,536,412 or 79.0%. The increase is attributable to increased wholesale business, particularly airtime sales in the Mexican market.
●	Cost of goods sold was $3,767,192 and $1,931,715 for the three months ended September 30, 2019 and 2018, respectively. An increase of $1,835,477 or 95.0%. The increase is attributable to the increase in wholesale business, particularly air-time sales in the Mexican market as well as the creation of an obsolescence provision of $163,692 on slow moving kiosks and accessories and an adjustment to prepaid airtime of $101,898.
●	Gross (loss) profit was ($286,314) and $12,751 for the three months ended September 30, 2019 and 2018, respectively. The loss is primarily due to the obsolescence provision created on slow moving kiosks of $163,692 and the adjustment to prepaid airtime of $101,898 during the current period.
●	General and administrative expenses was $278,960 and $281,974, for the three months ended September 30, 2109, respectively, a decrease of $3,014 or 1.1%, the decrease is immaterial.
●	Depreciation and amortization expense was $11,276 and $12,488 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $1,212 or 9.7%, the decrease is a function of the currency differential between the two periods.
●	Foreign currency (loss) gain was $(15,436) and $116,944 for the three months ended September 30, 2019 and 2018, respectively, an increase in loss of $132,380. The increase is due to the deterioration of the Mexican peso from an average of 18.9575 in the previous period to $19.4312 during the current period, resulting in a net loss on unrealized and realized foreign currency assets and liabilities.

Net (loss) profit

Net (loss) profit was $(1,787,312) and $272,545 for the three months ended September 30, 2019 and 2018, respectively, an increase in loss of $2,059,857. The increase is due to the increase in net loss from continuing operations and the increase in loss from discontinued operations, discussed in detail above.

Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

Net revenue

We have treated our Mexican operations as a discontinued operation in these interim financial statements, we have not generated any revenues from our US operations to date.

 Cost of goods sold

We have treated our Mexican operations as a discontinued operation in these interim financial statements we have not generated any cost of goods sold from our US operations to date.

General and administrative expenses

General and administrative expenses were $493,847 and $683,135 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $189,288 or 27.7%. The decrease is primarily due to management consulting expenses previously recorded as management consulting expenses for the entire group now being reflected as part of the discontinued operations.

Loss on debt conversion

Loss on debt conversion was $1,037,822 and $3,510,039 for the nine months ended September 30, 2019 and 2018, respectively. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the current period, $953,612 of convertible notes were converted to equity as compared to $2,191,935 in the prior period.

Penalty on convertible notes

Penalty on convertible notes was $151,184 and $0 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $151,184 or 100.0%. We incurred a penalty on a convertible note default of $151,184.

Interest expense, net

Interest expense was $1,751,138 and $2,329,283 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $578,145 or 24.8%. The decrease consists primarily of the amortization of debt discount on convertible notes of $1,500,143 and $2,011,383 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $511,240 and interest expense of $250,995 and $317,900 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $$66,905 or 21.1%, primarily due to the decrease in overall funding from convertible notes due to the note conversions that have taken place during the current period.

Derivative liability movements

Derivative liability movements were $986,011 and $3,441,118 for the nine months ended September 30, 2019 and 2018, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2019.

Net loss from continuing operations

We incurred a net loss of $2,447,980 and $3,088,901, for the nine months ended September 30, 2019 and 2018, respectively, a decrease in loss of $640,921 or 20.7%, primarily due to the decrease in general and administrative expenses, other expenses and interest expense being offset by the decrease in the derivative liability movement, discussed above.

Loss from discontinued operations

The loss from discontinued operations was $1,084,616 and $769,166 for the nine months ended September 30, 2019 and 2018, respectively, an increase in loss of $315,450 or 41.0%. The increase in loss is attributable to the following:

●	Revenues was $7,550,475 and $5,111,017 for the nine months ended September 30, 2019, respectively, an increase of $2,439,458 or 47.7%. The increase is attributable to increased wholesale business, particularly air-time sales in the Mexican market.
●	Cost of goods sold was $7,748,178 and $5,049,774 for the nine months ended September 30, 2019 and 2018, respectively. An increase of $2,698,404 or 53.4%. The increase is attributable to the increase in wholesale business, particularly air-time sales in the Mexican market as well as the creation of an obsolescence provision of $163,692 on slow moving kiosks and accessories and an adjustment to prepaid airtime of $101,898.
●	Gross loss was $197,703 and gross profit was $61,243 for the nine months ended September 30, 2019 and 2018, respectively, an increase in loss of $258,946, primarily due to the creation of an obsolescence provision of $163,692 on slow moving kiosks and accessories and an adjustment to prepaid airtime of $101,898, offset by profits made on airtime sales of $782 and commission revenues of $28,927.
●	General and administrative expenses was $832,623 and $898,814, for the nine months ended September 30, 2109, respectively, a decrease of $66,191 or 7.4%, primarily due to a concerted effort to reduce operating expenditure in the Mexican operations.
●	Depreciation and amortization expense was $33,885 and $37,241 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $3,386 or 9.1%, the decrease is a function of the currency differential between the two periods.
●	Foreign currency (loss) gain was $(21,412) and $106,581 for the nine months ended September 30, 2019 and 2018, respectively, an increase in loss of $127,993. The increase is due to the deterioration of the Mexican peso from an average of 18.9575 in the previous period to $19.4312 during the current period, resulting in a net loss on unrealized and realized foreign currency assets and liabilities.

Net loss

Net loss was $(3,532,596) and $(3,858,067) for the nine months ended September 30, 2019 and 2018, respectively, a decrease in loss of $325,471. The increase is due to the decrease in net loss from continuing operations and the increase in loss from discontinued operations, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $21,988,521 through September 30, 2019 and incurred negative cash flow from operations of $523,736 for the nine months ended September 30, 2019. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and we will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, which includes expansion in the US market, repay our outstanding note obligations and take advantage of business opportunities that may arise. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings and, debt financings and/or funding from partnerships. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise and may have to significantly curtail our operations.

At September 30, 2019, we had cash of $53,307 and a negative working capital of $4,502,835, including a derivative liability of $1,477,776. After eliminating the derivative liability our working capital deficit is $3,025,059. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

We generated cash of $108,692 and utilized cash of $978,864 from continuing operations for the nine months ended September 30, 2019 and 2018, respectively and utilized cash of $632,428 and $701,674 from discontinued operations for the nine months ended September 30, 2019 and 2018, respectively. Overall cash utilized in operations decreased by $1,156,802. The reduction in cash utilization is primarily due to the increase in accounts payable and accrued interest expense.

We had minimal investment in property and equipment by our discontinued operations of $2,441 for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, we funded our operations and increased our cash balances by raising an additional $499,782 through debt issuances.

Other than amounts owed under convertible notes, we have no commitments other than a month to month. lease of property in Calabasas, California

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2019 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended September 30, 2019 in transactions that were not registered under the Securities Act.

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

On July 17, 2019, the Company issued Strategic IR a Convertible Promissory Note in the aggregate principal amount of $14,583. The note had a maturity date of July 17, 2020 and a coupon of 6% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On September 3, 2019, the Company issued West Point Partners, LLC a Convertible Promissory Note in the aggregate principal amount of $26,527. The note had a maturity date of September 3, 2020 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Issuance of promissory notes

On September 10, 2019, the Company issued a Promissory Note in the aggregate principal amount of $37,500 to Strategic IR. The note has a maturity date of December 10, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

On September 25, 2019, the Company issued a Promissory Note in the aggregate principal amount of $2,000 to Strategic IR. The note has a maturity date of December 25, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

On September 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $34,955 to Boba Management Corporation. The note had a maturity date of December 26, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at September 30, 2019 was $34,993.

Exchange of debt into equity

On November 18, 2019, the Company issued to Strategic IR 210,645, 424,540, 1,125,020, 2,418,674 and 3,166,240 shares of common stock in exchange for notes with a remaining outstanding principal amount and accrued interest thereon of $13,060, $26,321, $69,751, $149,958 and $196,307, respectively.

On November 18, 2019, the Company issued to Viktoria Akhmetova 974,592 and 424,540 shares of common stock in exchange for notes with a remaining outstanding principal amount and accrued interest thereon of $60,425 and $26,321, respectively.

On November 18, 2019, the Company issued to Boba Management 336,545, 335,926 and 333,717 shares of common stock in exchange for notes with a remaining outstanding principal amount and accrued interest thereon of $20,866, $20,827 and $20,690, respectively.

On November 18, 2019, the Company issued to Abrams 552,250 and 77,776 shares of common stock in exchange for notes with a remaining outstanding principal amount and accrued interest thereon of $34,239 and $4,822, respectively.

On November 18, 2019, the Company issued to Roman Shefer 209,479 shares of common stock in exchange for a note with a remaining outstanding principal amount and accrued interest thereon of $12,988.

On November 18, 2019, the Company issued to Gibbs International Holdings 1,102,412 shares of common stock to Gibbs International Holding in exchange for a note with a remaining outstanding principal amount and accrued interest thereon of $68,350.

On November 18, 2019, the Company issued to Delinvest 420,018 and 1,133,050 shares of common stock in exchange for notes with remaining outstanding principal amounts and accrued interest thereon of $26,041 and $70,249, respectively.

On November 18, 2019, the Company issued to Skigin 1,204,234 and 964,670 shares of common stock in exchange for notes with remaining outstanding principal amounts and accrued interest thereon of $74,662 and $59,810, respectively.

On November 18, 2019, the Company issued to Cobbolo Limited 1,118,711 and 1,108,674 shares of common stock in exchange for notes with remaining outstanding principal amounts and accrued interest thereon of $69,360 and $68,738, respectively.

The shares issued upon conversion of the notes and the shares issued upon exchange of notes were issued pursuant to an exemption from registration provided by section 3(a)(9) of the Securities Act of 1933, as amended, for the shares were exchanged or issued in a transaction where no commissions or other remuneration was paid or given directly or indirectly for soliciting such exchange or issuances.

The newly issued notes were issued pursuant to an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated thereunder. The recipients of the securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the notes issued in these transactions. All recipients had adequate access, through their relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 3, 2019, the Company received a notice of conversion from JSJ Investments, converting $25,000 into 9,999,200 shares of common stock at a conversion price of $0.0025 per share. The Company incurred a loss on conversion of $24,996.

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

Innovative Payment Solutions, Inc.

Date: November 19, 2019	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)