Form 10-K
period 2019-12-31
Innovative Payment Solutions, Inc.
filed 2020-05-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333 - 192877

INNOVATIVE PAYMENT SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	33 - 1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4768 Park Granada

Suite 200

Calabasas, California, 91302

(Address of principal executive offices) (Zip Code)

(818) 864-8404

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,741,613 (based upon the closing sale price of the registrant’s common stock reported on June 28, 2019. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of May 6, 2020, the issuer had 137,316,858 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

 EXPLANATORY NOTE

On March 30,  2020 (the “Original Due Date”), Innovative Payment Solutions, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465)

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the virtual payments industry. This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by the Original Due Date.

ii

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business”, and Part II, Item 7”, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Innovative Payment Solutions,” refer to Innovative Payment Solutions and its subsidiaries. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business

Company Overview

We are a provider of next generation physical and virtual payment services that we initially introduced to the Mexican market in the third quarter of 2014 and expanded to the United States during 2019. Since the sale of our Mexican operations on December 31, 2019, our focus is to provide our services solely in the United States, initially in Southern California. We provide an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. We help consumers and merchants connect more efficiently in markets and consumer segments that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, we license technology that can be used to pay bills, add minutes to mobile phones, purchase transportation tickets, shop online, buy digital services or send money to third parties.

On August 5, 2019, we entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings to sell to Vivi Holdings, our Mexican operations for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”), of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The sale of the Mexican operations pursuant to the SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. We no longer have any business operations in Mexico and our business is now focused on our U.S. operations based in Calabasas, California.

In making our decision to enter into the SPA, we took into account, among other things: the business outlook of our operations in Mexico; our inability to raise sufficient capital from the public market; the current and future competitive environment for our Mexican operations; our current weak financial viability; and the weak public market to raise necessary capital to further develop our business and fulfill our business plan.

We intend to continue to expand our operations in the United States with a focus initially on southern California. We are also exploring acquisition opportunities that we believe will be accretive to our business.

Our Corporate History and Background

We were incorporated on September 25, 2013 under the laws of the State of Nevada originally under the name Asiya Pearls, Inc. On May 27, 2016, Asiya Pearls, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from Asiya Pearls, Inc. to QPAGOS.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for its two 99.9% owned operating subsidiaries, QPagos, S.A.P.I. de C.V. “Qpagos Mexico”) and Redpag Electrónicos S.A.P.I. de C.V. (“Redpag”). Each of these entities were incorporated in November 2013 in Mexico.

Qpagos Mexico was formed to process payment transactions for service providers it contracts with as well as provide electronic payment solutions to multiple clients in several industry segments including retail, financial transportation and government; and Redpag was formed to deploy and operate kiosks as a distributor of Qpagos Mexico.

On August 31, 2015, QPAGOS Corporation entered into various agreements with the shareholders of Qpagos Mexico and Redpag to give effect to a reverse merger transaction (the “Reverse Merger’’). Pursuant to the Reverse Merger, the majority of the shareholders of Qpagos Mexico and Redpag effectively received shares in Qpagos Corporation, through various consulting and management agreements entered into with Qpagos Corporation and sold an effective 99.996% and 99.990% of the outstanding shares in Qpagos Mexico and Redpag, respectively to Qpagos Corporation. The series of transactions closed effective August 31, 2015. Upon the close of the Reverse Merger, Qpagos Corporation became the parent of Qpagos Mexico and Redpag and assumed the operations of these two companies as its sole business.

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

On November 1, 2019, we changed our name from QPAGOS to Innovative Payment Solutions, Inc. On November 1, 2019, we also filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-10 (the “Reverse Stock Split”), effective on November 1, 2019. As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. Unless otherwise stated, all share and per shares numbers in the Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

On December 31, 2019, we consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. Innovative Payment Solutions no longer has any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

Our principal offices are located at 4768 Park Granada, Suite 200, Calabasas, California, 91302, and our telephone number at that office is (818) 864-8404.

Our Strategy

We offer a simple payment solution for consumers and businesses. We have plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in our warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

Our mission is to pivot from the 4 year success we had with our Mexican kiosks and build out a US only kiosk network in Southern California that will allow the majority of the Southern California market to transfer money to Mexico cheaper than their current options and make payments to Mexican vendors as well.

The launch of the kiosks in Southern California will be directed toward the heavily trafficked Mexican grocery stores, convenience stores, check cashing businesses, and gas stations. Our goal is to develop a distribution network of kiosks that allow our clients to enhance their customer experience by combining mobile and hardware interfaces, such as mobile wallets, coupled with self-service kiosks into a seamless customer centric ecosystem.

Business Model

Our primary source of revenue is expected to come from commissions and fees. We also expect to derive revenue from a second screen on the kiosks which will be an ad driven revenue producer. Over the last 4 years we proved the model, with over $11,000,000 in revenue last year and 2 million Mexican subscribers using the kiosks regularly. This experience and the vending partnerships established in those machines should facilitate the roll-out of our company owned machines in Southern California. This coupled with US vending additions such as micro loans, money transmitting opportunities (a $30 Billion business), lotto tickets, and the built- in Mexican vendors, gives us what we believe to be the total solution for the Mexican consumer population in Southern California. After the launch of the 50 kiosks in a small designated Los Angeles area, we anticipate having a sophisticated distribution network of over 500 kiosks in California, Texas and Florida. With this initial launch in Southern California we will own the first 50 machines and the retailer will receive 20% of the fees as rent. Alternatively, we may sell the kiosks to retailers for a unit price of $6,000 and in return receive 30% of the revenues.

Distribution Network

We are developing a distribution network along several verticals; 1) An agent network of independent businesses with high customer traffic in which our kiosks will be deployed generating additional revenue for them; 2) Retailers that wish to decongest long lines and shift service payments to self-service kiosks.

Marketing

We participate in special local events and exhibitions and provide promo materials to distribute to retailers. We intend to direct advertisements to the mainly Spanish speaking customers in Southern California, along with our Spanish speaking employees that can educate and demonstrate services at the kiosks. We expect this will add tremendously to acceptance and word of mouth advertising in the respective neighborhoods.

Competition

The payment service business is highly competitive and continued growth depends on our ability to compete effectively. Although we don’t face direct competition in the form of kiosks, companies like Western Union, Money Gram, Wells Fargo, dominate the money remittance, wiring business. However, with the E wallet, our customer has the ability to deposit money into the kiosks and consequently creating their own digital wallet bank on our network.

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

Employees

As of December 31, 2019, Innovative Payment/Solutions had 2 full time employees, which are its chief executive officer and chief technical officer.

Corporate Information

Our principal offices are located at 4768 Park Granada, Suite 200, Calabasas, California, 91302, and our telephone number at that office is (818) 864-8404.

Available Information

We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.innovatepaysolve.com. our Annual Reports on Form 10-K, quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From November 3, 2014 to July 4, 2016, our common stock has been traded on the OTC Pink Markets under the symbol “ASYP” but no trading took place during this time. Since July 5, 2016 our common stock has traded on the OTCQB and our symbol was initially changed to “QPAG” on June 2, 2016 and to “IPSI” on December 3, 2019.

The last reported sale price of our common stock on the OTC Pink on May 8, 2020, was $0.042 per share. As of May 8, 2020, there were approximately 57 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 11 - Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2019 in transactions that were not registered under the Securities Act.

Issuance of promissory notes

On October 11, 2019, we issued a Promissory Note in the aggregate principal amount of $3,000 to Strategic IR. The note has a maturity date of January 9, 2020 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date. On November 20, 2019 in terms of an agreement entered into with Strategic IR the principal amount plus accrued interest thereon amounting to $3,028 was converted into 168,219 shares of common stock at a conversion price of $0.04 per share.

On October 15, 2019, we issued a Promissory Note in the aggregate principal amount of $22,000 to Strategic IR. The note has a maturity date of January 13, 2020 and a coupon of ten percent per annum. We have the right to prepay the note without penalty prior to maturity date. On November 20, 2019 in terms of an agreement entered into with Strategic IR the principal amount plus accrued interest thereon amounting to $22,181 was converted into 1,232,268 shares of common stock at a conversion price of $0.04 per share.

On October 16 2019, we issued a Promissory Note in the aggregate principal amount of $24,980 to Global Business Partnership. The note has a maturity date of January 14, 2020 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date.

On December 9, 2019, in terms of a settlement agreement entered into between us, Qpagos Corporation and Andrey Novikov, we issued a promissory note to Mr. Novikov in settlement of $131,906 of a total debt owing to Mr. Novikov of $156,206 owing to him in terms of a service agreement dated September 1, 2015, the balance remaining as owing to Mr. Novikov by Qpagos Corporation. The promissory note bears interest at 8% per annum, is unsecured and matures on December 9, 2020. This promissory note was subsequently purchased by Vladimir Skigin and Strategic IR and converted into equity, refer to Exchange of debt into equity, below.

On December 17, 2019, in terms of a settlement agreement entered into between us, Qpagos Corporation and Stanislav Minaychenko, we issued a promissory note to Mr. Minaychenko in settlement of $23,893 owing to him in terms of a service agreement dated September 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $23,930.

On December 17, 2019, in terms of a settlement agreement entered into between us, Qpagos Corporation and Maxim Pukhoskiy, we issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $17,683.

On December 21, 2019, Qpagos Corporation issued a promissory note to Waketec OU in settlement of a $93,000 trade payable owing by Qpagos Corporation to Waketec OU. The promissory note bears interest at 4% per annum, is unsecured and matures on December 21, 2020.

On December 23, 2019, in terms of a debt purchase agreement entered into with Waketec OU, Mr. Motorin acquired $20,000 of the promissory note issued to Waketec OU by Qpagos Corporation. On December 23, 2019, we entered into a debt settlement agreement whereby we agreed to the assignment of the debt owed to Mr. Motorin by Qpagos Corporation to us in exchange for a new promissory note in the principal amount of $20,000 issued by us. The promissory note is unsecured, bears interest at 4% per annum and matures on December 23, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $20,018.

On December 23, 2019, in terms of a debt purchase agreement entered into with Waketec OU, Mr. Skigin acquired $30,000 of the promissory note issued to Waketec OU by Qpagos Corporation. On December 23, 2019, we entered into a debt settlement agreement whereby we agreed to the assignment of the debt owed to Mr. Skigin by Qpagos Corporation to us in exchange for a new promissory note in the principal amount of $30,000 issued by us. The promissory note is unsecured, bears interest at 4% per annum and matures on December 23, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $30,026.

Issuance of convertible notes

On October 21, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $22,977 to West Point Partners, LLC for penalty interest and expenses incurred by West Point Partners LLC on acquiring the GS Capital Partners note dated March 4, 2019. The note had a maturity date of October 21, 2020 and bears interest at 8% per annum. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 62% of the lowest two trading prices during the previous ten trading days.

On November 12, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $23,250 to Dieter Busenhart for penalty interest and expenses incurred by him on acquiring the JSJ Investments, Inc. note dated March 29, 2019. The note had a maturity date of November 12, 2020 and bears interest at 6% per annum. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 60% of the average three lowest trading prices during the previous ten trading days.

On November 19, 2019, in terms of a conversion notice received from Dieter Busenhart, on the convertible note entered into on November 12, 2019, converting the aggregate principal amount, including interest thereon, totaling $23,273 into 1,463,706 shares of common stock at a conversion price of $0.159 per share, thereby extinguishing the note and realizing a loss on conversion of $30,884.

On November 15, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to Odyssey Funding, LLC. The note had a maturity date of November 15, 2020 and a coupon of 10% per annum. We may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days. The balance of the note plus accrued interest at December 31, 2019 was $27,657, less unamortized debt discount of $174,864.

On November 18, 2019, we and Strategic IR entered into an exchange agreement, replacing the remaining balance of the May 15, 2019 convertible note purchased from Labrys Fund LP, 2019, including interest thereon with a new note in the aggregate principal amount of $159,123 with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, in terms of a conversion notice received from Strategic IR on the convertible note entered into on November 18, 2019, converting the aggregate principal sum of $159,123 and interest thereon into 10,007,882 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $211,166.

On November 18, 2019, we and Strategic IR entered into an exchange agreement, replacing the balance of the July 15, 2019 convertible note purchased from GS Capital Partners, including interest thereon with a new note in the aggregate principal amount of $37,224 with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, in terms of a conversion notice received from Strategic IR on a convertible note entered into on November 18, 2019, converting the aggregate principal sum of $37,224 into 2,386,181 shares of common stock at a conversion price of $0.0156 per share, thereby extinguishing the note and realizing a loss on conversion of $51,064.

On November 18, 2019, we and Dieter Busenhart entered into an exchange agreement, replacing the balance of the March 29, 2019 convertible note purchased from JSJ Investments , Inc. with a new note in the aggregate principal amount of $53,595 with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, in terms of a conversion notice received from Dieter Busenhart, on a convertible note entered into on November 18, 2019, converting the aggregate principal amount of $53,595 into 3,370,725 shares of common stock at a conversion price of $0.159 per share, thereby extinguishing the note and realizing a loss on conversion of $71,122.

On November 18, 2019, we and West Point Partners, LLC entered into an exchange agreement, replacing the March 4, 2019 GS Capital note with a new note in the aggregate principal sum of $102,039 with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 21, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $93,000 to Power up Lending Group Ltd. The note had a maturity date of November 12, 2020 and a coupon of 12% per annum. We may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 61% of the lowest three trading prices during the previous fifteen trading days. The balance of the note plus accrued interest at December 31, 2019 was $11,643, less unamortized debt discount of $82,580.

On November 25, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $52,500 to Black Ice Advisors, LLC. The note had a maturity date of November 25, 2020 and a coupon of 10% per annum. We may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days. The balance of the note plus accrued interest at December 31, 2019 was $5,739, less unamortized debt discount of $47,336.

On December 23, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power up Lending Group Ltd. The note had a maturity date of December 23, 2020 and a coupon of 12% per annum. We may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 61% of the lowest three trading prices during the previous fifteen trading days. The balance of the note plus accrued interest at December 31, 2019 was $1,542, less unamortized debt discount of $61,623.

Exchange of debt into equity

On December 11, 2019, Mr. Skigin purchased a portion of a note issued to Andrey Novikov by Qpagos Corporation in the principal amount of $65,953. On December 17, 2019, we entered into a debt settlement with Mr. Skigin whereby the Note was assigned from Qpagos Corporation to us and was simultaneously settled by the issue of 2,231,768 shares of common stock at an issue price of $0.03 per share, thereby extinguishing the note. A loss on settlement of $67,953 was realized.

On December 11, 2019, Strategic IR purchased a portion of a note issued to Andrey Novikov by Qpagos Corporation in the principal amount of $65,953. On December 17, 2019, we entered into a debt settlement with Strategic IR whereby the Note was assigned from Qpagos Corporation to us and was simultaneously settled by the issue of 2,231,768 shares of common stock at an issue price of $0.03 per share, thereby extinguishing the note. A loss on settlement of $67,953 was realized.

On November 19, 2019, in terms of a debt exchange agreement entered into, Boba Management exchanged a promissory note in the aggregate principal amount of $34,955 and interest thereon of $469 into 1,968,014 shares of common stock at a conversion price of $0.04 per share, thereby extinguishing the debt and realizing a loss on exchange of $37,392.

Conversion of debt into equity

On October 3, 2019, in terms of a conversion notice received from JSJ Investments, converting $25,000 into 999,920 shares of common stock at a conversion price of $0.025 per share, realizing a loss on conversion of $24,996.

On November 19, 2019, in terms of a conversion notice received from Bellridge Capital LP, converting the principal sum of $200,000 and interest thereon of $21,568 into 13,935,112 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $294,031.

On November 19, 2019, in terms of a conversion notice received from Strategic IR converting the aggregate principal sum of $14,583, including interest thereon of $297 into 935,887 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $19,747.

On November 19, 2019, in terms of a conversion notice received from West Point Capital Partners, LLC, converting the aggregate principal amount, including interest thereon, $26,968 into 1,812,390 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note and realizing a loss on conversion of $40,090.

On November 19, 2019, in terms of a conversion notice received from West Point Capital Partners, LLC, on a convertible note entered into on November 18, 2019, converting the aggregate principal amount of $102,039 into 6,857,446 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. The Company realized a loss on conversion of $151,687.

On November 19, 2019, in terms of a conversion notice received from west Point Capital Partners, LLC, on a convertible note entered into on October 21, 2019, converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $23,118 into 1,553,621 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note and realizing a loss on conversion of $34,366.

On December 4, 2019, in terms of a conversion notices received from Gibbs International converting the principal sum of $405,735, a once off penalty of $40,573 and interest thereon of $54,529 into 21,000,000 shares of common stock at a conversion price of $0.0238 thereby extinguishing the note realizing a loss on conversion of $528,162.

On December 16, 2019, in terms of a conversion notice received from Crown Bridge Partners converting $8,800 of principal, fees thereon of $500 and interest of $2,409 into 51,045,457 shares of common stock at a conversion price of $0.011 per share, thereby extinguishing the note, realizing a loss on conversion of $58,336.

All sales to U.S. persons in each of the transactions set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for the offer and sale of securities not involving a public offering, except for debt conversions which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

All sales to non U.S. persons in each of the transactions set forth above were issued relying on Regulation S. The recipients of the securities in each of these transactions relying on Regulation S represented that they were not a U.S. Person as that term is defined in Regulation S, that at the time of purchase of the securities they were located outside the United States and that they acquired the securities solely for their own account and not for the account or the benefit of a U.S. person.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2019.

Item 6. Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our audited annual financial statements and the related notes thereto, each of which appear elsewhere in this Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “About Forward-Looking Statements” in this Report on Form 10-K. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Innovate Payment Solutions.

Overview and Financial Condition

On August 5, 2019 we entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings to sell to Vivi Holdings Qpagos Corporation, including our Mexican subsidiaries, Qpagos Mexico and Redpag for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”), of which nine percent (9%) is to be allocated to Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA provides that the Stock Sale is subject to customary conditions, including Innovative Payment Solutions receipt of a final fairness opinion and the approval of our shareholders. Upon consummation of the Stock Sale, Innovative Payment Solutions will no longer have any business operations in Mexico. Innovative Payment Solutions will retain its U.S. operations based in Calabasas, California.

In making our decision to enter into the SPA, we took into account, among other things: the business outlook of our Mexican operations business; our inability to raise sufficient capital from the public market; the current and future competitive environment for our Mexican operations; our current weak financial viability; and the weak public market to raise necessary capital to further develop our business and fulfill our business plan.

We intend to continue to expand our operations in the United States with a focus initially on southern California. We are also exploring acquisition opportunities that we believe will be accretive to our business.

We offer a simple payment solution for consumers and businesses. We have plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in our warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements as of December 31, 2019 and 2018, of Innovative Payment Solutions, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Effective December 31, 2019, we sold our subsidiary Qpagos Corporation together with our Mexican subsidiaries, Qpagos S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I de C.V. to Vivi Holdings, Inc. The results of operations of these entities has been disclosed as discontinued operations in the financial statements for the years ended December 31, 2019 and 2018, respectively. Accordingly, our results of operations for the years ended December 31, 2019 and 2018 may not be indicative of our future results of operations.

Results of Operations for the years Ended December 31, 2019 and December 31, 2018

Net Revenue

We have treated our Mexican operations as a discontinued operation in these interim financial statements, we have not generated any revenues from our US operations to date.

Cost of goods sold

We have treated our Mexican operations as a discontinued operation in these interim financial statements we have not generated any cost of goods sold from our US operations to date.

Gross profit

We have treated our Mexican operations as a discontinued operation in these interim financial statements we have not generated any gross profit from our US operations to date.

General and administrative expenses

General and administrative expenses were $807,934 and $994,913 for the years ended December 31, 2019 and 2018, respectively, a decrease of $186,979 or 18.8%. The decrease is primarily due to a decrease in IT consulting expenses during the current period of $211,163 primarily due to a reduction in consulting hours and rates. The remaining increase is made up of several immaterial changes in expenses as management focused on reducing overall overhead.

Loss on debt conversion

Loss on debt conversion was $2,838,599 and $3,738,307 for the years ended December 31, 2019 and 2018, respectively, a decrease of $899,708 or 24.1%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 50% below current market prices. There was a higher value of debt converted to equity and debt exchanged for equity during the current year, however the average discount on conversion was lower than in the prior year, primarily due to debt exchange agreements and certain convertible notes being exchanged at market prices.

Penalty on convertible notes

Penalty on convertible notes was $191,757 and $0 for the years ended December 31, 2019 and 2018, respectively, an increase of $191,757 or 100%. The Penalty on convertible notes arose due to certain convertible notes maturing before they could be repaid, resulting in a default whereby the principal sum of the note increased by percentages ranging from 10% to 50% of the capital outstanding.

Provision against receivables

A provision of $129,995 was raised against receivables from Qpagos Mexico relating to VAT refunds. These refunds have been outstanding for an extended period and collectability is uncertain based on the ageing of the refunds due.

Interest expense, net

Interest expense, net was $2,061,415 and $3,059,573 for the years ended December 31, 2019 and 2018, respectively, a decrease of $998,158 or 32.6%. The interest expense in the current year includes the amortization of non-cash debt discount of $1,692,110 (2018: $2,637,656) and interest expense of $369,305 (2018: $344,613), consisting of interest on notes payable and on the convertible notes, including penalty interest of $28,063 (2018: $77,328) on early note settlements. The decrease in debt discount was primarily due to a reduction in the value of convertible debt outstanding and the conversion of $2,496,715 of convertible debt to equity, compared to the prior year. The increase in interest expense is primarily due to the increase in loans payable during the current year, which were primarily converted to equity during the last quarter of 2019 compared to the prior year.

Derivative liability movements

The change in fair value of derivative liabilities was $1,981,938 and $4,129,793 for the years ended December 31, 2019 and 2018, respectively. The movements in derivative liabilities represents the mark-to-market of underlying conversion features of debt and warrant securities and is dependent on the market price of the Company’s stock and the volatility underpinning our stock.

Foreign currency loss

The foreign currency loss was $0 and $7,562 for the years ended December 31, 2019 and 2018. The decrease is primarily due to the mark to market of foreign currency assets and liabilities due to a lower value of net liabilities denominated in foreign currencies and the weakness of the Mexican Peso against the US$ during the prior year.

Net loss from continuing operations

We incurred a net loss from continuing operations of $4,047,762 and $3,670,562, for the years ended December 31, 2019 and 2018, respectively, an increase of $377,200 or 10.3%, primarily due to the decrease in the derivative liability movement of $2,147,855 offset by the reduction in; (i) general and administrative expenses of $186,979; loss on debt conversion of $899,708 and interest expense, net of $998,158, as discussed above.

Operating loss from discontinued operations, net of taxation

Operating loss from discontinued operations, net of taxation was $653,246 and $1,397,172 for the year ended December 31, 2019 and 2018, respectively, a decrease of $743,926 or 53.2%. The decrease is primarily due to a reduction in general and administrative expenses of $560,316 due to a concerted effort by management to reduce operating expenditure due to the loss making nature of the business and an increase in foreign exchange gain of $276,103, primarily due to the disposal of the business effective December 31, 2019, resulting in a realization of the foreign currency translation adjustment.

Profit on disposal of subsidiaries

Profit on disposal of subsidiaries was $971,903 and $0 for the years ended December 31, 2019 and 2018, respectively, an increase of $971,903 or 100%. We disposed of our Mexican operation effective December 31, 2019, in exchange for shares in Vivi Holdings, Inc, valued at $1,120,836 using the market value method to determine the value of the business disposed of due to the lack of relevant financial information from Vivi Holdings, Inc. and other proceeds of $180,000. We incurred expenditure of $129,203 related to the disposal, including allocating Vivi Holdings, Inc shares to certain individuals who facilitated the transaction, valued at $100,875. The net asset value of the subsidiaries disposed of was $199,730, resulting in the net gain on disposal of $971,903.

Net loss

Net loss was $3,729,106 and $5,067,734 for the years ended December 31, 2019 and 2018, respectively, a decrease in loss of $1,338,628 or 26.4%, The decrease in net loss is primarily due to the profit on disposal of subsidiaries and the reduction in operating loss from discontinued operations, offset by the slight increase in the net loss from continuing operations, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised from the sale of our securities and the issuance of debt as well as revenue derived from operations.

We incurred an accumulated deficit of $22,185,031 through December 31, 2019 and incurred negative cash flow from operations of $774,856 and $1,734,320 for the years ended December 31, 2019 and 2018, respectively. We need to continue to spend substantial amounts in connection with implementing our new US business roll-out and strategy.

At December 31, 2019, we had cash of $2,979 and a working capital deficit of $1,613,080 (2018: $3,208,365). Although this shows an improvement on the 2018 working capital position, we believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly.

During the year ended December 31, 2019, the Company raised $200,400 from share issuances and a further 988,488 from the issuance of debt securities, to fund operations, we also exchanged $6,498,005 of debt securities for 119,285,531 shares of common stock.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2019, the Company recorded a net loss of $4,047,762 from continuing operations. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Subsequent to December 31, 2019 we raised the following additional funds:

●	Between January 13, 2020 and February 24, 2020 we raised $296,250 from convertible promissory notes issued to third parties, all with maturity dates one year from the date of issuance and interest rates ranging from 10% to 12% per annum.

●	Between February 24, 2020 and March 16, 2020, we raised $33,000 from investors in terms of subscription agreement entered into with two investors.

We have loans payable and convertible notes payable, all with maturities of less than one year.

●	The loans payable consists of loans payable from related parties in the aggregate principal amount of $30,000 and from non-related parties in the aggregate principal amount of $61,549. Subsequent to year end, $50,000 of the loans were converted to equity in terms of debt exchange agreements entered into.

●	The convertible notes payable consist of convertible notes payable from third parties in the aggregate principal amount of $671,500. Subsequent to year end, an aggregate principal amount of $48,000 was repaid and $10,000 was converted to equity.

Capital Expenditures

None.

Critical Accounting Policies

a)	Use of Estimates

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

d)	Long-Term Assets

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

e)	Revenue Recognition

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

f)	Derivative Liabilities

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

We have contractual obligations in the form of promissory notes and convertible notes which are described in the financial statements presented below.

Inflation

The effect of inflation on the Company’s operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innovative Payment Solutions, Inc.

(FKA: Qpagos)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Payment Solutions, Inc. (formerly Qpagos) and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and this raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, NV

May 13, 2020

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets

Current Assets
Cash	$2,979	$71,294
Other current assets	55,059	9,575
Assets held for sale	-	983,105
Total Current Assets	58,038	1,063,974

Non-current assets
Investment	1,019,961	-
Total Assets	$1,077,999	$1,063,974

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$314,523	$508,755
Liabilities held for sale	-	180,014
Loans payable	61,631	56,044
Loans payable - Related parties	30,026	313,949
Convertible debt, net of unamortized discount of $371,387 and $777,242, respectively	359,362	790,093
Convertible debt - Related parties, net of unamortized discount of $0 and $0 respectively	-	589,812
Derivative liability	905,576	1,833,672
Total Current Liabilities	1,671,118	4,272,339

Total Liabilities	1,671,118	4,272,339

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 128,902,124 and 8,883,922 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.*	12,890	888
Additional paid-in-capital	21,579,022	14,865,765
Accumulated deficit	(22,185,031)	(18,455,925)
Accumulated other comprehensive income	-	380,907
Total Stockholders’ Deficit	(593,119)	(3,208,365)
Total Liabilities and Stockholders’ Deficit	$1,077,999	$1,063,974

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Twelve months ended	Twelve months ended
	December	December
	2019	2018

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	807,934	994,913
Total Expense	807,934	994,913

Loss from Operations	(807,934)	(994,913)

Loss on debt conversion	(2,838,599)	(3,738,307)
Penalty on default note	(191,757)	-
Provision against receivables	(129,995)	-
Interest expense, net	(2,061,415)	(3,059,573)
Derivative liability movements	1,981,938	4,129,793)
Foreign currency gain	-	(7,562)
Loss before Taxation from continuing operations	(4,047,762)	(3,670,562)

Taxation	-	-

Net loss from continuing operations	(4,047,762)	(3,670,562)

Discontinued operations
Operating loss from discontinued operations	(653,247)	(1,397,172)
Profit on disposal of subsidiaries	971,903	-
	318,656	(1,397,172)

Net loss	(3,729,106)	(5,067,734)
Basic and diluted loss per share*
Net loss per share from continuing operations	$(0.14)	$(0.47)
Net income per share from discontinued operations	$0.01	$(0.18)
	$(0.13)	$(0.65)

Weighted Average Number of Shares Outstanding - Basic and diluted	29,170,995	7,829,947

Other Comprehensive loss
Foreign currency translation adjustment	(380,907)	(106,647)

Total Comprehensive loss	$(4,110,013)	$(5,174,381)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 1, 2018 TO DECEMBER 31, 2019

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance as of January 1, 2018	-	$-	5,620,742	$562	$8,499,560	$(13,388,191)	$487,554	$(4,400,515)

Conversion of debt to equity	-	-	3,232,600	323	6,199,688	-	-	6,200,011

Stock based compensation	-	-	19,000	2	52,173	-	-	52,175

Shares issued for services	-	-	11,580	1	34,738	-	-	34,739

Stock option compensation expense	-	-	-	-	79,606	-	-	79,606

Translation adjustment	-	-	-	-	-	-	(106,647)	(106,647)

Net loss	-	-	-	-	-	(5,067,734)	-	(5,067,734)
Balance as of December 31, 2018	-	$-	8,883,922	$888	$14,865,765	$(18,455,925)	$380,907	$(3,208,365)

Reverse split adjustment	-	-	99	-	-	-	-	-

Conversion of debt to equity	-	-	119,285,531	11,929	6,486,076	-	-	6,498,005

Shares issued for services	-	-	82,572	8	162,246	-	-	162,254

Shares subscriptions	-	-	650,000	65	64,935	-	-	65,000

Translation adjustment	-	-	-	-	-	-	(380,907)	(380,907)

Net loss	-	-	-	-	-	(3,729,106)	-	(3,729,106)
Balance at December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,729,106)	$(5,067,734)
Net (income) loss from discontinued operations	(318,656)	1,397,172
Net loss from continuing operations	(4,047,762)	(3,670,562)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(1,981,938)	(4,129,793)
Amortization of debt discount	1,692,110	2,637,656
Loss on conversion of debt to equity	2,838,599	3,738,307
Penalty on default note	191,757	-
Provision against Receivables	129,995	-
Convertible notes issued for services	62,996	119,974
Shares issued for services	162,253	34,739
Stock based compensation	-	131,781
Changes in Assets and Liabilities
Other current assets	4,521	(1,380)
Accounts payable and accrued expenses	249,815	58,476
Interest accruals	204,013	241,053
Cash used in operating activities - continuing operations	(493,641)	(839,749)
Cash used in operating activities - discontinued operations	(281,215)	(894,571)
CASH USED IN OPERATING ACTIVITIES	(774,856)	(1,734,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities - discontinued operations	-	(291)
NET CASH USED IN INVESTING ACTIVITIES	-	(291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	65,000	-
Proceeds from loans payable	264,435	267,491
Proceeds from short term notes and convertible notes	859,453	2,021,867
Repayment of convertible notes	(138,000)	(394,226)
Net cash provided by financing activities - continuing operations	1,050,888	1,895,132
Net cash provided by financing activities - discontinued operations	-	-
	1,050,888	1,895,132

Effect of exchange rate changes on cash and cash equivalents	(344,347)	(108,255)

NET (DECREASE) INCREASE IN CASH	(68,315)	52,266
CASH AT BEGINNING OF YEAR	71,294	19,028
CASH AT END OF YEAR	$2,979	$71,294

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$61,007

NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable including interest thereon converted to convertible notes payable	$298,117	$405,735
Conversion of convertible debt to equity	$2,777,768	$2,461,705
Conversion of loans payable to equity	$791,857	$-
Inventory reclassed to fixed assets	$-	$146,774

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, Innovative Payment Solutions, Inc. (formerly known as QPAGOS and Asiya Pearls, Inc.), a Nevada corporation (“IPSI” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of IPS (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of IPS common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, IPS assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 6,219,200 pre reverse split (621,920 post reverse split that was effected in November 2019) shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current IPS stockholder of 5,000,000 pre reverse split (500,000 post reverse split that was effected in November 2019) shares of Common Stock agreed to return to IPS 4,975,000 pre reverse split (497,500 post reverse split that was effected in November 2019) shares of Common Stock held by such holder to IPS and the then-current IPS stockholder retained an aggregate of 25,000 pre reverse split (2,500 post reverse split that was effected in November 2019) shares of Common Stock and the other stockholders of IPS retained 5,000,000 pre reverse split (500,000 post reverse split that was effected in November 2019) shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 pre reverse split (4,992,900 post reverse split that was effected in November 2019) shares of IPS common stock which represented approximately 91% of the outstanding Common Stock.

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

On November 1, 2019, the Company changed its name to Innovative Payment Solutions Inc.

Also on November 1, 2019, immediately following the name change, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of Company’s common stock at a ratio of 1-for-10, effective on November 1, 2019. As a result of the Reverse Stock Split, each ten pre-split shares of common stock outstanding automatically combined into one new share of common stock without any further action on the part of the holders, and the number of outstanding shares common stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

On December 31, 2019, Innovative Payment Solutions consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. Innovative Payment Solutions no longer have any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

b)	Description of the business

Qpagos Corporation, through its subsidiaries Qpagos S.A.P.I de C.V. (“Qpagos”) and Redpag Electronicos S.A.P.I de C.V. (“Redpag”), provides physical and virtual payment services to the Mexican market. Qpagos Corporation provided an integrated network of kiosks, terminals and payment channels that enabled consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. The Company helped consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, the company’s licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation and tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag in terms of a Stock Purchase Agreement entered into with Vivi Holdings, Inc on August 5, 2019, in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. Innovative Payment Solutions no longer have any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

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

Effective December 31, 2019, the Company disposed of Qpagos Corporation, Qpagos S.A.P.I. de CV and Redpag Electronicos, S.A.P.I. de CV, these entities are reported as discontinued operations in these consolidated financial statements.

The entities included in these consolidated financial statements are as follows:

Innovative Payment Solutions, Inc. - Parent Company

Qpagos Corporation - 100% owned – disposed of effective December 31, 2019.

Qpagos, S.A. P.I de C.V., a Mexican entity (99.996% owned) – disposed of effective December 31, 2019.

Redpag Electrónicos, S.A. P.I. de C.V., a Mexican entity (99.990% owned) – disposed of effective December 31, 2019.

c)	Mexican Operations

The financial statements of the Company’s discontinued Mexican operations are measured using local currencies as their functional currencies.

The Company translates the assets and liabilities of its discontinued Mexican subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss). All sales to customers are in Mexico.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

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

The carrying amounts reported in the balance sheets for the investment in Vivi Holdings Inc., was evaluated at fair value using Level 3 Inputs based on the Company’s estimate of the market value of the entities disposed to Vivi Holdings, Inc. Vivi Holdings Inc., does not have sufficient information available to assess the current market price of its equity.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Risks and Uncertainties

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated, including the potential risk of business failure. The recent global Covid-19 breakout has caused an economic crisis which may result in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities. In addition, businesses have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s operations were carried out in Mexico. Accordingly, the Company’s business, financial condition and results of operations were influenced by the political, economic and legal environment in Mexico and by the general state of that economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)

The Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The effects of this ASU on the Company’s financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Reporting by Segment

No segmental information is required as the Company, during the years ended December 31, 2019 and 2018 only had one segment of business from which it derived revenue, providing physical and virtual payment services in the Mexican Market. This business segment was discontinued on December 31, 2019 and no revenue has been derived from activities in the US market as yet.

k)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2019 and December 31, 2018, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2019 and 2018, the balance did not exceed the federally insured limit.

l)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2019 and 2018.

m)	Investments

The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Non-marketable equity securities that have been remeasured during the period are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities the Company holds. The cost method is used when the Company has a passive, long-term investment that doesn't result in influence over the company. The cost method is used when the investment results in an ownership stake of less than 20%, and there is no substantial influence. Under the cost method, the stock purchased is recorded on a balance sheet as a non-current asset at the historical acquisition/purchase price, and is not modified unless shares are sold, additional shares are purchased or there is evidence of the fair market value of the investment declining below carrying value. Any dividends received are recorded as income.

The Company had no realized or unrealized gains or losses on its non-marketable equity securities and on cumulative net gain or loss in 2019.

n)	Inventory

The Company primarily values inventories at the lower of cost or net realizable value applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory ageing. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

p)	Plant and Equipment

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

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

The Company provides a secure means for end-users to pay for certain services, such as utilities through its kiosks. The Company earns either a fixed per-transaction fee or a fixed percentage of the service sold. The Company acts as a collection agent and recognizes the payment processing fee, net of any value-added taxes collected on behalf of the Mexican Revenue Authorities (with respect to revenue generated prior to the sale of the Mexican operations), when the funds are deposited into the kiosk and the customer has settled his liability or has acquired a prepaid service.

●	Revenue from the sale of kiosks.

The Company imports, assembles and sell kiosks that are used to generate the revenues discussed above. Revenue is recognized on the full value of the kiosks sold, net of any valued added taxation collected on behalf of the Mexican Revenue Authorities (with respect to revenue generated prior to the sale of the Mexican operations), when the customer takes delivery of the kiosk and all the risks and rewards of ownership are passed to the customer.

The Company does not enter into any leasing of kiosks arrangements with customers and the Company does not generate any revenues from merchants who access its terminals as yet.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

t)	Share-Based Payment Arrangements

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

u)	Derivative Liabilities

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

v)	Income Taxes

Prior to December 31, 2019, the Company’s primary operations were based in Mexico and enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2019, and 2018, there have been no interest or penalties incurred on income taxes.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

w)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes translation adjustment and net loss.

x)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Other than the disposal of its subsidiary Qpagos Corporation, including its Mexican operations, the Company has incurred an operating loss since inception resulting in an accumulated deficit of $22,185,031, after realizing a profit on disposal of Qpagos Corporation and the Mexican operations of $971,903, as of December 31, 2019 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its US business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its new US business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has acquired kiosks that it plans to deploy in the US market and establish a payment solutions to certain demographic sectors, thereby generating revenues in the US market with an expected improvement in margins, in addition, the Company intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

4	PROFIT ON DISPOSAL OF SUBSIDIARIES

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corporation, to Vivi Holdings, Inc. (“Vivi”), together with its ownership interest of 99.9% of Qpagos Corporations’ two Mexican entities: QPagos S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. (the “Sale”). The Sale was conducted pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between the Company and Vivi, dated August 5, 2019. The Purchase Agreement contains customary representations, warranties and covenants made by Company and Vivi.

As consideration for the Acquisition, and in accordance with the Purchase Agreement, Vivi issued an aggregate of 2,250,000 fully-paid and non-assessable shares of its common stock (the “Shares”) as follows: 2,047,500 Shares to the Company; 56,250 Shares to the Company’s designee, Mr. Andrey Novikov; 33,750 Shares to the Company’s designee, the Joseph W. & Patricia G. Abrams Family Trust; and 112,500 Shares to the Company’s designee, Mr. Gaston Pereira. In addition, in connection with the closing of the Sale, the Company received an unsecured non-interest bearing promissory note from Qpagos Corporation. relating to refunds of certain Value Added Tax amounts anticipated to be received for tax years 2015 through 2019 (each, a “VAT Refund”) from the Mexican Tax Administration, or the applicable Mexican governmental authority. QPAGOS Corporation. has agreed to diligently file the VAT Refund for tax years 2015 through 2019 and to pay the Company forty-six percent of each VAT Refund received by it, up to $130,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	PROFIT ON DISPOSAL OF SUBSIDIARIES (continued)

The Company no longer has any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

Year ended December 31, 2019

Proceeds on disposal
Shares in Vivi Holdings, Inc.	$1,120,836
Promissory note from Qpagos Corporation	130,000
Kiosks to be transferred to Innovative Payment Solutions	50,000
Gross proceeds	1,300,836

Vivi Holdings, Inc. shares distributed as deal related fees	(100,875)
Deal related expenses	(28,328)
Net proceeds	$1,171,633

Assets disposed of:
Cash	$59,551
Inventory	150,117
Accounts receivable	10,863
Recoverable IVA and tax credits	170,981
Other current assets	186,093
Intangible assets	39,417
Plant and equipment	178,778
Other non-current assets	12,849
808,649
Liabilities assumed by purchaser
Accounts payable and other payables	(355,652)
Notes payable	(43,000)
IVA and other taxes payable	(14,923)
Advances from customers	(195,344)
Net	(608,919)
Net assets sold	$199,730
Net profit realized on disposal	$971,903

5	DISCONTINUED OPERATIONS

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corp to Vivi. The operations of Qpagos Corp and its two Mexican entities; QPagos S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V, which represent substantially all of its assets, are reported as discontinued operations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	DISCONTINUED OPERATIONS (continued)

The following assets and liabilities are reported as discontinued operations:

December 31,
2018
Current Assets
Accounts receivable	$60,523
Inventory	330,632
Recoverable IVA taxes and credits	98,493
Other current assets	169,564
Total current assets	659,212

Non-current assets
Plant and equipment, net	228,103
Intangibles, net	82,417
Investment	3,000
Other assets	10,373
Total non-current assets	323,893

Assets held for sale	$983,105

Current liabilities
Accounts payable	$40,136
ICA and other taxes payable	18,969
Advances from clients	120,909
Liabilities held for sale	$180,014

The statement of operations from discontinued operations is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Net Revenue	$11,480,637	$7,936,273

Cost of Goods Sold	11,525,223	7,867,557

Gross (loss) profit	(44,586)	68,716

General and administrative	953,491	1,513,807
Depreciation and amortization and impairment costs	45,360	65,455
Total Expense	998,851	1,579,262

Loss from Operations	(1,043,437)	(1,510,546)

Other income	6,648	5,934
Foreign currency gain	383,542	107,440
Loss before taxation	(653,247)	(1,397,172)
Taxation	-	-
Loss from discontinued operations, net of taxation	$(653,247)	$(1,397,172)

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6	INVESTMENT

Investment in Vivi Holdings, Inc.

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corp, together with its 99.9% ownership interest of Qpagos Corporations’ two Mexican entities: QPagos S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V, to Vivi.

As consideration for the disposal Vivi issued an aggregate of 2,250,000 Shares of its common stock as follows: 2,047,500 Shares to the Company; 56,250 Shares to the Company’s designee, Mr. Andrey Novikov; 33,750 Shares to the Company’s designee, the Joseph W. & Patricia G. Abrams Family Trust; and 112,500 Shares to the Company’s designee, Mr. Gaston Pereira.

Due to the lack of available information, the Vivi Shares were valued by a modified market method, whereby the value of the assets disposed of were determined by management using the enterprise value of the entire Company less the liabilities and assets retained by the Company.

The shares in Vivi Holdings, Inc., are unlisted as of December 31, 2019.

December 31, 2019

Investment in Vivi Holdings, Inc.	$1,019,961

7	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	December 31, 2019	December 31, 2018

Stanislav Minaychenko	4.0%	June 16, 2020	23,930	-
Maxim Pukhoskiy	4.0%	June 16, 2020	17,683	-
Wakatec OU	4.0%	December 21, 2020	-	-
Alexander Motorin	4.0%	December 23,2020	20,018	-
Andrey Novikov	8.0%	December 9, 2020	-	-
Victoria Akhmetova	15%	January 11, 2020	-	56,044
Boba Management Corporation	10%	December 26, 2020	-	-
	10%	February 22, 2020	-	-
	10%	March 1, 2020	-	-
	10%	March 26, 2020	-	-
	-	April 12, 2020	-	-
	-	May 7, 2020	-	-
	-	May 13,2020	-	-
	-	May 20, 2020	-	-
	-	May 23, 2020	-	-
Global Business Partnership AG	10%	January 14, 2020	-	-
Total loans payable			$61,631	$56,044

Interest expense totaled $7,513 and $6,044 for the year ended December 31, 2019 and 2018, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE (continued)

Stanislav Minaychenko

On December 17,2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Stanislav Minaychenko, the Company issued a promissory note to Mr. Minaychenko in settlement of $23,893 owing to him in terms of a service agreement dated September 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $23,930.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $17,683.

Wakatec OU

On December 21, 2019, the Company issued a promissory note to Waketec OU in settlement of a $93,000 trade payable owing by Qpagos Corporation to Waketec OU. The promissory note bears interest at 4% per annum, is unsecured and matures on December 21, 2020.

On December 23, 2019, in terms of two debt purchase agreements and assignment agreements entered into Wakatec disposed of $30,000 and $20,000 of the promissory note to Vladimir Skigin and Alexander Motorin. The remaining principal outstanding of $43,000 was disposed of in terms of the sale of Qpagos Corporation to Viv Holdings, Inc. (Note 4 above).

Alexander Motorin

On December 23, 2019, in terms of a debt purchase agreement entered into with Waketec OU, Mr. Motorin acquired $20,000 of the promissory note issued to Waketec OU by Qpagos Corporation. On December 23, 2019, the Company entered into a debt settlement agreement whereby the company agreed to the assignment of the debt owed to Mr. Motorin by Qpagos Corporation to the Company in exchange for a new promissory note in the principal amount of $20,000 issued by the Company. The promissory note is unsecured, bears interest at 4% per annum and matures on December 23, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $20,018.

Andrey Novikov

On December 9, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Andrey Novikov, the Company issued a promissory note to Mr. Novikov in settlement of $131,906 of a total debt owing to Mr. Novikov of $156,206 owing to him in terms of a service agreement dated September 1, 2015, the balance remaining as owing to Mr. Novikov by Qpagos Corporation. The promissory note bears interest at 8% per annum, is unsecured and matures on December 9,2020.

On December 11, 2019, Mr. Novikov entered into two debt purchase agreements, whereby he disposed of the promissory note as follows; (i) a portion of the note in the principal amount of $65,953 was sold and assigned to Strategic IR and; (ii) a portion of the note in the principal amount of $65,953 was sold and assigned to Vladimir Skigin, thereby extinguishing the liability owing to Mr. Novikov.

Viktoria Akhmetova

On April 17, 2018, the Company issued a Promissory Note in the aggregate principal amount of $50,000 to Viktoria Akhmetova. The note had a maturity date of September 13, 2018 and a coupon of 18% per annum. The Company had the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On March 19, 2019, the note was extended to January 11, 2020, and the interest rate changed to 15% per annum.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $60,425 and was converted into 974,592 post reverse split shares of common stock on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE (continued)

Boba Management Corporation

●	On February 22, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of February 22, 2020 and a coupon of 10% per annum. The Company had the right to prepay the note without penalty prior to maturity date.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $20,866 and was converted into 336,545 post reverse split shares of common stock on November 18, 2019.

●	On March 1, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 1, 2020 and a coupon of 10% per annum. The Company had the right to prepay the note without penalty prior to maturity date.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $20,827 and was converted into 335,926 post reverse split shares of common stock on November 18, 2019.

●	On March 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation. The note had a maturity date of March 26, 2020 and a coupon of 10% per annum. The Company had the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at September 30, 2019 was $20,690.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $20,690 and was converted into 333,717 post reverse split shares of common stock on November 18, 2019.

●	On September 26, 2019, the Company issued a Promissory Note in the aggregate principal amount of $34,955 to Boba Management Corporation. The note had a maturity date of December 26, 2019 and a coupon of 10% per annum. The Company had the right to prepay the note without penalty prior to maturity date. The balance of the note plus accrued interest at September 30, 2019 was $34,994.

On November 19, 2019, in terms of a debt exchange agreement entered into, Boba Management exchanged principal in the aggregate of $34,955 and interest thereon of $469 into 1,968,014 shares of common stock at a conversion price of $0.04 per share, thereby extinguishing the debt and realizing a loss on exchange of $37,392.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE (continued)

Boba Management Corporation (continued)

On July 15, 2019, the Company entered into Securities Purchase Agreements with Boba Management Corp whereby the following notes totaling $65,000 previously advanced to the Company during the period April 12 to May 23, 2019, was converted into 6,500,000 pre reverse split (650,000 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.01 per share.

●	On April 12, 2019, the Company issued a Promissory Note in the aggregate principal amount of $20,000 to Boba Management Corporation.

●	On May 7, 2019, the Company issued a Promissory Note in the aggregate principal amount of $10,000 to Boba Management Corporation.

●	On May 13, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Boba Management Corporation.

●	On May 20, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Boba Management Corporation.

●	On May 23, 2019, the Company issued a Promissory Note in the aggregate principal amount of $5,000 to Boba Management Corporation.

Global Business Partnership AG

On October 16, 2019, the Company issued a Promissory Note in the aggregate principal amount of $24,980 to Global Business Partners AG. The note had a maturity date of January 14, 2020 and a coupon of 10% per annum. The Company had the right to prepay the note without penalty prior to maturity date.

On November 14, 2019, Global Business Partners entered into a share purchase agreement whereby the principal sum of $24,980 and interest thereon of $198 was settled by the issue of 1,398,803 shares of common stock.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

					Unamortized	December 31, 2019	December 31, 2018
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	8%	April 30, 2019	-	-	-	-	38,645
	8%	September 15, 2019	-	-	-	-	11,869
	12%	November 12, 2020	93,000	1,223	(82,580)	11,643	-
	12%	December 23, 2020	63,000	166	(61,623)	1,543

Labrys Fund, LP	8%	December, 22 2018	-	-	-	-	129,758
	8%	April 25, 2019	-	-	-	-	126,826

JSJ Investments, Inc.	8%	July 26, 2019	-	-	-	-	46,751
	8%	October 8, 2019	-	-	-	-	24,855
	8%	March 29, 2020	-	-	-	-	-

GS Capital Partners, LLC	8%	May 11, 2019	-	-	-	-	41,543
	8%	August 14, 2019	10,000	17,557	-	27,557	61,693
	8%	August 14, 2019	150,000	24,789	-	174,789	53,056
	8%	September 19, 2019	-	-	-	-	14,557
	8%	September 19, 2019	-	-	-	-	10,134
	8%	February 4, 2020	48,000	6,228	(4,985)	49,243	-
	8%	February 4, 2020	-	-	-	-	-

Viktoria Akhmetova	15%	December 8, 2019	-	-	-	-	24,573

Joseph W and Patricia G Abrams	15%	December 10, 2019	-	-	-	-	31,964
	15%	January 27, 2020	-	-	-	-	4,496

Roman Shefer	15%	December 24, 2019	-	-	-	-	12,121

Crown Bridge Partners, LLC	8%	May 14, 2019	-	-	-	-	18,796
	8%	June 12, 2019	-	-	-	-	16,437
	8%	July 26, 2019	-	-		-	12,856
	8%	August 31, 2019	27,500	3,303	-	30,803	9,927
	8%	October 16, 2019	27,500	2,887	-	30,387	6,184

Alex Pereira	8%	November 11, 2019	-	-	-	-	3,189

Delinvest Commercial, LTD	15%	December 16, 2019	-	-	-	-	24,307
	15%	December 26, 2019	-	-	-	-	65,556

BOBA Management Corp	8%	January 23, 2020	-	-	-	-	-
	8%	October 8, 2019	-	-	-	-	-
	8%	July 16, 2020	-	-	-	-	-

Global Consulting Alliance	8%	September 15, 2019	-	-	-	-	-
	8%	May 24, 2020	-	-	-	-	-

Dieter Busenhart	6%	November 12, 2020	-	-	-	-	-
	6%	November 18, 2020	-	-	-	-	-

Odyssey Funding LLC	10%	November 15, 2020	200,000	2,521	(174,863)	27,658	-

Black Ice Advisors, LLC	10%	November 25, 2020	52,500	575	(47,336)	5,739	-
Total convertible notes payable			$671,500	$59,249	$(371,387)	$359,362	$790,093

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Interest expense totaled $188,159 and $196,496 and amortization of debt discount totaled $1,349,071 and $2,023,379 for the year ended December 31, 2019 and 2018, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the year ended December 31, 2019 and 2018 was $882,448 and $2,141,024, respectively.

Power Up Lending Group Ltd

●	On July 20, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group LTD. The note had a maturity date of April 30, 2019 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the average of the lowest three trading bid prices during the previous ten trading days, including the date the notice of conversion is received.

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

●	On November 21, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $83,000 to Power up Lending Group Ltd. The note had a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten trading days.

On May 25, 2019, in terms of a debt purchase agreement entered into with Global Consulting Alliance., the $83,000 convertible note, plus accrued interest thereon of $3,275, was acquired by Global Consulting Alliance for gross proceeds of $86,275 and an additional payment directly to Power Up to settle the penalty interest of $34,510.

●	On November 21, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $93,000 to Power up Lending Group Ltd. The note had a maturity date of November 12, 2020 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest three trading prices during the previous fifteen trading days.

The balance of the note plus accrued interest at December 31, 2019 was $11,643, less unamortized debt discount of $82,580.

●	On December 23, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power up Lending Group Ltd. The note had a maturity date of December 23, 2020 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest three trading prices during the previous fifteen trading days.

The balance of the note plus accrued interest at December 31, 2019 was $1,542, less unamortized debt discount of $61,623.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Labrys Fund, LP

●	On June 22, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to Labrys Fund, LP. The note had a maturity date of December 22, 2018 and a coupon of 8% per annum. The Company had the right to prepay the note without penalty for the first 180 days. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. In December 2018 the maturity date was extended to February 28, 2019.

Between December 26, 2018 and February 13, 2019, the Company received conversion notices converting an aggregate principal amount of $150,000 and interest thereon of $7,116, at an average conversion price of $0.0156 pre reverse stock split ($0.156 post reverse stock split that was effected in November 2019) per share, into 10,070,334 pre reverse split (1,007,034 post reverse split that was effected in November 2019) shares of common stock, thereby extinguishing the note.

●	On October 25, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $300,000 to Labrys Fund LP. The note has a maturity date of April 25, 2019 and a coupon of 8% per annum. In connection with the issuance of the note, the Company was required to issue 825,718 shares of common stock as a commitment fee valued at $165,254. The shares are returnable to the Company if no Event of Default has occurred prior to the date the note is fully repaid. The Company may not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

On April 25, 2019, the Company received conversion notices converting the interest outstanding of $11,967 at a conversion price of $0.0006 per share, into 1,869,979 pre reverse split (186,998 post reverse split that was effected in November 2019) shares of common stock. The note was not repaid and not converted prior to the maturity date, therefore the 825,718 pre reverse split (82,572 post reverse split that was effected in November 2019) commitment share valued at $165,254 were expensed and the interest rate on the convertible note increased to 18%, the default interest rate as provided for in the Promissory Note.

On May 15, 2019, in terms of a debt purchase agreement entered into with Strategic IR, the $300,000 convertible note plus accrued interest thereon of $2,367 was acquired by Strategic IR for gross proceeds of $302,367.

JSJ Investments Inc.

●	On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments, Inc. The note had a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between January 28, 2019 and March 11, 2019, the Company received conversion notices, converting an aggregate principal amount of $100,000 and interest thereon of $4,533, at an average conversion price of $0.0126 pre reverse stock split ($0.126 post reverse stock split that was effected in November 2019) into 8,304,805 pre reverse split (830,481 post reverse split that was effected in November 2019) shares of common stock, thereby extinguishing the convertible note.

●	On October 8, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to JSJ Investments Inc. The note has a maturity date of October 8, 2019 and a coupon of eight percent (8%) per annum. The Company had the right to prepay the note prior to maturity in accordance with penalty provisions set forth in the note. The outstanding principal amount of the note plus interest and any default interest is convertible at any time after the pre-payment date at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between April 17, 2019 and June 3, 2019 the Company received conversion notices, converting an aggregate principal amount of $88,000 and fees thereon of $1,500, at an average conversion price of $0.0583 pre reverse stock split ($0.583 post reverse stock split that was effected in November 2019), into 14,832,564 pre reverse split (1,483,257 post reverse split that was effected in November 2019) shares of common stock.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

JSJ Investments Inc. (continued)

●	On April 2, 2019, the Company received the proceeds of a convertible promissory note issued to JSJ Investments, Inc. on March 29, 2019, with the aggregate principal amount of $75,000. The note had a maturity date of March 29, 2020 and a coupon of 8% per annum. The Company may prepay the note at a premium ranging from 120% to 140% of the principal plus accrued interest. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

On October 3, 2019, the Company received a notice of conversion from JSJ Investments, converting $25,000 into 9,999,200 pre reverse stock split (999,920 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.0025 pre reverse split ($0.025 post reverse split that was effected in November 2019) per share. The Company incurred a loss on conversion of $24,996.

On November 12, 2019, Dieter Busenhart entered into a debt purchase agreement with JSJ Investments, Inc., whereby the remaining balance of the March 29, 2019 convertible note in the aggregate principal amount of $50,000 plus accrued interest thereon of $3,485, was acquired for gross proceeds of $53,485. In addition to this Mr. Busenhart paid additional settlement costs of $20,000 including an early settlement penalty to JSJ Investments, Inc.

GS Capital Partners, LLC

●	On May 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $80,000 to GS Capital Partners, LLC. The note had a maturity date of May 11, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between December 27, 2018 and May 6, 2019, the Company received conversion notices converting an aggregate principal amount of $80,000 and interest thereon of $5,290, at an average conversion price of $0.01055 pre reverse stock split ($0.1055 post reverse stock split that was effected in November 2019) per share, into 8,087,331 pre reverse split (808,733 post reverse split that was effected in November 2019) shares of common stock thereby extinguishing the note.

●	On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note had a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between August 12, 2019 and September 11, 2019, the Company received notices of conversion from GS Capital Partners converting $50,000 of principal and $3,945 of interest into 17,432,265 pre reverse split (1,743,227 post reverse split that was effected in November 2019) shares of common stock at an average conversion price of $0.00309 pre reverse stock split ($0.031 post reverse stock split that was effected in November 2019) per share. The Company incurred a loss on conversion of $56,315.

As of August 14, 2019 the note is in default and accrues interest at the default interest rate of 24% per annum.

On December 30, 2019, the Company repaid the principal sum of $90,000 on the convertible note.

The balance of the note plus accrued interest at December 31, 2019 was $27,557.

●	On September 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The note may not be prepaid. The outstanding principal amount of the note was convertible at any time after the six month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

As of August 14, 2019 the note is in default and accrues interest at the default interest rate of 24% per annum.

The balance of the note plus accrued interest at December 31, 2019 was $174,789.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC (continued)

●	On September 21, 2018, pursuant to a debt purchase agreement entered into with GS Capital Partners LLC, the convertible note issued to Power Up Lending Group LTD on March 26, 2018 of $68,000 plus accrued interest thereon of $2,698 was exchanged for a new note issued to GS Capital Partners LLC, with a principal sum of $70,698 bearing interest at 8% per annum with a maturity date of September 19, 2019. The note may not be prepaid. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between October 9, 2018 and June 11, 2019, the Company received notices of conversion, converting principal of $40,698 and interest of $1,112 into 4,267,152 pre reverse stock split (426,716 post reverse split that was effected in November 2019) shares of common stock at an average conversion price of $0.0098 pre reverse stock split ($0.098 post reverse stock split that was effected in November 2019) per share.

Between July 10, 2019 and July 31, 2019, the Company received notices of conversion from GS Capital Partners, converting $30,000 of capital and $1,983 of interest into 9,936,206 pre reverse stock split (993,621 post reverse stock split that was effected in November 2019) shares of common stock at an average conversion price of $0.00322 pre reverse stock split ($0.032 post reverse split that was effected in November 2019) per share, thereby extinguishing the note. The Company incurred a loss on conversion of $28,009.

●	On September 19, 2018, pursuant to a debt purchase agreement entered into with GS Capital Partners, LLC, the Company issued a convertible promissory note in the aggregate amount of $33,252 for the payment of penalty interest and legal fees associated with the March 26, 2018 Power Up convertible note discussed below. The note has a maturity date of September 19, 2019 and a coupon of 8% per annum. The Company has the right to prepay the note, provided it makes payment of a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 65% of the two lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

●	On February 4, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $96,000 to GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On December 19, 2019, the Company repaid the principal sum of $48,000 on the convertible note.

The balance of the note plus accrued interest at December 31, 2019 was $49,243.

●	On March 4, 2019, the Company funded a back-end Convertible Promissory Note in the aggregate principal amount of $96,000 from GS Capital Partners LLC. The note has a maturity date of February 4, 2020 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On October 21, 2019, West point Partners, LLC entered into a debt purchase agreement with GS Capital Partners, whereby the convertible note in the aggregate principal amount of $96,000 plus accrued interest thereon of $3,745, was acquired for gross proceeds of $99,745. In addition to this West Point Partners, LLC IR paid additional settlement costs of $22,977 including an early settlement penalty to GS Capital Partners.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares was effected on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,321 and was exchanged for 424,540 post reverse split shares of common stock on November 18, 2019.

Joseph W and Patricia G Abrams

●	Effective June 13, 2017, the Company exchanged a note issued to Joseph W and Patricia G Abrams (“Abrams”) with a principal amount of $25,000, together with accrued interest thereon of $1,247, totaling $26,247, for a convertible note, principal amount of $26,247, bearing interest at 12% per annum and matured on December 10, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 10, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 10, 2019, with the interest rate remaining unchanged. The convertible note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $34,239 and was exchanged for 552,250 post reverse split shares of common stock on November 18, 2019.

●	On July 31, 2017, the Company issued a Convertible Promissory Note to Abrams in the aggregate principal amount of $3,753. The note had a maturity date of January 27, 2018 and a coupon of 12% per annum. Pursuant to terms of an agreement entered into with the note holder, the maturity date was extended to January 27, 2019 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to January 27, 2020, with the interest rate remaining unchanged. The Company had the right to prepay the note without penalty. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price of $0.25 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $4,822 and was exchanged for 77,776 post reverse split shares of common stock on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $12,988 and was exchanged for 209,479 post reverse split shares of common stock on November 18, 2019.

Crown Bridge Partners

●	On May 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of May 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

Between January 16, 2019 and February 12, 2019 the Company received conversion notices, converting an aggregate principal amount of $27,500, fees of $1,500 and interest thereon of $1,580, at an average conversion price of $0.0128 pre reverse split ($0.128 post reverse split that was effected in November 2019), into 2,380,300 pre reverse split (238,030 post reverse split that was effected in November 2019) shares of common stock, thereby extinguishing the note.

●	On June 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of June 12, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

Between March 15, 2019 and May 24, 2019, the Company received conversion notices, converting an aggregate principal amount of $27,500, fees thereon of $1,500 and interest thereon of $1,896, at an average conversion price of $0.0043 pre reverse split ($0.043 post reverse split that was effected in November 2019), into 7,146,260 pre reverse split (714,626 post reverse split that was effected in November 2019) shares of common stock, thereby extinguishing the note.

●	On July 26, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of July 26, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

Between June 12,2019 and August 7, 2019, the Company received conversion notices, converting an aggregate principal amount of $18,700, and fees thereon of $1,000, at an average conversion price of $0.0026 pre reverse split ($0.026 post reverse split that was effected in November 2019), into 7,700,000 pre reverse split (770,000 post reverse split that was effected in November 2019) shares of common stock.

On December 16, 2019, the Company received a notice of conversion from Crown Bridge Partners converting $8,800 of principal, fees thereon of $500 and interest of $2,409 into 1,045,457 shares of common stock at a conversion price of $0.011 per share, thereby extinguishing the note. The Company incurred a loss on conversion of $58,336.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Crown Bridge Partners (continued)

●	On August 31, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note had a maturity date of August 31, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note for the first 180 days, subject to a penalty ranging from 10% to 35% of the prepayment, dependent upon the timing of the prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous ten (10) trading days.

As of August 31, 2019 the note is in default and interest accrues at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

The balance of the note plus accrued interest at December 31, 2019 was $30,803.

●	On October 16, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $27,500 to Crown Bridge Partners. The note has a maturity date of October 16, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price during the previous fifteen (15) trading days.

As of October 31, 2019 the note is in default and attracts interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

The balance of the note plus accrued interest at December 31, 2019 was $30,387.

Alex Pereira

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

On May 19, 2019, the Company received a conversion notice, converting an aggregate principal amount of $9,660, at a conversion price of $0.0047 pre reverse split ($0.047 post reverse split that was effected in November 2019), into 2,049,981 pre reverse split (204,999 post reverse split that was effected in November 2019) shares of common stock.

On July 24, 2019, the Company received a notice of conversion from Alex Pereira, converting $10,692 into 3,414,786 pre reverse split (341,479 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.003131 pre reverse split (0.0313 post reverse split that was effected in November 2019) per share, thereby extinguishing the note. The Company incurred a loss on conversion of $9,797.

Delinvest Commercial, LTD.

●	On June 19, 2017, the Company issued Delinvest Commercial LTD. (“Delinvest”) a convertible promissory note in the aggregate principal amount of $20,000. The note bore interest at 12% per annum and matured on December 16, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 16, 2019, with the interest rate remaining unchanged. The note was convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,041 and was exchanged for 420,018 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Delinvest Commercial, LTD. (continued)

●	On June 29, 2017, the Company exchanged a Delinvest note with a principal amount of $50,000, together with accrued interest thereon of $4,123, totaling $54,123, for a convertible note, principal amount of $54,123, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The note was convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $70,249 and were exchanged for 1,133,050 post reverse split shares on November 18, 2019.

BOBA Management Corporation

●	On January 23, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $92,884 to BOBA Management Corporation to assume a Power up Note dated July 20, 2018. The note had a maturity date of January 23, 2020. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days.

On July 30, 2019, the Company received a notice of conversion from Boba Management Corp, converting $96,710 into 32,894,528 pre reverse split (3,289,453 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split that was effected in November 2019) per share. The Company incurred a loss on conversion of $103,947.

●	On July 16, 2019, Boba Management Corp entered into a debt purchase agreement with JSJ Investments, Inc., whereby the remaining balance of the October 8, 2018 convertible note in the aggregate principal amount of $12,000 plus accrued interest thereon of $4,862, was acquired for gross proceeds of $16,862. In addition to this Boba Management Corp paid additional settlement costs of $6,800 including an early settlement penalty to JSJ Investments, Inc.

●	On July 16, 2019, the Company issued Boba Management Corp a Convertible Promissory Note in the aggregate principal amount of $6,800. The note had a maturity date of July 26, 2020 and a coupon of 8% per annum. The Company had the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note was convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On July 30, 2019, the Company received notices of conversion from Boba Management Corp, converting the following: (i) the convertible note acquired from JSJ Investments, Inc. in the aggregate principal amount of $12,000 plus accrued interest thereon of $4,911 into 5,752,981 pre reverse split (575,299 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split that was effected in November 2019) per share; and (ii) the convertible promissory note in the aggregate principal amount of $6,800 plus accrued interest thereon of $19 into 2,319,982 pre reverse split (231,999 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split that was effected in November 2019) per share, thereby extinguishing both notes.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Global Consulting Alliance

●	On May 25, 2019, pursuant to the terms of a debt purchase agreement entered into with Power Up Lending., the $83,000 convertible note dated November 21, 2018, plus accrued interest thereon of $3,275 was acquired by Global Consulting Alliance. The note had a maturity date of September 15, 2019 and a coupon of 8% per annum. The Company may not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $87,565 into 28,823,153 pre reverse split (2,882,216 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.00304 pre reverse split ($0.0304 post reverse split that was effected in November 2019) per share, thereby extinguishing the note. The Company incurred a loss on conversion of $88,256.

●	On May 25, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $34,510 to Global Consulting Alliance for penalty interest and expenses incurred by Global consulting Alliance on assuming the Power up Note dated November 21, 2018. The note had a maturity date of May 24, 2020. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest two trading prices during the previous ten (10) trading days.

On July 30, 2019, the Company received a notice of conversion from Global Consulting Alliance, converting $35,016 into 12,158,241 pre reverse split shares (1,215,825 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.00288 pre reverse split ($0.0288 post reverse split that was effected in November 2019) per share., thereby extinguishing the note. The Company incurred a loss on conversion of $39,150.

Dieter Busenhart

●	On November 12, 2019, Dieter Busenhart entered into a debt purchase agreement with JSJ Investments, Inc., whereby the remaining balance of the March 29, 2019 convertible note in the aggregate principal amount of $50,000 plus accrued interest thereon of $3,485, was acquired for gross proceeds of $53,485. The note had a maturity date of March 29, 2020 and a coupon of 8% per annum. The Company may prepay the note at a premium ranging from 120% to 140% of the principal plus accrued interest. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the lowest three trading prices during the previous ten (10) trading days. On November 18, 2019, the Company and Dieter Busenhart entered into an exchange agreement, replacing the existing note with a new note with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, the Company received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $53,595 into 3,370,725 shares of common stock at a conversion price of $0.159 per share, thereby extinguishing the note. The Company realized a loss on conversion of $71,122.

●	On November 12, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $23,250 to Dieter Busenhart for penalty interest and expenses incurred by him on acquiring the JSJ Investments, Inc. note dated March 29, 2019. The note had a maturity date of November 12, 2020 and bears interest at 6% per annum. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the average three lowest trading prices during the previous ten trading days.

On November 19, 2019, the Company received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $23,273 into 1,463,706 shares of common stock at a conversion price of $0.159 per share, thereby extinguishing the note. The Company realized a loss on conversion of $30,884.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Odyssey Funding, LLC

On November 15, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to Odyssey Funding, LLC. The note had a maturity date of November 15, 2020 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at December 31, 2019 was $27,657, less unamortized debt discount of $174,864.

Black Ice Advisors, LLC

On November 25, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $52,500 to Black Ice Advisors, LLC. The note had a maturity date of November 25, 2020 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at December 31, 2019 was $5,739, less unamortized debt discount of $47,336.

9	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 8 above and note 14 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2019 and 2018, and $1,981,938 and $4,129,793 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2019	Year ended December 31, 2018
Conversion price*	$0.02 to 2.00	$0.20 to 2.50
Risk free interest rate	1.53 to 2.59%	1.78 to 2.81%
Expected life of derivative liability	1 to 12 months	3 to 12 months
Expected volatility of underlying stock	148.5 to 224.3%	169.15 to 230.55%
Expected dividend rate	0%	0%

*	Adjusted for 10 for 1 reverse stock split effective November 1, 2019.

The movement in derivative liability is as follows:

	December 31, 2019	December 31, 2018

Opening balance	$1,833,672	$3,277,621
Derivative financial liability arising from convertible note	1,053,842	2,685,844
Fair value adjustment to derivative liability	(1,981,938)	(4,129,793)
	$905,576	$1,833,672

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 128,902,124 shares of common stock as of December 31, 2019 and 8,883,922 as of December 31, 2018, after giving effect to a 10 for 1 reverse stock split.

On November 1, 2019, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of Company’s common stock at a ratio of 1-for-10 (the “Reverse Stock Split”), effective on November 1, 2019. As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding was automatically combined into one (1) new share of common stock without any further action on the part of the holders, and the number of outstanding shares common stock was reduced from 320,477,867 shares to 32,047,886 shares, after taking into account rounding up for fractional shares.

The following common shares were issued by the Company during the year ended December 31, 2019.

●	In terms of various debt conversion notices received between January 16, 2019 and December 17, 2019, the Company issued an aggregate of 99,106,803 shares of common stock, and in terms of various debt exchange agreements entered into on November 18, 2019, the Company issued an aggregate of 17,641,713 shares of common stock, in settlement of $2,792,648 of convertible notes and $791,857 of loans payable, resulting in a net loss on conversion and exchange of $2,838,599.

●	The Company did not repay a convertible note issued to Labrys Fund, LP prior to the maturity date, which resulted in the returnable commitment shares being retained by Labrys Fund, LP. The 82,572 shares of common stock was expensed as a commitment fee, valued at $165,254 on April 25, 2019.

●	In terms of subscription agreements entered into with investors between August 5, 2019 and November 18, 2019, the Company issued 3,177,015 shares of common stock for gross proceeds of $200,400.

b.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of December 31, 2019 and 2018.

c.	Warrants

A summary of warrant activity during the period January 1, 2018 to December 31, 2019 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2018	852,775	$2.00 to 6.25	$5.10
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2018	852,775	$2.00 to 6.25	$5.10
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2019	852,775	$2.00 to 6.25	$5.10

* Adjusted for 10 for 1 reverse stock split effective November 1, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c.	Warrants (continued)

The warrants outstanding and exercisable at December 31, 2019 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$6.25	621,920	0.75		621,920
$2.00	230,855	0.50		230,855
	852,775	0.68	$5.10	852,775	$5.10	0.68

*	Adjusted for 10 for 1 reverse stock split effective November 1, 2019.

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2019 and 2018, respectively.

d.	Stock options

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

No options or restricted shares were granted for the year ended December 31, 2019.

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

On November 1, 2019m, the 100,000 stock options issued to Gaston Pereira expired as they were not exercised within three months of his resignation.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

d.	Stock options (continued)

The fair value of the options issued were valued using a Black Scholes option pricing model using the following assumptions:

Year ended December 31, 2018

Calculated stock price	$0.04
Risk-free interest rate	2.77%
Expected life of warrants (in years)	10
Expected volatility of the underlying stock	174.91%
Expected dividend rate	0%

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

A summary of option activity during the period January 1, 2018 to December 31, 2019 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2018	200,000	$0,40	$0,40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2018	200,000	0.40	0.40
Granted	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Exercised	-	-	-
Outstanding December 31, 2019	100,000	$0.40	$0.40

*	Adjusted for 10 for 1 reverse stock split effective November 1, 2019.

The options outstanding and exercisable at December 31, 2019 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
0.40	100,000	9.00	$0.40	100,000	$0.4	9.00

*	Adjusted for 10 for 1 reverse stock split effective November 1, 2019.

The options outstanding have an intrinsic value of $0 and $0 as of December 31, 2019 and 2018, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	INCOME TAXES

The Company’s primary operations were based in Mexico and currently enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Federal Corporate Income Tax (“CIT”) - Mexico

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

Provisions to recognize the effects of inflation for tax purposes in the areas of monetary assets and liabilities (annual monetary adjustment) and depreciable assets are provided in the Mexican Income Tax Law, even though recent inflation rates have been stable at low levels

Federal Income Tax - United States

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2019 and 2018, there have been no interest or penalties incurred on income taxes.

The provision for income taxes consists of the following:

	Year ended December 31, 2019	Year ended December 31, 2018

Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	INCOME TAXES (continued)

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Continuing operations
Tax expense at the federal statutory rate	$(850,030)	$(1,141,370)
State tax expense, net of federal tax effect	-	-
Effect of foreign operations	-	27,713
Effect of income tax rate change	-	-
Permanent timing differences	772,183	(147,563)
Temporary timing differences	27,299	8,271
	(50,548)	(1,252,950)
Deferred income tax asset valuation allowance	50,548	1,252,950
	$-	$-
Discontinued operations
Tax expense at the federal statutory rate	$66,918	$(1,141,370)
State tax expense, net of federal tax effect	-	-
Effect of foreign operations	(27,739)	27,713
Effect of income tax rate change	-	-
Permanent timing differences	(1,834,306)	(147,563)
Temporary timing differences	63,004	8,271
	(1,732,123)	(1,252,950)
Deferred income tax asset valuation allowance	1,732,123	1,252,950
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2019	December 31, 2018
Depreciation and amortization	$-	$12,618
Other	27,299	(15,412)
Net operating losses	3,936,879	3,750,027
Valuation allowance	(3,964,178)	(3,747,233)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2019 and December 31, 2018 was $3,964,178 and $3,747,233, respectively. The net change in the deferred income tax assets valuation allowance was an increase of 216,946 after reducing prior year tax loss carry forwards by $(313,050) upon assessment, increasing the deferred tax asset by $63,004 for current year temporary timing differences and by reducing the deferred tax asset by $(1,315,240) for the disposal of Qpagos Corporation and the Mexican operations, effective December 31, 2019.

As of December 31, 2019, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

Estimated net operating loss carry-forwards of Innovative Payment Solutions of $18,747,044 begin to expire in 2034 through 2040. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the United States Federal operating loss carry-forwards may be subject to an annual limitation if pursuant to IRC Section 382/383 of the Internal Revenue Code of 1986, as amended, if a change of ownership has occurred. Management has not determined if an ownership change has occurred under IRC Section 382/383, but is evaluating, if such change has occurred. If such change has occurred it is also possible that the loss carryforward could be eliminated.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2019	Year ended December 31, 2018

Incentive stock awards	$-	52,175
Stock issued for services rendered	162,254	34,739
	$162,254	$86,914

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2019 and 2018 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31, 2019 (Shares)	Year ended December 31, 2018 (Shares)

Convertible debt	28,557,283	7,791,195
Stock options	100,000	200,000
Warrants to purchase shares of common stock	852,775	852,775
	29,510,058	8,843,970

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

Gaston Pereira

On December 27, 2018, the company granted Mr. Pereira ten year options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.40 per share. These options expired on November 1, 2019, three months after his resignation

Andrey Novikov

On December 27, 2018, the company granted Mr. Novikov ten year options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.40 per share.

James Fuller

On June 29, 2018, the Company granted Mr. Fuller 12,000 shares of restricted common stock in terms of the Stock Incentive Plan.

On December 27, 2018, the Company granted Mr. Fuller 7,000 shares of restricted common stock in terms of the stock incentive plan.

LOANS PAYABLE

Description	Interest Rate	Maturity Date	December 31, 2019	December 31, 2018

Vladimir Skigin	18%	January 11, 2020	-	55,474
	4%	December 12,2020	30,026	-
	8%	December 9, 2020	-	-
	36%	On Demand	-	81,316

Strategic IR	10%	February 10, 2020	$-	$177,159
		November 17, 2019	-	-
	10%	December 10, 2019	-	-
	10%	December 25, 2019	-	-
		January 9, 2020	-	-
		January 13, 2020	-	-

Loans payable - Related parties			$30,026	$313,949

Interest expense amounted to $24,771 and $14,141 for the years ended December 31, 2019 and 2018, respectively.

Vladimir Skigin

Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

●	Promissory note

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

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $59,810 and was converted into 964,670 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

LOANS PAYABLE (continued)

Vladimir Skigin (continued)

●	Promissory note

On December 23, 2019, in terms of a debt purchase agreement entered into with Waketec OU, Mr. Skigin acquired $30,000 of the promissory note issued to Waketec OU by Qpagos Corporation. On December 23, 2019, the Company entered into a debt settlement agreement whereby the company agreed to the assignment of the debt owed to Mr. Skigin by Qpagos Corporation to the Company in exchange for a new promissory note in the principal amount of $30,000 issued by the Company. The promissory note is unsecured, bears interest at 4% per annum and matures on December 23, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $30,026.

●	Promissory note

On December 11, 2019, Mr. Skigin purchased a portion of a note issued to Andrey Novikov by Qpagos Corporation in the principal amount of $65,953. On December 17, 2019, the company entered into a debt settlement with Mr. Skigin whereby the Note was assigned from Qpagos Corporation to the Company and was simultaneously settled by the issue of 2,231,768 shares of common stock at an issue price of $0.03 per share, thereby extinguishing the note. A loss on settlement of $67,953 was realized.

●	Equipment funding

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

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $74,662, after the interest was adjusted to $19,366 and was converted into 1,204,234 post reverse split shares on November 18, 2019.

Strategic IR

Strategic IR is considered to be a related party as its shareholding is approximately 24.0%.

●	Strategic IR advanced the Company $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum. The note had a maturity date of February 10, 2019. On March 18, 2019 the note was extended to February 10, 2020, and the interest rate was changed to 15%.

On July 30, 2019, the holders of loans payable by the Company, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $196,307 and was converted into 3,166,240 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

LOANS PAYABLE (continued)

Strategic IR

On November 15, 2019, the Company entered into Securities Purchase Agreements with Strategic IR whereby the following notes totaling $79,500 previously advanced to the Company during the period August 19, 2019 to October 15, 2019, was converted into 4,486,750 shares of common stock at a conversion price of $0.037 per share, thereby extinguishing the notes and realizing a loss on conversion of $85,248.

●	On August 19, 2019, the Company issued a Promissory Note in the aggregate principal amount of $15,000 to Strategic IR. The note has a maturity date of November 17, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

●	On September 10, 2019, the Company issued a Promissory Note in the aggregate principal amount of $37,500 to Strategic IR. The note has a maturity date of December 10, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

●	On September 25, 2019, the Company issued a Promissory Note in the aggregate principal amount of $2,000 to Strategic IR. The note has a maturity date of December 25, 2019 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

●	On October 11, 2019, the Company issued a Promissory Note in the aggregate principal amount of $3,000 to Strategic IR. The note has a maturity date of January 9, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

●	On October 15, 2019, the Company issued a Promissory Note in the aggregate principal amount of $22,000 to Strategic IR. The note has a maturity date of January 13, 2020 and a coupon of ten percent per annum. The Company has the right to prepay the note without penalty prior to maturity date.

CONVERTIBLE NOTES PAYABLE

Description	Interest rate	Maturity Date	Principal	Accrued interest	Unamortized debt discount	December 31, 2019 Balance, net	December 31, 2018 Balance, net

Strategic IR	18%	April 25, 2019	-	-	-	-	-
	15%	December 8, 2019	-	-	-	-	12,193
	15%	December 8, 2019	-	-	-	-	24,573
	15%	December 26, 2019	-	-	-	-	65,091
	15%	December 26, 2019	-	-	-	-	139,940
	8%	September 19, 2019	-	-	-	-	-
	6%	July 17,2020	-	-	-	-	-

Cobbolo Limited	15%	December 26, 2019	-	-	-	-	64,726
	15%	December 26, 2019	-	-	-	-	64,146

Gibbs International Holdings	15%	On demand	-	-	-	-	63,798
	8%	August 31, 2019	-	-	-	-	155,345

Bellridge Capital LP	18%	April 25, 2019	-	-	-	-	-

West Point Partners, LLC	8%	September 3, 2020	-	-	-	-	-
	6%	November 18, 2020	-	-	-	-	-
	8%	October 21, 2020	-	-	-	-	-

Total convertible notes payable			$-	$-	$-	$-	$589,812

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Interest expense amounted to $58,732 and $67,101 for the years ended December 31, 2019 and 2018, respectively. The amortization of debt discount amounted to $343,039 and $614,277 for the years ended December 31, 2019 and 2018, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the year ended December 31, 2019 and 2018 was $141,591and $544,819, respectively.

Strategic IR

●	On May 15, 2019, pursuant to the terms of a debt purchase agreement entered into with Labrys Fund LP. the $300,000 convertible promissory note issued on October 25, 2018, with a maturity date of April 25, 2019 and an original coupon of 8% per annum, was acquired by Strategic IR for gross proceeds of $302,367, including accrued interest thereon.

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

On July 30, 2019, the Company received a notice of conversion from Strategic IR, converting $108,882 of the April 25, 2018 convertible note acquired from Labrys Fund LP, into 37,034,605 pre reverse split (3,703,461 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split that was effected in November 2019) per share.

On November 18, 2019, the Company and Strategic IR entered into an exchange agreement, replacing the remaining balance of the May 15, 2019 convertible note purchased from Labrys Fund LP, 2019, including interest thereon with a new note in the aggregate principal amount of $159,123 with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, in terms of a conversion notice received, the Company received a conversion notice converting the aggregate principal sum of $159,123 and interest thereon into 10,007,882 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $211,166.

●	On June 11, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $13,060 and was converted into 210,645 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

●	On June 11, 2017, the Company exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,321 and was converted into 424,540 post reverse split shares on November 18, 2019.

●	On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $50,000, together with accrued interest thereon of $3,740, totaling $53,740, for a convertible note, principal amount of $53,740, bearing interest at 12% per annum which matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $69,751 and was converted into 1,125,020 post reverse split shares on November 18, 2019.

●	On June 29, 2017, the Company exchanged a note issued to Strategic with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $149,958 and was converted into 2,418,674 post reverse split shares on November 18, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Strategic IR (continued)

●	On July 17, 2019, Strategic IR entered into a debt purchase agreement with GS Capital Partners, whereby the remaining balance of the September 19, 2019 convertible note in the aggregate principal amount of $33,252 plus accrued interest thereon of $2,165, was acquired for gross proceeds of $35,417. In addition to this strategic IR paid additional settlement costs of $14,583 including an early settlement penalty to GS Capital Partners.

As of September 19, 2019, the note is in default and earns interest at the default interest rate.

On November 18, 2019, the Company and Strategic IR entered into an exchange agreement, replacing the balance of the July 15, 2019 convertible note purchased from GS Capital Partners, including interest thereon with a new note in the aggregate principal amount of $37,224 with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, in terms of a conversion notice received, the Company received a conversion notice converting the aggregate principal sum of $37,224 into 2,386,181 shares of common stock at a conversion price of $0.0156 per share, thereby extinguishing the note and realizing a loss on conversion of $51,064.

●	On July 17, 2019, the Company issued Strategic IR a Convertible Promissory Note in the aggregate principal amount of $14,583. The note had a maturity date of July 17, 2020 and a coupon of 6% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 19, 2019, in terms of a conversion notice received, the Company received a conversion notice converting the aggregate principal sum of $14,583, including interest thereon of $297 into 935,887 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $19,747.

●	On December 11, 2019, Strategic IR purchased a portion of a note issued to Andrey Novikov by Qpagos Corporation in the principal amount of $65,953. On December 17, 2019, the company entered into a debt settlement with Strategic IR whereby the Note was assigned from Qpagos Corporation to the Company and was simultaneously settled by the issue of 2,231,768 shares of common stock at an issue price of $0.03 per share, thereby extinguishing the note. A loss on settlement of $67,953 was realized.

Vladimir Skigin

Vladimir Skigin is the principal and has control over Cobbolo Limited and has also personally advanced the Company funds.

Cobbolo Limited

●	On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $3,438, totaling $53,438, for a convertible note, principal amount of $53,438, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Vladimir Skigin (continued)

●	On June 29, 2017, the Company exchanged a note issued to Cobbolo Limited with a principal amount of $50,000, together with accrued interest thereon of $2,959, totaling $52,959, for a convertible note, principal amount of $52,959, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. The note is convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $68,738 and was converted into 1,108,674 post-reverse split shares on November 18, 2019.

Gibbs International Holdings

Gibbs International Holdings is considered to be a related party as its shareholding is approximately 14.4%.

●	Effective June 19, 2017, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum. The note was past its maturity date which maturity date has not been extended as yet, and thereby; (i) became immediately due and payable; (ii) can only be amended with the written consent of the holder; and (iii) may be sold, assigned or transferred by the holder without the Company’s consent. The note is currently recorded under current liabilities. The note was convertible into common shares of the Company at a conversion price of $0.20 per share.

On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with the Company, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. The Company did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019.

The balance of the note as of July 30, 2019, plus accrued interest thereon was $68,350 and were exchanged for 1,102,412 post reverse split shares on November 18, 2019.

●	Effective August 20, 2018, the Company exchanged a note issued to Gibbs International Holdings with a principal amount of $294,620, together with accrued interest thereon of $111,115, totaling $405,735, for a convertible note, principal amount of $405,735, with a coupon of 8% per annum and maturing on August 31, 2019. The Company had the right to prepay the note within 180 days without penalties. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

As of August 31, 2019 the note is in default and the note provided for the payment of a penalty of 10% of the principal outstanding, amounting to $40,573.

On December 4, 2019, the Company received conversion notices converting the principal sum of $405,735, a once off penalty of $40,573 and interest thereon of $54,529 into 21,000,000 shares of common stock at a conversion price of $0.0238 thereby extinguishing the note. A loss on conversion of $528,162 was realized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	RELATED PARTY TRANSACTIONS (continued)

CONVERTIBLE NOTES PAYABLE (continued)

Bellridge Capital LP

Bellridge Capital LP is considered to be a related party as its shareholding is approximately 10.5%.

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

On November 19, 2019, the Company received a notice of conversion from Bellridge Capital LP converting the principal sum of $200,000 and interest thereon of $21,568 into 13,935,112 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note. The Company incurred a loss on conversion of $294,031.

West Point Partners, LLC

●	On September 3, 2019, the Company issued West Point Partners, LLC a Convertible Promissory Note in the aggregate principal amount of $26,527. The note had a maturity date of September 3, 2020 and a coupon of 8% per annum. The Company has the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of the Company’s common stock at a conversion price equal to 60% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 19, 2019, the Company received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $26,968 into 1,812,390 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. The Company realized a loss on conversion of $40,090.

●	On October 21, 2019, West point Partners, LLC entered into a debt purchase agreement with GS Capital Partners, whereby the convertible note in the aggregate principal amount of $96,000 plus accrued interest thereon of $3,745, was acquired for gross proceeds of $99,745. On November 18, 2019, the Company and West Point Partners, LLC entered into an exchange agreement, replacing the existing note with a new note with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, the Company received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $102,039 into 6,857,446 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. The Company realized a loss on conversion of $151,687.

●	On October 21, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $22,977 to West Point Partners, LLC for penalty interest and expenses incurred by West Point Partners LLC on acquiring the GS Capital Partners note dated March 4, 2019. The note had a maturity date of October 21, 2020 and bears interest at 8% per annum. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest two trading prices during the previous ten trading days.

On November 19, 2019, the Company received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $23,118 into 1,553,621 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. The Company realized a loss on conversion of $34,366.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	COMMITMENTS AND CONTINGENCIES

The Company operates out of sub-let premises in Calabasas, California. The sub-lease is on a month to month basis at $4,000 per month.

The discontinued operations of the Company operates from an office facility in Mexico. The office is leased under a three (3) year non-cancellable operating lease, which ended on December 16, 2019.

16	SUBSEQUENT EVENTS

COVID-19 Outbreak

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

Debt exchanges

On January 7, 2020, the Company entered into a debt exchange agreement whereby the aggregate principal sum of $20,000 plus accrued interest of $33 was exchanged for 1,001,644 shares of common stock at an issue price of $0.02 per share, realizing a loss on exchange of $20,033.

On January 7, 2020, the Company entered into a debt exchange agreement whereby the aggregate principal sum of $30,000 plus accrued interest of $49 was exchanged for 1,502,466 shares of common stock at an issue price of $0.02 per share, realizing a loss on exchange of $30,049.

Convertible note funding

On January 13, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Odyssey Funding, LLC. The note had a maturity date of January 13, 2021 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 125% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

On January 22, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $43,000 to Power Up Lending Group Ltd. The note had a maturity date of January 22, 2021 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price during the previous fifteen trading days.

On February 5, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to Adar Alef, LLC. The note had a maturity date of February 5, 2021 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

On February 24, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,750 to LG Capital Funding LLC. The note had a maturity date of February 24, 2021 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	SUBSEQUENT EVENTS (continued)

Share subscriptions

On February 20, 2020, the Company entered into a Securities Purchase Agreement whereby 1,000,000 shares of common stock and 1,000,000 three year warrants, exercisable at $0.05 per share were sold to an investor for gross proceeds of $25,000.

On March 16, 2020, the Company entered into a Securities Purchase Agreement whereby 400,000 shares of common stock were sold to an investor for gross proceeds of $8,000.

Debt Conversions

Om January 28, 2020, the Company received a conversion notice from Global Consulting Alliance, converting an aggregate amount of $27,741, at a conversion price of $0.02449 into 1,132,764 shares of common stock, thereby extinguishing the note.

On March 11, 2020, the Company received a conversion notice, converting an aggregate principal amount of $7,586.40 and fees thereon of $500, at a conversion price of $0.01444 into 560,000 shares of common stock.

Shares issued for services

On January 30, 2020, the Company entered into a Corporate Brand Consulting Agreement with Ludlow Business Services, Inc. whereby the consultant agreed to provide corporate consulting, development of strategies, corporate awareness, business plans and advising on interactions with investment professionals, for a consideration of $7,500 per month and 535,714 shares of common stock amounting to $30,000, at the average closing price of the common stock ten days prior to the execution of the agreement.

On March 19, 2020, the Company issued 2,000,000 shares of common stock to a director for directors fees valued at $88,000.

On April 4, 2020, the Company issued 282,146 shares to Andrey Novikov as compensation in terms of an employment agreement entered into with Mr. Novikov in December 2019.

Other than disclosed above, the Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

William Corbett	60	Chief Executive Officer, Interim Chief Financial Officer and Director
Andrey Novikov	48	Chief Operating Officer, Secretary and Director
James Fuller	80	Director

The following information pertains to the members of our Board and executive officers, their principal occupations and other public Company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

William Corbett, Chief Executive Officer, Interim Chief Financial Officer and Director

On August 6, 2019, William Corbett was appointed as the Chief Executive Officer and a director of the Company.

William Corbett has over thirty years of Wall Street experience. Starting with Bear Stearns in the mid-eighties he became a managing director responsible for managing over 50 brokers and subsequently he was hired by Lehman Brothers where he was one of the top producers in the 1990’s. In 1995, he co-founded and became CEO of The Shemano Group, a San Francisco investment banking boutique, which developed into one of the leading banks for funding small cap companies. He pioneered the PIPE industry (Private Investment in Public Equities) perennially leading the country in monies raised by investment banking firms in micro-cap companies. The firm was also responsible for bringing companies public through IPO’s reverse mergers, and a leading underwriter for secondaries, raising billions for companies over 20 years. Over the last five years, Mr. Corbett was a managing director at Paulson Investment Co. from October 2013 until October 2016, responsible for West Coast investment banking activities. He also has served as CEO of DPL a lending company, and a wholly owned subsidiary of DPW Holdings, Inc., from October of 2016 until present.

Mr. Corbett’s financial experience on Wall Street, specifically with micro-cap companies, we believe provide him with the attributes that make him a valuable member of the Company’s Board of Directors.

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

In addition, our Code of Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Conduct and Ethics by another. Our Code of Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Innovative Payment Solutions, 4768 Park Granada, Suite 200, Calabasas, California, 91302.  A copy of our Code of Conduct and Ethics can be found at http://ir.innovatgivepaysolve.com/code-of-conduct-and-ethics.

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

Leadership Structure

The chairman of our Board of Directors and Chief Executive Officer positions are currently the same person, Mr. Corbett. Our Bylaws do not require our Board of Directors to separate the roles of chairman and chief executive officer but provides our Board of Directors with the flexibility to determine whether the two roles should be combined or separated based upon our needs.  Our Board of Directors believes the combination of the chairman and the chief executive officer roles is the appropriate structure for our company at this time. Our Board of Directors believes the current leadership structure serves as an aid in the Board of Directors’ oversight of management and it provides us with sound corporate governance practices in the management of our business.

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

Director Independence

Although our Common Stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market. The Board has determined that James Fuller is “independent” in accordance with such definition and that neither Mr. Corbett nor Mr. Novikov are independent.

Delinquent Section 16 reports

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, except for the late filing of a Form 3 by William Corbett, upon appointment as a director and Chief Executive Officer and a late filing of a Form 4 by Jimmy I. Gibbs regarding an issuance of common stock and a warrant to Gibbs International, Inc. and to Gibbs Investment Holdings, Inc. , we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2019.

Item 11. Executive Compensation

Executive Compensation

The following table summarizes all compensation earned in each of IPSI (formerly QPAGOS), Qpagos Corporation and its subsidiaries during its last two fiscal years ended December 31, 2019 and 2018 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of IPSI as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards			All other comp.		Total

William Corbett, Chief Executive Officer and Interim Chief Financial Officer(1)	2019 2018	$49,091 -	- -	- -	$	- -		$2,750 -	(a)	$51,841 -

Gaston Pereira	2019	$125,000	-	-		$-		$1,981	(b)	$126,981
Chief Executive Officer and Chief Financial Officer(2)	2018	240,000	-	-		39,803	(c)	6,810	(e)	286,613

Andrey Novikov	2019	$126,100	-	-		$-		$7,671	(f)	$133,771
Chief Operating Officer(3)	2018	180,000	-	-		39,803	(d)	13,215	(g)	233,018

(a)	Consists of healthcare related expenses for the benefit of Mr. Corbett.
(b)	Consists of certain professional fees paid on behalf of Mr. Pereira
(c)	Mr. Pereira was granted options exercisable over 1,000,000 shares of common stock on December 27, 2018, these options vested immediately and were valued using a Black Scholes option pricing model.
(d)	Mr. Novikov was granted options exercisable over 1,000,000 shares of common stock on December 27, 2018, these options vested immediately and were valued using a Black Scholes option pricing model.
(e)	Consists of home leave expenses of $6,810.

(f)	Consists of home leave expenses of $7,671

(g)	Consists of home leave expenses of $13.215.

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019.
(2)	Mr. Pereira resigned as Director, President, Chief Executive Officer and Interim Chief Financial Officer on August 1, 2019. Prior to August 6, 2019, he served as the President, Chief Executive Officer and Treasurer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in November 2013.

(3)	Mr. Novikov has served as our Chief Operating Officer and a director of Qpagos Corporation and has served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electronicos S.A.P.I. de C.V. since their incorporation in Mexico in April 2014.

Agreements with Named Executive Officers

We do not have a written employment agreement with Mr. Corbett. His current salary was determined verbally with the board of directors.

On December 3, 2019, we entered into a one-year employment agreement with Mr. Novikov to serve as our Chief Technology Officer and Secretary (the “Employment Agreement”) pursuant to which Mr. Novikov will be entitled to receive an annual salary at a rate of US$8,000.00 per month, payable US$5,000.00 in cash in accordance with the regular payroll practices of the Company and US$3,000.00 in Common Stock (based on then current fair market value of the Common Stock on the date of grant as determined by our board of directors. Mr. Novikov is also be eligible to earn an annual performance bonus up to fifty percent (50%) of the base salary based upon the Board’s assessment of his performance and attainment of targeted goals as set by the board of directors in its sole discretion. The Employment Agreement provides for a severance payments in the event of employment termination by us without Cause (as defined in the Agreement), by Mr. Novikov for Good Reason (as defined in the Agreement), due to Disability (as defined in the Agreement) or death, in certain circumstances (such as upon termination without Cause or for Good Reason) equal to the continuation of the payment of Mr. Novikov’s base salary until the last day of the employment term. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Novikov.

On May 18, 2015, Qpagos Corporation entered into a three-year employment agreement with Andrey Novikov to serve as its Chief Operating Officer and Secretary, which term was extended for an additional effective as of May 1, 2019. During the term of the employment agreement, Mr. Novikov received an annual base salary of not less than $180,000, which base salary was reduced to $108,000 effective May 1, 2019, and he was entitled to an annual performance cash bonus targeted at up to 50% of his base salary, in the discretion of the Board of Directors. Mr. Novikov was issued 720,000 shares of Qpagos Corporation common stock that vest on the one-year anniversary of the date of issuance which were exchanged in the Merger for 1,440,000 shares of our common stock. Mr. Novikov was generally entitled to receive all other benefits provided to other employees, including health and disability insurance. He also receives a housing allowance of approximately $2,000 a month. The agreement also provides for a one-time payment of moving expenses up to $15,000. The Employment Agreement also provided for a severance payments in the event of employment termination by us without Cause (as defined in the Agreement), by Mr. Novikov for Good Reason (as defined in the Agreement), due to Disability (as defined in the Agreement) or death, in certain circumstances (such as upon termination without Cause or for Good Reason) equal to the continuation of the payment of Mr. Novikov’s base salary until the last day of the employment term. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Novikov.

On June 12, 2019 we amended our employment agreement with Gaston Pereira, our then Chief Executive Officer, originally entered into on May 1, 2015 (the “Pereira Agreement”) to extend its term by an additional one-year period and to lower Mr. Pereira’s salary to $180,000 from $240,000. . The Pereira Agreement terminated on August 1, 2019 when he resigned as our Chief Executive Officer, President and Interim Chief Financial Officer. The changes in salary were effective as of May 1, 2019. On May 18, 2015, we entered into a three-year employment agreement with Gaston Pereira to serve as our Chief Executive Officer, President and Treasurer. During the term of the Pereira Employment Agreement, Mr. Pereira received an annual base salary of not less than $240,000 and was entitled to an annual performance cash bonus targeted at up to 50% of his base salary, in the discretion of the Board of Directors. Mr. Pereira was issued 1,440,000 shares of Qpagos Corporation common stock that vest on the one-year anniversary of the date of issuance which were exchanged in the Merger for 2,880,000 shares of our common stock. Mr. Pereira was also generally entitled to receive all other benefits provided to other employees, including health and disability insurance. He also received a housing allowance of $1,800 a month. The agreement also provided for a one-time payment of moving expenses up to $25,000 and $10,000 of reimbursement of fees of a tax attorney for professional services regarding legal advice in connection with the employment agreement. The Pereira Agreement provides for a severance payments in the event of employment termination by us without Cause (as defined in the Agreement), by Mr. Pereira for Good Reason (as defined in the Pereira Agreement), due to Disability (as defined in the Pereira Agreement) or death, in certain circumstances (such as upon termination without Cause or for Good Reason) equal to the continuation of the payment of Mr. Pereira’s base salary until the last day of the employment term. The Pereira Agreement also includes confidentiality obligations and inventions assignments by Mr. Pereira.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2019:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS (1)					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*	Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested

Andrey Novikov	100,000	-	-	$0.40	12/27/2028	-	$-	-	-

*	Adjusted for 10 for 1 reverse stock split effective November 1, 2019.

Director Compensation

The executive directors were not paid any fees for their service as directors; however, each of Messrs. Pereira, Novikov and Corbett received compensation for service as officers of Innovative Payment Solutions, Inc and Qpagos Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 7, 2020 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

The address of each beneficial owner is 4768 Park Granada, Suite 200, Calabasas, CA, 9130.

We have based our calculations of the percentage of beneficial ownership on 137,316,858 shares of our common stock. We have deemed shares of our common stock subject to warrants that are currently exercisable within 60 days of May 7, 2020 to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned

William Corbett (Chief Executive Officer)	-		-

Gaston Pereira (Former Chief Executive Officer)	288,000	(1)	**

Andrey Novikov (Chief Operating Officer)	526,146	(2)	**

James Fuller (Director)	2,019,000	(3)	1.5%

Strategic IR	31,976,074	(4)	23.0%

Gibbs International	19,614,391	(5)	14.1%

Bellridge Capital	13,935,112	(6)	10.0%

Vladimir Skigin	8,930,111	(7)	6.4%

West Point Partners	7,223,457	(8)	5.2%

All officers and directors as a group (4 persons)	2,833,146		2.0%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.

**	Less than 1%

(1)	Consists of 288,000 shares of common stock.
(2)	Consists of 144,000 shares of common stock and options exercisable over 100,000 shares of common stock of which all are vested.
(3)	Consists of 2,019,000 shares of common stock.
(4)	Consists of 31,876,353 shares of common stock and warrants exercisable for 99,721 shares of common stock
(5)	Based on a Schedule 13G filed by Gibb International, Inc. on January 31, 2020 Gibbs International, Inc. holds 19,467,891 shares of common stock and warrants exercisable for 40,000 shares of common stock and Gibbs Investment Holdings, LLC of which Jimmy I. Gibbs is an equity holder holds 106,500 shares of common stock. The address of Gibbs International, Inc. is 4768 Park Granada, Suite 200, Calabasas, Ca. 91302. Jimmy Gibbs is an officer, director and sole shareholder of Gibbs International, Inc.
(6)	Consists of 13,935,112 shares of common stock
(7)	Consists of 6,649,526 shares of common stock registered to Mr. Skigin, and 2,227,385 held by Cobbolo Limited. Mr. Skigin is the principal of Cobbolo Limited and the address is P.O. Box 146, Road Town, Tortola, British Virgin Islands, also consists of warrants exercisable over 53,200 shares of common stock registered to Cobbolo Limited.
(8)	Consists of 7,223,457 shares of common stock

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2018 for us and our subsidiaries or any proposed transaction, in which we and our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

Gaston Pereira

On December 27, 2018, we granted Mr. Pereira ten year options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.40 per share. These options expired on November 1, 2019, three months after his resignation.

On December 31, 2019, in terms of the SPA Agreement entered into with Vivi Holdings, 112,500 shares in Vivi Holdings were allocated to Mr. Pereira as compensation for facilitating the disposal of Qpagos Corporation and our Mexican operations.

Andrey Novikov

On December 27, 2018, we granted Mr. Novikov ten year options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.40 per share.

On December 31, 2019, in terms of the SPA Agreement entered into with Vivi Holdings, 56,250 shares in Vivi Holdings were allocated to Mr. Pereira as compensation for facilitating the disposal of Qpagos Corporation and our Mexican operations.

James Fuller

On June 29, 2018, we granted Mr. Fuller 12,000 shares of restricted common stock in terms of the Stock Incentive Plan.

On December 27, 2018, we granted Mr. Fuller 7,000 shares of restricted common stock in terms of the stock incentive plan.

Strategic IR

Strategic IR advanced us $168,000 between January 16 and June 15, 2018. This loan was formalized into a written note on October 13, 2018 and bears interest at the rate of 10% per annum. The note had a maturity date of February 10, 2019. On March 18, 2019 the note was extended to February 10, 2020, and the interest rate was changed to 15%. On July 30, 2019, the holders of loans payable by us, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $7196,307 and was converted into 3,166,240 post reverse split shares on November 18, 2019.

On November 15, 2019, we entered into Securities Purchase Agreements with Strategic IR whereby the following notes totaling $79,500 previously advanced to us during the period August 19, 2019 to October 15, 2019, was converted into 4,486,750 shares of common stock at a conversion price of $0.037 per share, thereby extinguishing the notes and realizing a loss on conversion of $85,248.

●	On August 19, 2019, we issued a Promissory Note in the aggregate principal amount of $15,000 to Strategic IR. The note has a maturity date of November 17, 2019 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date.

●	On September 10, 2019, we issued a Promissory Note in the aggregate principal amount of $37,500 to Strategic IR. The note has a maturity date of December 10, 2019 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date.

●	On September 25, 2019, we issued a Promissory Note in the aggregate principal amount of $2,000 to Strategic IR. The note has a maturity date of December 25, 2019 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date.

●	On October 11, 2019, we issued a Promissory Note in the aggregate principal amount of $3,000 to Strategic IR. The note has a maturity date of January 9, 2020 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date.

●	On October 15, 2019, we issued a Promissory Note in the aggregate principal amount of $22,000 to Strategic IR. The note has a maturity date of January 13, 2020 and a coupon of ten percent per annum. We had the right to prepay the note without penalty prior to maturity date.

On May 15, 2019, pursuant to the terms of a debt purchase agreement entered into with Labrys Fund LP. the $300,000 convertible promissory note issued on October 25, 2018, with a maturity date of April 25, 2019 and an original coupon of 8% per annum, was acquired by Strategic IR for gross proceeds of $302,367, including accrued interest thereon. The Convertible note earns interest at 18% per annum, the default interest rate in terms of the Promissory note. The terms of the convertible note include a provision for an automatic note penalty of 50% of the note outstanding if the note is in default. Strategic IR enforced this term resulting in an increase in the principal outstanding in terms of the note of $150,000. On June 19, 2019, pursuant to the terms of a debt purchase agreement entered into with Bellridge Capital LP, Strategic IR transferred and assigned the aggregate principal sum of $200,000 plus accrued interest thereon of $3,124, of the Convertible note acquired from Labrys Fund LP. On July 30, 2019, the Company received a notice of conversion from Strategic IR, converting $108,882 of the April 25, 2018 convertible note acquired from Labrys Fund LP, into 37,034,605 pre reverse split (3,703,461 post reverse split that was effected in November 2019) shares of common stock at a conversion price of $0.003 pre reverse split ($0.03 post reverse split that was effected in November 2019) per share. On November 18, 2019, we and Strategic IR entered into an exchange agreement, replacing the existing note with a new note with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum. On November 19, 2019, in terms of a conversion notice received, we received a conversion notice converting the aggregate principal sum of $150,000 and interest thereon of $9,125 into 10,007,882 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $211,166.

On June 11, 2017, we issued a convertible promissory note in the aggregate principal amount of $10,000 to Strategic IR (“Strategic”). The note bears interest at 12% per annum and matured on December 16, 2017. Pursuant to the terms of an agreement entered into with the note holder, the maturity date of the note was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged. On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with us, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $13,060 and was converted into 210,645 post reverse split shares on November 18, 2019.

On June 11, 2017, we exchanged a note issued to Viktoria Akhmetova, with a principal amount of $20,000, together with accrued interest thereon of $164, totaling $20,164, for a convertible note, principal amount of $20,164, bearing interest at 12% per annum and matured on December 8, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 8, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 8, 2019, with the interest rate remaining unchanged. On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with us, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $26,321 and was converted into 424,540 post reverse split shares on November 18, 2019.

On June 29, 2017, we exchanged a note issued to Strategic with a principal amount of $50,000, together with accrued interest thereon of $3,740, totaling $53,740, for a convertible note, principal amount of $53,740, bearing interest at 12% per annum which matured on December 26, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with us, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $69,751 and was converted into 1,125,020 post reverse split shares on November 18, 2019.

On June 29, 2017, we exchanged a note issued to Strategic with a principal amount of $110,000, together with accrued interest thereon of $5,535, totaling $115,535, for a convertible note, principal amount of $115,535, bearing interest at 12% per annum and matured on December 26, 2017. Pursuant to the terms of an agreement entered into with the note holder the maturity date was extended to December 26, 2018 and the interest rate was increased to 15% per annum. On February 21, 2019 the maturity date was extended to December 26, 2019, with the interest rate remaining unchanged. On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with us, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. we did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $149,958 and was converted into 2,418,674 post reverse split shares on November 18, 2019.

On July 17, 2019, Strategic IR entered into a debt purchase agreement with GS Capital Partners, whereby the remaining balance of the September 19, 2019 convertible note in the aggregate principal amount of $33,252 plus accrued interest thereon of $2,165, was acquired for gross proceeds of $35,417. In addition to this strategic IR paid additional settlement costs of $14,583 including an early settlement penalty to GS Capital Partners. As of September 19, 2019, the note is in default and earns interest at the default interest rate. On November 18, 2019, we and Strategic IR entered into an exchange agreement, replacing the existing note with a new note with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum. On November 19, 2019, we received a conversion notice converting the aggregate principal sum of $37,224 into 2,386,181 shares of common stock at a conversion price of $0.0156 per share, thereby extinguishing the note and realizing a loss on conversion of $51,064.

On July 17, 2019, we issued Strategic IR a Convertible Promissory Note in the aggregate principal amount of $14,583. The note had a maturity date of July 17, 2020 and a coupon of 6% per annum. We had the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of our common stock at a conversion price equal to 60% of the average of the lowest three trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. On November 19, 2019, we received a conversion notice converting the aggregate principal sum of $14,583, including interest thereon of $297 into 935,887 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note and realizing a loss on conversion of $19,747.

Gibbs International Holdings

Effective June 19, 2017, we exchanged a note issued to Gibbs International Holdings with a principal amount of $50,000, together with accrued interest thereon of $2,494, totaling $52,494, for a convertible note, principal amount of $52,494, bearing interest at 12% per annum and matured on December 16, 2017. In terms of an agreement entered into with the note holder, the maturity date was extended to December 16, 2018 and the interest rate was increased to 15% per annum.  The note was past its maturity date which maturity date has not been extended as yet, and thereby; (i) became immediately due and payable; (ii) can only be amended with the written consent of the holder; and (iii) may be sold, assigned or transferred by the holder without our consent. The note was convertible into our common shares at a conversion price of $0.20 per share. On July 30, 2019, the holders of convertible notes with a $0.20 fixed price conversion feature, entered into debt exchange agreements with us, whereby the aggregate principal amount of the convertible notes, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $68,350 and were exchanged for 1,102,412 post reverse split shares on November 18, 2019.

Effective August 20, 2018, we exchanged a note issued to Gibbs International Holdings with a principal amount of $294,620, together with accrued interest thereon of $111,115, totaling $405,735, for a convertible note, principal amount of $405,735, with a coupon of 8% per annum and maturing on August 31, 2019. We had the right to prepay the note within 180 days without penalties. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into our shares of common stock at a conversion price equal to 60% of the three lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received. As of August 31, 2019 the note is in default and the note provided for the payment of a penalty of 10% of the principal outstanding, amounting to $40,573. On December 4, 2019, we received conversion notices converting the principal sum of $405,735, a once off penalty of $40,573 and interest thereon of $54,529 into 21,000,000 shares of common stock at a conversion price of $0.0238 thereby extinguishing the note. A loss on conversion of $528,162 was realized.

Bellridge Capital LP

On June 19, 2019, in terms of a debt purchase agreement entered into with Strategic IR, Bellridge Capital LP acquired an aggregate principal amount of $200,000 plus accrued interest thereon of $3,124 off the $300,000 convertible promissory note originally issued on October 25, 2018, to Labrys Fund LP, with a maturity date of April 25, 2019 and an original coupon of 8% per annum. The Convertible note accrues interest at 18% per annum, the default interest rate in terms of the original Promissory note. On November 19, 2019, we received a notice of conversion from Bellridge Capital LP converting the principal sum of $200,000 and interest thereon of $21,568 into 13,935,112 shares of common stock at a conversion price of $0.0159 per share, thereby extinguishing the note. The Company incurred a loss on conversion of $294,031.

Vladimir Skigin

On April 17, 2018, we issued a Promissory Note in the aggregate principal amount of $49,491 to Vladimir Skigin. The note had a maturity date of September 13, 2018 and a coupon of eighteen percent per annum. We had the right to prepay the note without penalty prior to maturity date. On September 13, 2018, the maturity date of the note was extended to January 11, 2019. On February 21, 2019 the maturity date was extended to September 13, 2019, with the interest rate changed to 15%. On July 30, 2019, the holders of loans payable by us, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $59,810 and was converted into 964,670 post reverse split shares on November 18, 2019.

On December 23, 2019, in terms of a debt purchase agreement entered into with Waketec OU, Mr. Skigin acquired $30,000 of the promissory note issued to Waketec OU by Qpagos Corporation. On December 23, 2019, we entered into a debt settlement agreement whereby we agreed to the assignment of the debt owed to Mr. Skigin by Qpagos Corporation to us in exchange for a new promissory note in the principal amount of $30,000 issued by us. The promissory note is unsecured, bears interest at 4% per annum and matures on December 23, 2020. The balance of the promissory note, including interest thereon at December 31, 2019 is $30,026.

On December 11, 2019, Mr. Skigin purchased a portion of a note issued to Andrey Novikov by Qpagos Corporation in the principal amount of $65,953. On December 17, 2019, we entered into a debt settlement with Mr. Skigin whereby the Note was assigned from Qpagos Corporation to us and was simultaneously settled by the issue of 2,231,768 shares of common stock at an issue price of $0.03 per share, thereby extinguishing the note. A loss on settlement of $67,953 was realized.

We entered into an agreement with Gibbs, whereby the importation of kiosks and accessories was arranged and funded by Gibbs, Skigin funded a portion of the kiosks and accessories purchased under the same terms and conditions of the agreement entered into with Gibbs. Pursuant to the terms of the agreement, a 5% margin has been added to the cost of the kiosks and accessories purchased and to the liability outstanding. The amount was due on November 1, 2017. On July 30, 2019, the holders of loans payable by us, entered into debt exchange agreements, whereby the aggregate principal amount of the loans payable, together with accrued interest thereon until July 30, 2019 were exchanged for shares of common stock at an exchange price of $0.0063 pre reverse split ($0.063 post reverse split that was effected in November 2019) per share. We did not have sufficient unissued shares to effect the exchange until the reverse stock split of 10:1 shares came into effect on November 1, 2019. The balance of the note as of July 30, 2019, plus accrued interest thereon was $74,662, after the interest was adjusted to $19,366 and was converted into 1,204,234 post reverse split shares on November 18, 2019.

West Point Partners, LLC

On September 3, 2019, we issued West Point Partners, LLC a Convertible Promissory Note in the aggregate principal amount of $26,527. The note had a maturity date of September 3, 2020 and a coupon of 8% per annum. We have the right to prepay the note provided it makes a prepayment penalty as set forth in the note. The outstanding principal amount of the note is convertible at any time into shares of our common stock at a conversion price equal to 60% of the average of the lowest two trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

On November 19, 2019, we received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $26,968 into 1,812,390 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. We realized a loss on conversion of $40,090.

On October 21, 2019, West point Partners, LLC entered into a debt purchase agreement with GS Capital Partners, whereby the convertible note in the aggregate principal amount of $96,000 plus accrued interest thereon of $3,745, was acquired for gross proceeds of $99,745. On November 18, 2019, we and West Point Partners, LLC entered into an exchange agreement, replacing the existing note with a new note with a maturity date of November 18, 2020, removing the conversion limitation of ownership of 9.99% and reducing the interest rate to 6% per annum.

On November 19, 2019, we received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $102,039 into 6,857,446 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. We realized a loss on conversion of $151,687.

On October 21, 2019, we issued a Convertible Promissory Note in the aggregate principal amount of $22,977 to West Point Partners, LLC for penalty interest and expenses incurred by West Point Partners LLC on acquiring the GS Capital Partners note dated March 4, 2019. The note had a maturity date of October 21, 2020 and bears interest at 8% per annum. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of our common stock at a conversion price equal to 62% of the lowest two trading prices during the previous ten trading days.

On November 19, 2019, we received a notice of conversion converting the aggregate principal amount of the note outstanding, including interest thereon, totaling $23,118 into 1,553,621 shares of common stock at a conversion price of $0.149 per share, thereby extinguishing the note. We realized a loss on conversion of $34,366.

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

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2019 and 2018 by our auditors:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Audit fees and expenses	$140,000	$118,668
Taxation preparation fees	-	-
Audit related fees	-	-
Other fees	-	-
	$140,000	$118,668

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2019, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2019 and 2018

3.	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

4.	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

Item 16. Form 10-K Summary

Not applicable

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant (Name Change) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Change to the Articles of Incorporation of the Registrant (Reverse) (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on November 4, 2019)
4.1	Form of Warrants issued to Investors (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.2	Form of Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
4.3	Form of Amendment to Warrant issued to Placement Agent and its designees (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
4.4	Note in the principal amount of $77,000 issued December 28, 2016 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
4.5	Note in the principal amount of $105,000 issued January 27, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
4.6	Note in the principal amount of $200,000 issued February 6, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 13, 2017)
4.7	Note in the principal amount of $53,000 issued February 21, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
4.8	Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 15, 2017)
4.9	Note in the principal amount of $100,000 issued March 9, 2017 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 1, 2017)
4.10	Note in the principal amount of $50,000 issued October 20, 2016 (Incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.11	Note in the principal amount of $50,000 issued October 21, 2016 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.12	Note in the principal amount of $50,000 issued October 31, 2016 (Incorporated by reference to Exhibit 4.12 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.13	Note in the principal amount of $50,000 issued February 19, 2017 (Incorporated by reference to Exhibit 4.13 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)

4.14	Note in the principal amount of $50,000 issued March 1, 2017 (Incorporated by reference to Exhibit 4.14 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.15	Extension Agreement dated May 19, 2017 (Incorporated by reference to Exhibit 4.15 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.16	Extension Agreement dated May 30, 2017 ((Incorporated by reference to Exhibit 4.16 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018))
4.17	Note in the principal amount of $20,000 issued June 19, 2017 (Incorporated by reference to Exhibit 4.17 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.18	Note in the principal amount of $52,493.59 issued June 19, 2017 (Incorporated by reference to Exhibit 4.18 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.19	Warrant issued to Gibbs International, Inc. issued June 19, 2017 (Incorporated by reference to Exhibit 4.19 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.20	Note in the principal amount of $53,438.36 issued June 29, 2017 (Incorporated by reference to Exhibit 4.20 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.21	Warrant issued to Cobbolo Limited dated June 29, 2017 (Incorporated by reference to Exhibit 4.21 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.22	Note in the principal amount of $54,123.29 issued June 29, 2017 (Incorporated by reference to Exhibit 4.22 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.23	Warrant issued to Delinvest Commercial Ltd issued June 29, 2017 (Incorporated by reference to Exhibit 4.23 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
4.24	8% Promissory Note between the Company and Andrey Novikov dated December 9, 2019 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 11, 2019)
10.1	Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.2	Additional Agreement No. 1 to Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated November 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.3†	Employment Agreement Gaston Pereira (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.4†	Employment Agreement Andrey Novikov (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.5	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.6	Placement Agent Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.8	Consulting Agreement between Qpagos Corporation and Yogipay Corporation dated February 11, 2016 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.9	Consulting Agreement between Qpagos Corporation and Eurosa Inc. dated February 11, 2016 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.10	Form of Exchange Agreement (Incorporated by reference to Exhibit 10 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.11	Share Purchase Agreement between Panatrade Business Limited (QPAGOS S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.12	Share Purchase Agreement between Panatrade Business Limited (Redpag Electronicos S.A.P.I.) and QPAGOS Corporation dated August 27, 2015 (Incorporated by reference to Exhibit 12 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.13	Consulting Agreement between Panatrade Business Limited and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 13 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)

10.14	Consulting Agreement between Delinvest Commercial Ltd. and QPAGOS Corporation dated October 29, 2015 (Incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.15	Consulting Agreement between Sergey Rumyantsev and QPAGOS Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 15 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 22, 2016)
10.16	Securities Purchase Agreement dated December 28, 2016 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on December 29, 2016)
10.17	Securities Purchase Agreement dated January 27, 2017 between the Registrant and Labrys Fund, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on February 1, 2017)
10.18	Securities Purchase Agreement dated February 21, 2017 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on March 1, 2017)
10.19	Securities Purchase Agreement dated August 25, 2017 between the Registrant and Power Up Lending Group Ltd (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 1, 2017)
10.20	Securities Purchase Agreement dated June 19, 2017 between Registrant and Gibbs International Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.21	Securities Purchase Agreement dated June 29, 2017 between Registrant and Delinvest Commercial Ltd. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.22	Securities Purchase Agreement dated July 29, 2017 between Registrant and Cobbolo Limited (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.23	Securities Purchase Agreement dated July 29, 2017 between Registrant and Delinvest Commercial Ltd (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
10.24	Amendment, dated April 30, 2018, to Employment Agreement, by and between QPAGOS Corporation and Gaston Pereira (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on May 2, 2018)
10.25	Amendment, dated April 30, 2018, to Employment Agreement, by and between QPAGOS Corporation and Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on May 2, 2018)
10.26	Agreement to Organize and Operate a Joint Venture, dated June 14, 2018, by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 14, 2018)
10.27	Amendment, dated June 29, 2018, to Agreement to Organize and Operate a Joint Venture by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2018)
10.28	Amendment, dated July 16, 2018, to Agreement to Organize and Operate a Joint Venture by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2018)
10.29	Extension of Agreement to Organize and Operate a Joint Venture dated August 17, 2018 by and among the Company, Digital Power Lending, LLC and Innovative Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 24, 2018)
10.30	Amendment to Employment Agreement by and between the Company and Gaston Pereira (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 17, 2019)
10.31	Amendment To Employment Agreement By And Between The Company And Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 17, 2019)
10.32	Stock Purchase Agreement Between the QPAGOS and Vivi Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 8, 2019)
10.33	Employment Agreement By And Between The Company And Andrey Novikov (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on December 6, 2019)

10.34	Partial Settlement of Outstanding Balance Between the Company and Andrey Novikov (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on December 11, 2019)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
23.1	Consent of RBSM LLP.**
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission April 17, 2018)
31.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **
32.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith

†	Indicates management contract or compensatory plan

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Signature	Title	Date

/s/ William Corbett	Chief Executive Officer	May 13, 2020
William Corbett	(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2020	By:	/s/ William Corbett
Chief Executive Officer, President, Interim Chief Financial Officer and Director

Date: May 13, 2020	By:	/s/ Andrey Novikov
Chief Operating Officer and Director

Date: May 13, 2020	By:	/s/ James Fuller
Director