Form 10-Q
period 2020-03-31
Innovative Payment Solutions, Inc.
filed 2020-07-02
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-192877

INNOVATIVE PAYMENT SOLUTIONS, INC

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19355 Business Center Drive., #9 Northridge, CA	91324
Address of Principal Executive Offices	Zip Code

(818) 864-8404

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of June 29, 2020 was 157,529,712.

INNOVATIVE PAYMENT SOLUTIONS, INC.

On May15,  2020 (the “Original Due Date”), Innovative Payment Solutions, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465)

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the virtual payments industry. This has, in turn, impacted the Company’s ability to complete its preparation of its financial statement for the quarter ended March 31, 2020 and file this Quarterly Report by the Original Due Date.

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its books and records necessary to prepare the Company’s financial statements to be included in the Quarterly Report.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Innovative Payment Solutions, Inc” (“IPSI”),” the “Company,” “we,” “us” and “our” refer to IPSI.

INNOVATIVE PAYMENT SOLUTIONS, INC.

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

TABLE OF CONTENTS

March 31, 2020

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)

Current Assets
Cash	$705	$2,979
Other current assets	10,964	55,059
Total Current Assets	11,669	58,038

Non-current assets
Investment	509,980	1,019,961
Plant and equipment	50,000	-
Right of use asset	82,259	-
Security deposit	4,000	-
Total non-current assets	646,239	1,019,961
Total Assets	$657,908	$1,077,999

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$317,003	$314,523
Loans payable	21,921	61,631
Loans payable - Related parties	-	30,026
Convertible debt, net of unamortized discount of $538,060 and $371,387, respectively	457,072	359,362
Operating lease liability	40,958
Derivative liability	1,099,705	905,576
Total Current Liabilities	1,936,659	1,671,118

Non-current liabilities
Operating lease liability	41,301	-
Total Liabilities	1,977,960	1,671,118

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 157,529,712 and 128,902,124 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	15,753	12,890
Additional paid-in-capital	22,247,289	21,579,022
Accumulated deficit	(23,583,094)	(22,185,031)
Total Stockholders’ Deficit	(1,320,052)	(593,119)
Total Liabilities and Stockholders’ Deficit	$657,908	$1,077,999

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	654,899	156,758
Total Expense	654,899	156,758

Loss from Operations	(654,899)	(156,758)

Investment impairment charge	(509,981)
Loss on debt conversion	(70,807)	(367,704)
Loss on settlement of liabilities	(50,082)	-
Interest expense	(54,337)	(90,091)
Amortization of debt discount	(160,078)	(541,146)
Derivative liability movements	102,121	542,525
Foreign currency gain	-	18
Loss before Income Taxes from continuing operations	(1,398,063)	(613,156)
Income Taxes	-	-

Net loss from continuing operations	(1,398,063)	(613,156)
Loss from discontinued operations, net of income taxes	-	(253,687)

Net loss	$(1,398,063)	$(866,843)
Basic and Diluted loss per share*
Loss per share from continuing operations*	$(0.01)	$(0.06)
Loss per share from discontinued operations*	-	(0.03)
	$(0.01)	$(0.09)
Weighted Average Number of Shares Outstanding -
Basic and diluted*	152,922,870	10,007,073
Other Comprehensive gain (loss)
Foreign currency translation adjustment	-	10,019

Total Comprehensive loss	$(1,398,063)	$(856,824)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

(formerly QPAGOS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Conversion of debt to equity	-	-	2,504,110	250	99,914	-	-	100,164
Settlement of liabilities	-	-	1,692,764	169	105,966	-	-	106,135
Shares issued for services	-	-	535,714	54	29,946	-	-	30,000
Share subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	22,495,000	2,250	399,581	-	-	401,831
Net loss	-	-	-	-	-	(1,398,063)	-	(1,398,063)
Balance as of March 31, 2020	-	$-	157,529,712	$15,753	$22,247,289	$(23,583,094)	$-	$(1,320,052)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2018	-	$-	8,883,952	$888	$14,865,765	$(18,455,925)	$380,907	$(3,208,365)
Conversion of debt to equity	-	-	2,437,616	244	677,719	-	-	677,963
Translation adjustment	-	-	-	-	-	-	10,019	10,019
Net loss	-	-	-	-	-	(866,843)	-	(866,843)
Balance as of March 31, 2019	-	$-	11,321,568	$1,132	$15,543,484	$(19,322,768)	$390,926	$(3,387,226)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,398,063)	$(866,843)
Less: net loss from discontinued operations	-	253,687
Net loss from continuing operations	(1,398,063)	(613,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(102,121)	(542,525)
Amortization of debt discount	160,078	541,612
Investment impairment charge	509,981
Loss on conversion of debt to equity	70,807	367,704
Loss on settlement of liabilities	50,082	-
Convertible notes issued for services	-	4,423
Shares issued for services	30,000	-
Stock based compensation	401,831	-
Amortization of right of use asset	4,482
Changes in Assets and Liabilities
Other current assets	47,595	7,575
Accounts payable and accrued expenses	(5,021)	6,212
Operating lease liabilities	(4,482)
Interest accruals	21,307	78,846
Cash used in operating activities – continuing operations	(213,524)	(149,309)
Cash used in operating activities – discontinued operations	-	(105,100)
CASH USED IN OPERATING ACTIVITIES	(213,524)	(254,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment purchased	(50,000)	-
Net cash used in investing activities – continuing operations	(50,000)	-
Net cash provided by investing activities – discontinued operations	-	4,166
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES	(50,000)	4,166

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	33,000	-
Proceeds from loans payable	-	60,000
Repayment of loans payable	(20,000)	-
Repayment of convertible notes	(48,000)	-
Proceeds from short term notes and convertible notes	296,250	192,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,250	252,000

Effect of exchange rate changes on cash and cash equivalents	-	(914)

NET (DECREASE) INCREASE IN CASH	(2,274)	843
CASH AT BEGINNING OF PERIOD	2,979	71,294
CASH AT END OF PERIOD	$705	$72,137

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Recognition of right of use lease	$86,741	-
Conversion of convertible debt to equity	$100,164	$677,963
Settlement of liabilities with equity	$106,135	-

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

On May 12, 2016, Innovative Payment Solutions, Inc. (formerly known as QPAGOS and Asiya Pearls, Inc.), a Nevada corporation (“IPSI” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of IPSI (“Merger Sub”).  Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of IPSI common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, IPSI assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 6,219,200 pre reverse split (621,920 post reverse split that was effected in November 2019) shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current IPSI stockholder of 5,000,000 pre reverse split (500,000 post reverse split that was effected in November 2019) shares of Common Stock agreed to return to IPSI 4,975,000 pre reverse split (497,500 post reverse split that was effected in November 2019) shares of Common Stock held by such holder to IPSI and the then-current IPSI stockholder retained an aggregate of 25,000 pre reverse split (2,500 post reverse split that was effected in November 2019) shares of Common Stock and the other stockholders of IPSI retained 5,000,000 pre reverse split (500,000 post reverse split that was effected in November 2019) shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 49,929,000 pre reverse split (4,992,900 post reverse split that was effected in November 2019) shares of IPSI common stock which represented approximately 91% of the outstanding Common Stock.

The Merger was treated as a reverse acquisition of IPSI, a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while IPSI was treated as the acquired entity for accounting and financial reporting purposes.

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

Subsequent to the merger of Qpagos Corporation into IPSI and until the divestiture of Qpagos Corporation, our focus was only the operations of Qpagos Corporation in Mexico. Our current focus is on providing physical and virtual payment services to the United States market, leveraging the knowledge we obtained from the operations of Qpagos Corporation. On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag in terms of a Stock Purchase Agreement entered into with Vivi Holdings, Inc on August 5, 2019, in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. Innovative Payment Solutions no longer has any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

Qpagos Corporation, through its subsidiaries Qpagos S.A.P.I de C.V. (“Qpagos”) and Redpag Electronicos S.A.P.I de C.V. (“Redpag”), provided physical and virtual payment services to the Mexican market. Qpagos Corporation provided an integrated network of kiosks, terminals and payment channels that enabled consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. Qpagos helped consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments. For example, Qpagos licensed technology can be used to pay bills, add minutes to mobile phones, purchase transportation and tickets, shop online or at a retail store, buy digital services or send money to a friend or relative.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2019, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company. In the prior year the financial statements included the Company and its wholly owned subsidiary and its indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Entity	Percentage owned	Country	Disposed of

Innovative Payment Solutions, Inc	-	USA	-
Qpagos Corporation	100%	USA	December 31, 2019
Qpagos, S.A.P.I de C.V.	99.996%	Mexico	December 31, 2019
Redpag Electrónicos, S.A.P.I. de C.V	99.990%	Mexico	December 31, 2019

c)	Mexican Operations

The financial statements of the Company’s discontinued Mexican operations in the prior period are measured using local currencies as their functional currencies.

The Company translated the assets and liabilities of its discontinued Mexican subsidiaries at the exchange rates in effect at the period end and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss). All sales were to customers are in Mexico.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to; the estimated useful lives for plant and equipment, investment valuation, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

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

The carrying amounts reported in the balance sheets for cash, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short-term convertible notes and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Risks and Uncertainties

The Company’s operations will be subject to significant risk and uncertainties including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The recent global Covid-19 breakout has caused an economic crisis which may result in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities. In addition, businesses have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2020 and December 31, 2019, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2020 and December 31, 2019, the balance did not exceed the federally insured limit.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

j)	Investments

The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Non-marketable equity securities that have been remeasured during the period are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities the Company holds. The cost method is used when the Company has a passive, long-term investment that doesn’t result in influence over the company. The cost method is used when the investment results in an ownership stake of less than 20%, and there is no substantial influence. Under the cost method, the stock purchased is recorded on a balance sheet as a non-current asset at the historical acquisition/purchase price, and is not modified unless shares are sold, additional shares are purchased or there is evidence of the fair market value of the investment declining below carrying value. Any dividends received are recorded as income.

The Company recorded an impairment charge of $509,981 on its non-marketable equity securities for the three months ended March 31, 2020. The impairment charge was based on management’s determination that there is a 50% probability that Vivi Holdings will be able to fulfill its capital raising requirements and implement its business strategy. In addition the technology and applications that Vivi have developed are operational in Mexico, Brazil and the USA.

k)	Plant and Equipment

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

l)	Long-Term Assets

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Revenue Recognition

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

The Company had the following sources of revenue which is recognized on the basis described below.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

n)	Share-Based Payment Arrangements

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

o)	Derivative Liabilities

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

p)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred an operating loss since inception resulting in an accumulated deficit of $23,583,094 as of March 31, 2020 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its US business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its new US business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has acquired kiosks that it plans to deploy in the US market and establish a payment solution to certain demographic sectors, thereby generating revenues in the US market with an expected improvement in margins, in addition, the Company intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

4	DISCONTINUED OPERATIONS

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

The statement of operations from discontinued operations is as follows:

Three months ended
March 31,
2019

Net Revenue	$1,236,202

Cost of Goods Sold	1,224,184

Gross profit	12,018

General and administrative	255,555
Depreciation and amortization and impairment costs	11,960
Total Expense	267,515

Loss from Operations	(255,497)

Other income	7,031
Foreign currency loss	(5,221)
Loss before taxation	(253,687)
Taxation	-
Loss from discontinued operations, net of taxation	$(253,687)

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INVESTMENT

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

As of March 31, 2020, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $509,981 based on Vivi’s indicated timeline for its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic.

The shares in Vivi Holdings, Inc., are unlisted as of March 31, 2020.

	March 31, 2020	December 31, 2019

Investment in Vivi Holdings, Inc.	$509,980	$1,019,961

6	LEASES

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

The Company entered into a real property lease for office and warehouse space located at 19355 Business Center Drive in Northridge California, Los Angeles County. The lease commenced on February 15, 2020 and expires on February 28, 2022, monthly rental expense is $3,945 per month with no escalations during the term of the lease.

The initial value of the right-of-use asset was $86,741 and the operating lease liability was $86,741. The Company monitors for events or changes in circumstances that require a reassessment of our lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset unless doing so would reduce the carrying amount of the right-of-use asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative right-of-use asset balance is recorded as a loss in the statement of operations.

Discount Rate

To determine the present value of minimum future lease payments for operating leases at February 15, 2020, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the 5 year ARM interest rate at the time of entering into the agreement and compared that rate to the Company’s weighted average cost of funding at the time of entering into the operating lease. The Company determined that 10.00% was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	LEASES (continued)

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

March 31, 2020

Non-current assets
Right of use assets, operating leases, net of amortization	$82,259

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Three months ended March 31, 2020

Operating lease expense	$5,918

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2020	$35,505
2021	47,340
2022	7,890
90,735
Imputed interest	(8,476)
Total operating lease liability	$82,259

Disclosed as:
Current portion	$40,958
Non-current portion	41,301
$82,259

Other lease information:

Three months ended March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,945)

Remaining lease term – operating lease	23 months

Discount rate – operating lease	10.0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	December 31, 2019	December 31, 2019

Stanislav Minaychenko	4.0%	June 16, 2020	14,111	23,930
Maxim Pukhoskiy	4.0%	June 16, 2020	7,810	17,683
Alexander Motorin	4.0%	December 23,2020	-	20,018
Total loans payable			$21,921	$61,631

Interest expense totaled $323 and $7,559 for the three months ended March 31, 2020, respectively.

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

During the three months ended March 31, 2020, the Company repaid an aggregate principal amount of $10,000.

On July 1, 2020, the Company entered into an extension agreement with Stanislav Minaychenko, extending the maturity date to September 16, 2020.

The balance of the promissory note, including interest thereon at March 31, 2020 is $14,111.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the three months ended March 31, 2020, the Company repaid an aggregate principal amount of $10,000.

The note is currently in default as we were unable to pay the outstanding balance by June 16, 2020. The note has no default penalties and we anticipate repaying the note as soon as we have sufficient funds.

The balance of the promissory note, including interest thereon at March 31, 2020 is $7,810.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

					Unamortized	March 31, 2020	December 31, 2019
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	12%	November 12, 2020	93,000	4,005	(58,874)	38,131	11,643
	12%	December 23, 2020	63,000	2,051	(45,959)	19,092	1,543
	12%	January 22, 2021	43,000	975	(34,893)	9,082	-

GS Capital Partners, LLC	8%	August 14, 2019	-	-	-	-	27,557
	8%	August 14, 2019	150,000	33,764	-	183,764	174,789
	8%	February 4, 2020	-	-	-	-	49,243

Crown Bridge Partners, LLC	8%	August 31, 2019	19,914	4,076	-	23,990	30,803
	8%	October 16, 2019	27,500	3,710	-	31,210	30,387

Odyssey Funding LLC	10%	November 15, 2020	200,000	7,507	(125,137)	82,370	27,658
	10%	January 13, 2020	100,000	2,137	(78,689)	23,448	-

Black Ice Advisors, LLC	10%	November 25, 2020	52,500	1,884	(34,283)	20,101	5,739

Adar Alef, LLC	10%	February 5, 2021	105,000	1,582	(89,221)	17,361	-

LG Capital Funding LLC	10%	February 24, 2021	78,750	777	(71,004)	8,523

Total convertible notes payable			$932,664	$62,468	$(538,060)	$457,072	$359,362

Interest expense totaled $53,991 and $71,347 and amortization of debt discount totaled $160,078 and $541,611 for the three months ended March 31, 2020 and 2019, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended March 31, 2020 and 2019 was $326,750 and $284,884, respectively.

Power Up Lending Group Ltd

●	On November 21, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $93,000 to Power up Lending Group Ltd. The note has a maturity date of November 12, 2020 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest three trading prices during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $38,141, after unamortized debt discount of $58,874.

●	On December 23, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power up Lending Group Ltd. The note has a maturity date of December 23, 2020 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest three trading prices during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $19,092, after unamortized debt discount of $45,959.

●	On January 22, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $43,000 to Power Up Lending Group Ltd. The note has a maturity date of January 22, 2021 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $9,082, after unamortized debt discount of $34,893.

GS Capital Partners, LLC

●	On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note had a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note is convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

As of August 14, 2019 the note was in default and accrues interest at the default interest rate of 24% per annum.

On December 30, 2019, the Company repaid the principal sum of $90,000 on the convertible note.

On January 28, 2020, in terms of a conversion notice received, the remaining principal balance of $10,000 plus accrued interest thereon of $17,741was converted into 1,132,764 shares of common stock at a conversion price of $0.02449, thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

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

As of August 14, 2019 the note was in default and accrues interest at the default interest rate of 24% per annum.

The balance of the note plus accrued interest at March 31, 2020 was $183,764.

Crown Bridge Partners

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

On March 11, 2020, the Company received a conversion notice from Crown Bridge Partners, converting an aggregate principal amount of $7,586 and fees thereon of $500, at a conversion price of $0.01444 into 560,000 shares of common stock.

The balance of the note plus accrued interest at March 31, 2020 was $23,990.

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

The balance of the note plus accrued interest at March 31, 2020 was $31,210.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Odyssey Funding, LLC

●	On November 15, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to Odyssey Funding, LLC. The note has a maturity date of November 15, 2020 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $82,370, after unamortized debt discount of $125,137.

●	On January 13, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Odyssey Funding, LLC. The note has a maturity date of January 13, 2021 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $23,448, after unamortized debt discount of $78,689.

Black Ice Advisors, LLC

On November 25, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $52,500 to Black Ice Advisors, LLC. The note has a maturity date of November 25, 2020 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $20,101, after unamortized debt discount of $34,283.

Adar Alef, LLC

On February 5, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to Adar Alef, LLC. The note has a maturity date of February 5, 2021 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $17,361, after unamortized debt discount of $89,221.

LG Capital Funding, LLC

 On February 24, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,750 to LG Capital Funding LLC. The note has a maturity date of February 24, 2021 and a coupon of 10% per annum. The Company may prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

The balance of the note plus accrued interest at March 31, 2020 was $8,523, after unamortized debt discount of $71,004.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 8 above, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

During the three months ended March 31, 2020, an additional $296,250 was raised as a derivative liability on variably priced convertible notes.

The value of this derivative financial liability was re-assessed at March 31, 2020 and December 31, 2019, and $102,121 and $1,981,938 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2020	Year ended December 31, 2019
Conversion price*	$0.02 to 2.00	$0.02 to 2.00
Risk free interest rate	0.11 to 1.53%	1.53 to 2.59%
Expected life of derivative liability	1 to 12 months	1 to 12 months
Expected volatility of underlying stock	219.1 to 222.6%	148.5 to 224.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	March 31, 2020	December 31, 2019

Opening balance	$905,576	$1,833,672
Derivative financial liability arising from convertible note	296,250	1,053,842
Fair value adjustment to derivative liability	(102,121)	(1,981,938)
	$1,099,705	$905,576

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 157,529,712 and 128,902,124 shares of common stock as of March 31, 2020 and December 31, 2019.

The following common shares were issued by the Company during the three months ended March 31, 2020.

●	In terms of debt conversion notices received between January 28, 2020 and March 11, 2020, the Company issued an aggregate of 1,692,764 shares of common stock, and in terms of debt exchange agreements entered into on January 7, 2020, the Company issued an aggregate of 2,504,110 shares of common stock, in settlement of $35,328 of convertible notes and $50,082 of loans payable, resulting in a net loss on conversion and exchange of $120,889.

●	In terms of subscription agreements entered into with investors between March 16, 2020 and March 19, 2020, the Company issued 1,400,000 shares of common stock for gross proceeds of $33,000.

●	In terms of an agreement entered into with a supplier, the Company issued 535,714 shares of common stock valued at $30,000 on grant date, as partial compensation for services provided.

●	The Company granted a director 2,000,000 shares of common stock for services to be rendered as a director of the Company, these shares were valued at grant date at $88,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

The following restricted stock awards were made during the three months ended March 31, 2020.

(a)

An aggregate of 5,123,750 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on January 1, 2020. These restricted shares were valued at $251,064 or $0.049 per share, the market price of the Company’s common stock on grant date.

(b)	An aggregate of 15,371,250 shares of restricted common stock were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and vest over a three year period commencing on December 31, 2020. These restricted shares were valued at $753,191 or $0.049 per share, the market price of the Company’s common stock on grant date.

The restricted stock granted and exercisable at March 31, 2019 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	5,123,750	$0.049

The Company has recorded an expense of $313,830 for the three months ended March 31, 2020 relating to the restricted stock awards.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of March 31, 2020 and December 31, 2019.

d.	Warrants

In connection with the subscription agreement entered into with an investor, a three year warrant exercisable over 1,000,000 shares of common stock was granted to the investor, together with 1,000,000 shares of common stock for subscription proceeds of $25,000.

The warrants were valued using a Black Scholes valuation model using the following assumptions:

Three months ended March 31, 2020
Conversion price*	$0.05
Risk free interest rate	1.35%
Expected life of derivative liability	3 years
Expected volatility of underlying stock	190.4%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

A summary of warrant activity during the period January 1, 2019 to March 31, 2020 is as follows:

	Shares Underlying Warrants*	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	852,775	$2.00 to 6.25	$5.10
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2019	852,775	$2.00 to 6.25	$5.10
Granted	1,000,000	0.05	0.05
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2020	1,852,775	$0.05 to 6.25	$2.35

The warrants outstanding and exercisable at March 31, 2020 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$6.25	621,920	0.50		621,920
$2.00	230,855	0.25		230,855
$0.05	1,000,000	2.89		1,000,000
	1,852,775	1.76	$2.35	1,852,775	$2.35	1.76

The warrants outstanding have an intrinsic value of $0 and $0 as of March 31, 2020 and December 31, 2019.

e.	Stock options

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

The maximum number of securities available under the plan is 800,000 shares of common stock. The maximum number of shares of common stock awarded to any individual during any fiscal year may not exceed 100,000 shares of common stock.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

No options were granted for the three months ended March 31, 2020.

A summary of option activity during the period January 1, 2019 to March 31, 2020 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	200,000	$0,40	$0,40
Granted	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Exercised	-	-	-
Outstanding December 31, 2019	100,000	0.40	0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2020	100,000	$0.40	$0.40

The options outstanding and exercisable at March 31, 2020 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
0.40	100,000	8.75	$0.40	100,000	$0.4	8.75

The options outstanding have an intrinsic value of $0 and $0 as of March 31, 2020 and December 31, 2019.

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2019 and 2018 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31, 2020 (Shares)	Three months ended March 31, 2019 (Shares)

Convertible debt	44,283,120	19,618,283
Stock options	100,000	200,000
Warrants to purchase shares of common stock	1,852,775	852,775
	46,235,895	8,843,970

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On March 19, 2020, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock in terms of the Stock Incentive Plan.

William Corbett

Effective January 1, 2020, the Company granted Mr. Corbett, the Chief Executive Officer of the Company, a total of 20,495,000 restricted shares of common stock of which 5,123,750 vested immediately and a further 15,371,250 which vest annually and equally over a three year period commencing on December 31, 2020.

LOANS PAYABLE

Description	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019

Vladimir Skigin	4%	December 12, 2020	-	30,026
Loans payable - Related parties			$-	$30,026

Interest expense amounted to $23 and $6,784 for the three months ended March 31, 2020 and 2019, respectively.

Vladimir Skigin

Mr. Skigin is considered to be a related party as his shareholding and that of the Company’s under his control exceeds 5%.

●	Promissory note

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

On January 7, 2020, the Company entered into a debt exchange agreement with Mr. Skigin, whereby the aggregate principal sum of $30,000 plus accrued interest of $49 was exchanged for 1,502,466 shares of common stock at an issue price of $0.02 per share, realizing a loss on exchange of $30,049.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	COMMITMENTS AND CONTINGENCIES

The Company entered into a property lease agreement as disclosed under note 6 above.

The future minimum lease commitments are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due	$90,735
Imputed interest	(8,476)
Total operating lease liability	$82,259

Disclosed as:
Current portion	$40,958
Non-current portion	41,301
$82,259

14	SUBSEQUENT EVENTS

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

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its books and records necessary to prepare the Company’s financial statements to be included in the Quarterly Report.

The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will continue to impact our operations, ability to obtain financing or future financial results is uncertain.

Payroll Protection Program loan

On May 7, 2020, the Company received a payroll Protection Program loan through its bankers, Wells Fargo Bank amounting to $60,292 earning interest at 1% per annum, maturing on May 5, 2022 and repayable in instalments of $2,538 commencing on November 5, 2020. The Company may apply for the loan to be forgiven in whole or in part based on the loan being utilized for payroll costs, continuation of healthcare benefits, mortgage interest payments, rent, utility and interest payments on any other debt obligation. The Company anticipates that the loan will be forgivable.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	SUBSEQUENT EVENTS (continued)

Debt Conversions

On May 27, 2020 and June 8, 2020, in terms of conversion notices received from Black Ice Investors, LLC, converting $12,000 and $25,000, at conversion prices of $0.024 and $0.017into 500,000 and 1,470,586 shares of common stock.

On June 16, 2020, June 17, 2020 and June 22, 2020, in terms of conversion notices received from Power Up Lending Group Ltd, converting $12,000, $12,000 and $15,000 at conversion prices of $0.0128, $0.0128 and $0.0101 into 937,500, 937,500 and 1,485,149 shares of common stock.

Shares issued for services

On April 8, 2020, the Company issued 282,146 shares of common stock to Andrey Novikov for services rendered.

Employment Agreement

Effective June 24, 2020, the Company entered into an executive employment agreement with William Corbett, to employ Mr. Corbett as the Company’s Chief Executive Officer for a term of three (3) years, provide for an annual base salary of $150,000, provide for a signing bonus of $25,000, structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments as may be determined by the Company’s board of directors. and provide for severance in the event of a termination without cause in amount equal to equal to fifty percent (50%) of his annual base salary rate then in effect, provided that if such termination without cause occurs after an Acquisition of the Company, Mr. Corbett will be entitled to receive severance in an amount equal to equal to 100% of his annual base salary rate then in effect.

The Employment Agreement provides for the grant to Mr. Corbett of 5,123,750 shares of the Company’s common stock, which are fully vested and not subject to forfeiture.

On June 24, 2020, the Company entered into a restricted stock agreement with Mr. Corbett pursuant to which the Company granted him a restricted stock award of 15,371,250 shares of the Company’s common stock, which forfeiture restriction lapse 33%, 33% and 34%, respectively, on the first, second and third anniversary of the date of grant.

On June 24, 2020, the Company entered into an indemnification agreement with Mr. Corbett to indemnify him, in connection with his position of employment with Company and in the discharge of his duties and responsibilities to Company, to the maximum extent allowed under the laws of the State of Nevada. The Company is not be required or obligated to indemnify Mr. Corbett to extent it would violate the Securities Act, or the Securities Exchange Act of 1934, as amended, or the rules and regulations thereunder.

Extension of maturity date of loan payable.

On July 1, 2020, the Company entered into an extension agreement with Stanislav Minaychenko, extending the maturity date to September 16, 2020.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on May 13 2020. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Qpagos.

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

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of March 31, 2020 and 2019, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

Net revenue

We have treated our Mexican operations as a discontinued operation in these interim financial statements, we have not generated any revenues from our US operations to date. We anticipate that we will recommence generating revenue once we are able to install our kiosks, the timing of which is uncertain due to the COVID-19 pandemic.

Cost of goods sold

We have treated our Mexican operations as a discontinued operation in these interim financial statements we have not generated any cost of goods sold from our US operations to date. We anticipate that our cost of goods sold will increase once we are able to install our kiosks.

General and administrative expenses

General and administrative expenses were $654,899 and $156,758 for the three months ended March 31, 2020 and 2019, respectively, an increase of $498,141 or 317.8%. The increase is primarily due to the issuance of restricted stock to our CEO with a related expense of $313,830 during the current period, directors fees expense of $88,000 related to stock issued to our independent director and an increase in professional fees of $50,471 primarily due to payments to an outside advisor on our business strategy and development of the software for our business plan.

Investment impairment charge

Investment impairment charge was $509,981 and $0 for the three months ended March 31, 2020 and 2019, respectively, the Company raised an impairment charge against the investment in Vivi Holdings Inc, as the Company has not met any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $70,807 and $367,704 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $296,897 or 80.7%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the three months ended March 31, 2020 and 2019, $35,328 and $310,259 of principal and interest was converted into equity.

Loss on settlement of liabilities

Loss on settlement of liabilities was $50,082 and $0 for the three months ended March 31, 2020 and 2019, respectively, an increase of $50,082. The loss on settlement of liabilities represents the settlement of certain promissory notes during the current period by the issuance of 1,692,764 shares of common stock at a discount to current market prices.

Interest expense, net

Interest expense was $54,337 and $90,091 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $35,754 or 39.7%. The decrease is primarily due to the reduction in convertible debt from $1,597,079, net of debt discounts, in the prior year to $457,072, net of debt discounts, in the current period.

Amortization of debt discount

Amortization of debt discount was $160,078 and $541,146 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $381,068 or 70.4%. The decrease is primarily due to the reduction in convertible debt from $1,597,079, net of debt discounts, in the prior year to $457,072, net of debt discounts, in the current period.

Derivative liability movements

Derivative liability movements were $102,121 and $542,525 for the three months ended March 31, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of March 31, 2020.

Net loss from continuing operations

We incurred a net loss of $1,398,063 and $613,156 for the three months ended March 31, 2020 and 2019 respectively, an increase in loss of $784,907, primarily due to the increase in general and administrative expenses and the current period investment impairment charge offset by a reduction in the derivative liability gain of $440,404.

Loss from discontinued operations

The loss from discontinued operations was $0 and $253,687 the three months ended March 31, 2020 and 2019, respectively. We sold our Mexican operations effective December 31, 2019.

Net loss

Net loss was $1,398,063 and $866,843 for the three months ended March 31, 2020 and 2019, respectively, an increase in loss of $531,220 or 61.3%. The increase is due to the increase in net loss from continuing operations and the loss from discontinued operations, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $23,583,094 through March 31, 2020 and incurred negative cash flow from operations of $213,524 for the three months ended March 31, 2020. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and we will be required to raise additional funding.

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

At March 31, 2020, we had cash of $705 and a negative working capital of $1,924,990, including a derivative liability of $1,099,705. There is substantial doubt about our ability to continue as a going concern. After eliminating the derivative liability our working capital deficit is $825,285. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly. Due to the COVID-19 pandemic our ability to generate revenue has been significantly impacted and it is difficult to determine when we my start to generate revenue from operations.

We utilized cash of $213,524 and $149,309 from continuing operations for the three months ended March 31, 2020 and 2019, respectively and utilized cash of $0 and $105,100 from discontinued operations for the three months ended March 31, 2020 and 2019, respectively. Overall cash utilized in operations decreased by $40,885. The increase in cash utilization from continuing operations is due to the payment of professional fees in the development of our strategy and software for implementation in the US market.

We acquired terminals for gross proceeds of $50,000 from Qpagos Corporation during the three months ended March 31, 2020, in terms of the SPA agreement entered into with Vivi Holdings in December 2019.

During the three months ended March 31, 2020, we funded our operations by proceeds from convertible notes of $296,250.

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in February 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2020	$35,505
2021	47,340
2022	7,890
90,735
Imputed interest	(8,476)
Total operating lease liability	$82,259

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2020 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended March 31, 2020 transactions that were not registered under the Securities Act.

Issuance of common stock

On January 7, 2020 we issued 1, 001,644 shares of common stock in exchange for extinguishment of a note in the principal amount of $20,000.

In terms of debt conversion notices received between January 28, 2020 and March 11, 2020, the Company issued an aggregate of 1,692,764 shares of common stock, and in terms of debt exchange agreements entered into on January 7, 2020, the Company issued an aggregate of 2,504,110 shares of common stock, in settlement of $35,328 of convertible notes and $50,082 of loans payable.

In terms of subscription agreements entered into with investors between March 16, 2020 and March 19, 2020, the Company issued 1,400,000 shares of common stock for gross proceeds of $33,000.

In terms of an agreement entered into with a supplier, the Company issued 535,714 shares of common stock as partial compensation for services provided.

The Company granted a director 2,000,000 shares of common stock for services to be rendered as a director of the Company.

An aggregate of 5,123,750 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on January 1, 2020.

An aggregate of 15,371,250 shares of restricted common stock were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and vest over a three year period commencing on December 31, 2020.

Issuance of convertible notes

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

Item 3. Defaults upon senior Securities

As of March 31, 2020, we are in default in payment of the note that we issued to Crown Bridge Partners on August 31, 2018. As of March 31, 2020, the balance of the note plus accrued interest was $23,990.

As of March 31, 2020, we are in default in payment of the notes we issued to Crown Bridge Partners on October 31, 2019. As of March 31, 2020, the balance of the note plus accrued interest was $31,210

As of June 16, 2020, we are in default in payment of a note issued to Maxim Pukhoskiy on December 17, 2019. As of March 31, 2020, the balance of the note plus accrued interest was $7,810.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Promissory Note Dated as of December 31, 2019 (incorporated herein by reference to exhibit 10.1 to the current report on Form 8-K filed with the SEC on January 7, 2020 File No. 000-55648)

10.2	Independent Director Services Agreement with James Fuller(incorporated by reference to exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 24, 2020 File No. 000-55648)

31.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: July 2, 2020	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)