Form 10-Q
period 2020-06-30
Innovative Payment Solutions, Inc.
filed 2020-08-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of August 13, 2020 was 185,565,089.

INNOVATIVE PAYMENT SOLUTIONS, INC.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Innovative Payment Solutions, Inc” (“IPSI”),” the “Company,” “we,” “us” and “our” refer to IPSI.

INNOVATIVE PAYMENT SOLUTIONS, INC.

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

TABLE OF CONTENTS

June 30, 2020

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$549	$2,979
Other current assets	12,066	55,059
Total Current Assets	12,615	58,038

Non-current assets
Investment	1	1,019,961
Plant and equipment, net	45,833	-
Right of use asset	72,399	-
Security deposit	4,000	-
Total non-current assets	122,233	1,019,961
Total Assets	$134,848	$1,077,999

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$499,157	$314,523
Federal relief loan	60,292	-
Loans payable	22,136	61,631
Loans payable - Related parties	-	30,026
Convertible debt, net of unamortized discount of $324,959 and $371,387, respectively	623,708	359,362
Operating lease liability	41,990
Derivative liability	923,215	905,576
Total Current Liabilities	2,170,498	1,671,118

Non-current liabilities
Operating lease liability	30,409	-
Total Liabilities	2,200,907	1,671,118

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 163,142,595 and 128,902,124 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.*	16,314	12,890
Additional paid-in-capital*	22,478,459	21,579,022
Accumulated deficit	(24,560,832)	(22,185,031)
Total Stockholders’ Deficit	(2,066,059)	(593,119)
Total Liabilities and Stockholders’ Deficit	$134,848	$1,077,999

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	297,764	197,234	952,663	353,992
Depreciation and amortization	4,167	-	4,167	-
Total Expense	301,931	197,234	956,830	353,992

Loss from Operations	(301,931)	(197,234)	(956,830)	(353,992)

Investment impairment charge	(509,979)	-	(1,019,960)	-
Loss on debt conversion	(79,467)	(188,854)	(150,274)	(554,558)
Loss on settlement of liabilities	-	-	(50,082)	-
Interest expense	(29,750)	(108,255)	(84,088)	(198,346)
Amortization of debt discount	(213,101)	(471,391)	(373,178)	(1,012,537)
Derivative liability movements	176,490	319,888	278,611	862,413
Other (expense) income	(20,000)	3,499	(20,000)	3,499
Foreign currency loss	-	(18)	-	-
Loss before Income Taxes from continuing operations	(977,738)	(642,365)	(2,375,801)	(1,253,521)

Income Taxes	-	-	-	-

Net Loss from continuing operations	$(977,738)	$(642,365)	$(2,375,801)	$1,253,521)

Loss from discontinued operations, net of income taxes	-	(236,076)	-	(491,763)

Net Loss	(977,738)	(878,441)	(2,375,801)	(1,745,284)

Basic and diluted loss per share*
Continuing operations	(0.01)	(0.06)	(0.02)	(0.11)
Discontinued operations	-	(0.02)	-	(0.04)
	(0.01)	(0.08)	(0.02)	(0.15)
Weighted Average Number of Shares Outstanding *
Basic and diluted	158,738,117	11,338,354	155,830,492	11,337,255

Other Comprehensive gain
Foreign currency translation adjustment	-	7,705	-	17,724

Total Comprehensive income (loss)	(977,738)	(870,736)	(2,375,801)	(1,727,560)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Settlement of liabilities	-	-	2,504,110	250	99,914	-	-	100,164
Conversion of debt to equity	-	-	1,692,764	169	105,966	-	-	106,135
Shares issued for services	-	-	535,714	54	29,946	-	-	30,000
Share subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	2,000,000	200	87,800	-	-	88,000
Fair value of Restricted Stock Awards	-	-	20,495,000	2,050	311,781	-	-	313,831
Net loss	-	-	-	-	-	(1,398,063)	-	(1,398,063)
Balance as of March 31, 2020	-	-	157,529,712	15,753	22,247,289	(23,583,094)	-	(1,320,052)
Conversion of debt to equity	-	-	5,330,737	533	154,933	-	-	155,466
Shares issued for services	-	-	282,146	28	13,472	-	-	13,500
Fair value of Restricted Stock Awards	-	-	-	-	62,765	-	-	62,765
Net income	-	-	-	-	-	(977,738)	-	(977,738)
Balance as of June 30, 2020		$-	163,142,595	$16,314	$22,478,459	$(24,560,832)	$-	$(2,066,059)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2018	-	$-	88,839,218	$8,884	$14,857,769	$(18,455,925)	$380,907	$(3,208,365)
Conversion of debt to equity	-	-	24,376,164	2,438	675,525	-	-	677,963
Translation adjustment	-	-	-	-	-	-	10,019	10,019
Net loss	-	-	-	-	-	(866,843)	-	(866,843)
Balance as of March 31, 2019	-	$-	113,215,382	$11,322	$15,533,294	$(19,322,768)	$390,926	$(3,387,226)
Conversion of debt to equity	-	-	35,170,840	3,517	368,413	-	-	371,930
Shares issued for services			825,718	82	162,172	-	-	162,254
Translation adjustment	-	-	-	-	-	-	7,705	7,705
Net loss	-	-	-	-	-	(878,441)	-	(878,441)

Balance as of June 30, 2019	-	$-	149,211,940	$14,921	$16,063,879	$(20,201,209)	$398,631	$(3,723,778)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375,801)	$(1,745,284)
Less: net loss from discontinued operations	-	491,763
Net loss from continuing operations	(2,375,801)	(1,253,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(278,611)	(862,413)
Depreciation	4,167	-
Amortization of debt discount	373,178	1,012,537
Investment impairment charge	1,019,960	-
Loss on conversion of debt to equity	150,274	554,558
Loss on settlement of liabilities	50,082	-
Convertible notes issued for services	-	4,423
Shares issued for services	43,500	-
Stock based compensation	464,596	162,254
Amortization of right of use asset	14,342	-
Changes in Assets and Liabilities
Other current assets	38,993	(1,425)
Accounts payable and accrued expenses	184,635	(97,892)
Operating lease liabilities	(14,342)	-
Interest accruals	51,055	190,785
Cash used in operating activities – continuing operations	(273,972)	(290,694)
Cash used in operating activities – discontinued operations	-	(160,655)
CASH USED IN OPERATING ACTIVITIES	(273,972)	(451,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment purchased	(50,000)	-
Net cash used in investing activities – continuing operations	(50,000)	-
Net cash used in investing activities – discontinued operations	-	(1,272)
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	(1,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	33,000	-
Proceeds from loans payable	-	125,000
Repayment of loans payable	(20,000)	-
Repayment of convertible notes	(48,000)	-
Proceeds from short term notes and convertible notes	296,250	267,000
Proceeds from federal relief funds	60,292	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	321,542	392,000

Effect of exchange rate changes on cash and cash equivalents	-	(1,054)

NET DECREASE IN CASH	(2,430)	(59,567)
CASH AT BEGINNING OF PERIOD	2,979	71,294
CASH AT END OF PERIOD	$549	$11,727

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$33,030	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Recognition of right of use lease	$86,741	$-
Conversion of convertible debt to equity	$261,601	$1,049,893
Settlement of liabilities with equity	$100,164	$-

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

Subsequent to the merger of Qpagos Corporation into IPSI and until the divestiture of Qpagos Corporation, our focus was on the operations of Qpagos Corporation in Mexico. Our current focus is on providing physical and virtual payment services to the United States market, leveraging the knowledge we obtained from the operations of Qpagos Corporation. On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag in terms of a Stock Purchase Agreement entered into with Vivi Holdings, Inc on August 5, 2019, in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. Innovative Payment Solutions no longer has any business operations in Mexico and has retained its U.S. operations based in Northridge, California.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2019, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2020 and December 31, 2019, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2020 and December 31, 2019, the balance did not exceed the federally insured limit.

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

The Company recorded an impairment charge of $509,979 and $1,019,960 on its non-marketable equity securities for the three and six months ended June 30, 2020, respectively. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

k)	Plant and Equipment

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life

Kiosks	3 years

Computer equipment	3 years

Leasehold improvements	Lesser of estimated useful life or life of lease

Office equipment	10 years

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

Prepaid services were acquired from providers and were sold to end-users through kiosks that the Company owned or kiosks that were owned by third parties. The Company recognized the revenue on the sale of these services when the end-user deposited funds into the terminal and the prepaid service was delivered to the end-user. The revenue was recognized at the gross value, including margin, of the prepaid service to the Company, net of any value-added tax which was collected on behalf of the Mexican Revenue Authorities.

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

The Company intends to import, assemble and sell kiosks that will be used to generate the revenues discussed above. Revenue will be recognized on the full value of the kiosks sold, net of any sales taxation collected on behalf of the Revenue authorities, when the customer takes delivery of the kiosk and all the risks and rewards of ownership are passed to the customer.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred an operating loss since inception resulting in an accumulated deficit of $24,560,832 as of June 30, 2020 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its US business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its new US business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has acquired kiosks that it plans to deploy in the US market and establish a payment solution to certain demographic sectors, thereby generating revenues in the US market with an expected improvement in margins. In addition, the Company intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

4	DISCONTINUED OPERATIONS

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corp to Vivi. The operations of Qpagos Corp and its two Mexican entities; QPagos S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V, which represent substantially all of its assets, are reported as discontinued operations.

The statement of operations from discontinued operations is as follows:

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Net Revenue	$2,833,417	$4,069,619

Cost of Goods Sold	2,756,802	3,980,986

Gross profit	76,615	88,633

General and administrative	297,451	553,662
Depreciation and amortization and impairment costs	11,306	22,609
Total Expense	308,757	576,271

Loss from Operations	(232,142)	(487,638)

Other income (expense)	(3,158)	1,873
Foreign currency loss	(776)	(5,998)
Loss before taxation	(236,076)	(491,763)
Taxation	-	-
Loss from discontinued operations, net of taxation	(236,076)	$(491,763)

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INVESTMENT

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

As of June 30, 2020, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $1,019,960 based on Vivi’s lack of ability to execute on its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic.

The shares in Vivi Holdings, Inc., are unlisted as of June 30, 2020.

	June 30, 2020	December 31, 2019

Investment in Vivi Holdings, Inc.	$1,019,961	$1,019,961
Impairment provision	(1,019,960)	-
	$1	$1,019,961

6	LEASES

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

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

June 30, 2020

Non-current assets
Right of use assets, operating leases, net of amortization	$72,399

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Six months ended June 30, 2020

Operating lease expense	$17,753

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2020	$23,670
2021	47,340
2022	7,890
78,900
Imputed interest	(6,501)
Total operating lease liability	$72,399

Disclosed as:
Current portion	$41,990
Non-current portion	30,409
$72,399

Other lease information:

Six months ended June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(17,753)

Remaining lease term – operating lease	20 months

Discount rate – operating lease	10.0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	FEDERAL RELIEF LOAN

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

8	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	June 30, 2020	December 31, 2019

Stanislav Minaychenko	4.0%	September 16, 2020	14,250	23,930
Maxim Pukhoskiy	4.0%	June 16, 2020	7,886	17,683
Alexander Motorin	4.0%	December 23, 2020	-	20,018
Total loans payable			$22,136	$61,631

Interest expense totaled $238 and $561 for the three and six months ended June 30, 2020, respectively, and $2,312 and $9,871 for the three and six months ended June 30, 2019, respectively.

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

During the six months ended June 30, 2020, the Company repaid an aggregate principal amount of $10,000.

On July 1, 2020, the Company entered into an extension agreement with Stanislav Minaychenko, extending the maturity date to September 16, 2020.

The balance of the promissory note, including interest thereon at June 30, 2020 is $14,250.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the six months ended June 30, 2020, the Company repaid an aggregate principal amount of $10,000.

The note is currently in default as we were unable to pay the outstanding balance by June 16, 2020. The note has no default penalties and we anticipate repaying the note as soon as we have sufficient funds.

The balance of the promissory note, including interest thereon at June 30, 2020 is $7,886.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

					Unamortized	June 30, 2020	December 31, 2019
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	12%	November 12, 2020	54,000	6,641	(20,420)	40,221	11,643
	12%	December 23, 2020	63,000	3,935	(30,295)	36,640	1,543
	12%	January 22, 2021	43,000	2,262	(24,202)	21,060	-

GS Capital Partners, LLC	8%	August 14, 2019	-	-	-	-	27,557
	8%	August 14, 2019	150,000	42,740	-	192,740	174,789
	8%	February 4, 2020	-	-	-	-	49,243

Crown Bridge Partners, LLC	8%	August 31, 2019	19,914	4,898	-	24,812	30,803
	8%	October 16, 2019	27,500	4,533	-	32,033	30,387

Odyssey Funding LLC	10%	November 15, 2020	200,000	12,493	(75,410)	137,083	27,658
	10%	January 13, 2021	100,000	4,630	(53,825)	50,805	-

Black Ice Advisors, LLC	10%	November 25, 2020	15,500	2,931	(6,268)	12,163	5,739

Adar Alef, LLC	10%	February 5, 2021	105,000	4,200	(63,115)	46,085	-

LG Capital Funding LLC	10%	February 24, 2021	78,750	2,740	(51,424)	30,066

Total convertible notes payable			$856,664	$92,003	$(324,959)	$623,708	$359,362

Interest expense totaled $29,535 and $83,526 for the three and six months ended June 30, 2020, respectively and $46,371 and $117,719 for the three and six months ended June 30, 2019, respectively.

Amortization of debt discount totaled $213,100 and $373,178 for the three and six months ended June 30, 2020, respectively and $454,321 and $1,012,537 for the three and six months ended June 30, 2019, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three and six months ended June 30, 2020 was $0 and $326,750, respectively and for the three and six months ended June 30, 2019 was $109,510 and $394,394, respectively.

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

Between June 16, 2020 and June 22, 2020, the Company received notices of conversion from Power Up Lending Group converting $39,000 of principal into 3,360,149 shares of common stock at an average conversion price of $0.0116. The Company incurred a loss on conversion of $41,096.

The balance of the note plus accrued interest at June 30, 2020 was $40,221 after unamortized debt discount of $20,420.

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

The balance of the note plus accrued interest at June 30, 2020 was $36,640, after unamortized debt discount of $30,295.

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

The balance of the note plus accrued interest at June 30, 2020 was $21,060, after unamortized debt discount of $24,202.

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

The balance of the note plus accrued interest at June 30, 2020 was $192,740.

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

On January 14, 2020, the Company repaid the principal sum of $48,000 and accrued interest and penalty interest of $33,030, thereby extinguishing the note.

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

The balance of the note plus accrued interest at June 30, 2020 was $24,812.

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

As of October 31, 2019 the note is in default and accrues interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

The balance of the note plus accrued interest at June 30, 2020 was $32,033.

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

The balance of the note plus accrued interest at June 30, 2020 was $137,083, after unamortized debt discount of $75,410.

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

The balance of the note plus accrued interest at June 30, 2020 was $50,805, after unamortized debt discount of $53,825.

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

Between May 27, 2020 and June 8, 2020, the Company received notices of conversion from Black Ice Advisors, LLC converting $37,000 of principal into 1,970,588 shares of common stock at an average conversion price of $0.0188. The Company incurred a loss on conversion of $38,371.

The balance of the note plus accrued interest at June 30, 2020 was $12,163, after unamortized debt discount of $6,268.

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

The balance of the note plus accrued interest at June 30, 2020 was $46,085, after unamortized debt discount of $63,115.

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

The balance of the note plus accrued interest at June 30, 2020 was $30,066, after unamortized debt discount of $51,424.

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

During the six months ended June 30, 2020, an additional $296,250 was raised as a derivative liability on variably priced convertible notes.

The value of this derivative financial liability was re-assessed at June 30, 2020, and $278,611 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Six months ended June 30, 2020	Year ended December 31, 2019
Conversion price*	$0.016 to 2.00	$0.02 to 2.00
Risk free interest rate	0.11 to 1.53%	1.53 to 2.59%
Expected life of derivative liability	1 to 9 months	1 to 12 months
Expected volatility of underlying stock	219.1 to 222.6%	148.5 to 224.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	June 30, 2020	December 31, 2019

Opening balance	$905,576	$1,833,672
Derivative financial liability arising from convertible note	296,250	1,053,842
Fair value adjustment to derivative liability	(278,611)	(1,981,938)
	$923,215	$905,576

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 163,142,595 and 128,902,124 shares of common stock as of June 30, 2020 and December 31, 2019.

The following common shares were issued by the Company during the six months ended June 30, 2020.

●	In terms of debt conversion notices received between January 28, 2020 and June 22, 2020, the Company issued an aggregate of 7,023,501 shares of common stock for the conversion of $111,828 of convertible debt, realizing a loss on conversion of $149,774 and in terms of debt exchange agreements entered into on January 7, 2020, the Company issued an aggregate of 2,504,110 shares of common stock, in settlement of $50,082 of loans payable, resulting in a net loss on exchange of $50,082.

●	In terms of subscription agreements entered into with investors on February 20, 2020 and March 16, 2020, the Company issued 1,400,000 shares of common stock for gross proceeds of $33,000.

●	In terms of an agreement entered into with a supplier, the Company issued 535,714 shares of common stock valued at $30,000 on grant date, as partial compensation for services provided.

●	In terms of an employment agreement entered into with the Company’s Chief Operating Officer, the Company issued 282,146 shares of common stock valued at $13,500.

●	The Company granted a director 2,000,000 shares of common stock for services to be rendered as a director of the Company, these shares were valued at grant date at $88,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

The following restricted stock awards were made during the six months ended June 30, 2020.

(a)	An aggregate of 5,123,750 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on January 1, 2020. These restricted shares were valued at $251,064 or $0.049 per share, the market price of the Company’s common stock on grant date.

(b)	An aggregate of 15,371,250 shares of restricted common stock were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and vest over a three year period commencing on December 31, 2020. These restricted shares were valued at $753,191 or $0.049 per share, the market price of the Company’s common stock on grant date.

The restricted stock granted and exercisable at June 30, 2020 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	5,123,750	$0.049

The Company has recorded an expense of $62,765 and $376,596 for the three months and six months ended June 30, 2020, respectively, relating to the restricted stock awards.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of June 30, 2020 and December 31, 2019.

d.	Warrants

In connection with the subscription agreement entered into with an investor, a three year warrant exercisable over 1,000,000 shares of common stock was granted to the investor, together with 1,000,000 shares of common stock for subscription proceeds of $25,000.

The fair value of the warrants issued were determined by allocating the proceeds received using the relative fair value method after the warrants were valued using a Black Scholes valuation model using the following assumptions:

Six months ended June 30, 2020
Conversion price*	$0.05
Risk free interest rate	1.35%
Expected life of derivative liability	3 years
Expected volatility of underlying stock	190.4%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

A summary of warrant activity during the period January 1, 2019 to June 30, 2020 is as follows:

	Shares Underlying Warrants*	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	852,775	$2.00 to 6.25	$5.10
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2019	852,775	$2.00 to 6.25	$5.10
Granted	1,000,000	0.05	0.05
Forfeited/Cancelled	(318,630)	2.00 to 6.25	3.37
Exercised	-	-	-
Outstanding June 30, 2020	1,534,145	$0.05 to 6.25	$2.14

The warrants outstanding and exercisable at June 30, 2020 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$6.25	519,520	0.25		519,520
$2.00	14,625	0.08		14,625
$0.05	1,000,000	2.64		1,000,000
	1,534,145	1.51	$2.14	1,534,145	$2.14	1.51

The warrants outstanding have an intrinsic value of $0 and $0 as of June 30, 2020 and December 31, 2019.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

No options were granted for the three and six months ended June 30, 2020.

A summary of option activity during the period January 1, 2019 to June 30, 2020 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	200,000	$0,40	$0,40
Granted	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Exercised	-	-	-
Outstanding December 31, 2019	100,000	0.40	0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2020	100,000	$0.40	$0.40

The options outstanding and exercisable at June 30, 2020 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
0.40	100,000	8.50	$0.40	100,000	$0.4	8.50

The options outstanding have an intrinsic value of $0 and $0 as of June 30, 2020 and December 31, 2019.

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the six months ended June 30, 2020 and 2019 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three and six months ended June 30, 2020 (Shares)	Three and six months ended June 30, 2019 (Shares)

Convertible debt	99,663,682	43,300,749
Stock options	100,000	200,000
Warrants to purchase shares of common stock	1,534,145	852,775
	101,297,827	44,353,524

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

Strategic IR

Strategic IR advanced the Company $38,597 to meet short term commitments, the amounts advanced are non-interest bearing and have no fixed repayment terms. This amount is included in accounts payable.

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

Effective June 24, 2020, the Company entered into an executive employment agreement with William Corbett, to employ Mr. Corbett as the Company’s Chief Executive Officer for a term of three (3) years, provide for an annual base salary of $150,000, provide for a signing bonus of $25,000, structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments as may be determined by the Company’s board of directors and provide for severance in the event of a termination without cause in amount equal to equal to fifty percent (50%) of his annual base salary rate then in effect, provided that if such termination without cause occurs after an Acquisition of the Company, Mr. Corbett will be entitled to receive severance in an amount equal to equal to 100% of his annual base salary rate then in effect.

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

LOANS PAYABLE

Description	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019

Vladimir Skigin	4%	December 12, 2020	-	30,026
Loans payable - Related parties			$-	$30,026

Interest expense amounted to $23 and $6,784 for the three months ended June 30, 2020 and 2019, respectively.

Vladimir Skigin

Mr. Skigin is considered to be a related party as his shareholding and that of the Companies under his control exceeds 5%.

●	Promissory note

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14	COMMITMENTS AND CONTINGENCIES

The Company entered into a property lease agreement as disclosed under note 6 above.

The future minimum lease commitments are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due	$78,900
Imputed interest	(6,501)
Total operating lease liability	$72,399

Disclosed as:
Current portion	$41,990
Non-current portion	30,409
$72,399

15	SUBSEQUENT EVENTS

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

The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will continue to impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

Convertible debt issued

On July 1, 2020, the Company closed a transaction with Cavalry Fund I LP (“Calvary”), pursuant to which the Company received net proceeds of $246,600, after certain expenses in exchange for the issuance of a $300,000 Senior Secured Convertible Note (“Initial Note”), with an original issue discount of 12.5% or $37,500, bearing interest at 10% per annum and maturing on June 30, 2021, the note is convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 8,571,428 shares of common stock at an initial exercise price of $.0.05 per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	SUBSEQUENT EVENTS (continued)

Calvary has agreed to purchase an additional $300,000 Senior Secured Convertible Note (the “Second Note”); from the Company upon the same terms as the Initial Note, within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Notes and upon exercise of the Warrants being declared effective by the SEC. On July 28, 2020 the registration statement was declared effective and on July 31, 2020, the Company received the additional net proceeds of $262,500.

The Notes may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement, dated June 30, 2020 with Calvary pursuant to which it is obligated to file a registration statement with the SEC within sixty (60) days after the date of the agreement to register the resale by the Investor of the Conversion Shares and Warrant Shares, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within seventy five (75) days after the registration statement is filed.

The Company has pledged substantially all of its assets as security for amounts due under the Notes, upon the terms and subject to the conditions set forth in a Security Agreement, dated June 30, 2020, between the Company and Calvary.

On July 13, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group Ltd for net proceeds of $60,000 after certain expenses. The note has a maturity date of July 13, 2021 and a coupon of 12% per annum. The Company may prepay the note with prepayment penalties ranging from 115% to 135%. The outstanding principal amount of the note is convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price during the previous fifteen trading days.

Convertible debt settled

On July 8, 2020, the Company paid $90,446.60 to Power Up Lending Group, thereby extinguishing the convertible note issued on December 23, 2019, in the principal amount of $63,000 including interest and penalty interest thereon.

On July 10, 2020, the Company paid $25,975 to Black Ice Investors LP, thereby extinguishing the convertible note issued on November 25, 2020, in the remaining principal amount of $15,500 including interest and penalty interest thereon.

On July 15, 2020, the Company paid $61,294 to Power Up Lending Group, thereby extinguishing the convertible note issued on January 22, 2020, in the principal amount of $43,000 including interest and penalty interest thereon.

Promissory Note issued

On July 17,2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

Small Business Administration (“SBA”) loan

On July 7, 2020, the SBA advanced a loan of $150,000 in the form of a promissory note to the Company, the note bears interest at 3.75% and is repayable monthly in installments of $731 beginning on July 7, 2021, the balance of the principal and interest is payable 30 years from the date of the note. The note is secured by all tangible and intangible property of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

Debt Conversions

Between July 15, 2020 and July 22, 2020, in terms of conversion notices received from Odyssey Funding LLC, converting an aggregate principal amount of $40,000 and interest thereon of $2,668, at an average conversion price of conversion prices of $0.007 into 6,059,443 shares of common stock.

Between July 8, 2020 and July 20, 2020, in terms of conversion notices received from Power Up Lending Group, converting an aggregate principal amount of $54,000 and interest thereon of $5,580, at an average conversion price of conversion prices of $0.0087 into 6,843,319 shares of common stock.

On July 20, 2020, in terms of a conversion notice received from GS Capital Partners, converting an aggregate principal amount of $35,000 and interest thereon of $10,418 at a conversion price of $0.0083 per share into 5,466,723 shares of common stock.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on May 13 2020. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Innovative Payment Solutions, Inc.

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

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements as of June 30, 2020 and 2019, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019

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

General and administrative expenses

General and administrative expenses were $297,764 and $197,234 for the three months ended June 30, 2020 and 2019, respectively, an increase of $100,530 or 51.0%. The increase is primarily due to the issuance of restricted stock to our CEO with a related expense of $62,766 during the current period, certain consulting fees of $22,500 related to the development of our platform for the US market and certain payroll expenses of $12,000 incurred during the current period.

Depreciation

Depreciation was $4,167 and $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $4,167. Depreciation during the current period represents depreciation on the kiosks received from Qpagos Mexico.

Investment impairment charge

Investment impairment charge was $509,979 and $0 for the three months ended June 30, 2020 and 2019, respectively. The Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $79,467 and $188,854 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $109,387 or 57.9%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the three months ended June 30, 2020 and 2019, $76,000 and $185,076 of principal and interest was converted into equity.

 Interest expense, net

Interest expense was $29,750 and $108,255 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $78,505 or 72.5%. The decrease is primarily due to the reduction in convertible debt from $1,804,891, net of debt discounts, in the prior year to $623,482, net of debt discounts, in the current period.

Amortization of debt discount

Amortization of debt discount was $213,101 and $471,391 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $258,290 or 54.8%. The decrease is primarily due to the reduction in convertible debt from $1,804,891, net of debt discounts, in the prior year to $623,482, net of debt discounts, in the current period.

Derivative liability movements

Derivative liability movements were $176,490 and $319,888 for the three months ended June 30, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2020.

Net loss from continuing operations

We incurred a net loss of $977,738 and $642,365 for the three months ended June 30, 2020 and 2019 respectively, an increase in loss of $335,373 or 52.2%, primarily due to the increase in general and administrative expenses and the current period investment impairment charge and a decrease in the derivative liability gain of $143,398.

Loss from discontinued operations

The loss from discontinued operations was $0 and $236,076 the three months ended June 30, 2020 and 2019, respectively. We sold our Mexican operations effective December 31, 2019.

Net loss

Net loss was $977,738 and $878,441 for the three months ended June 30, 2020 and 2019, respectively, an increase in loss of $99,297 or 11.3%. The increase is due to the increase in net loss from continuing operations offset by the loss from discontinued operations in the prior period, discussed in detail above.

Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019

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

General and administrative expenses

General and administrative expenses were $952,663 and $353,992 for the six months ended June 30, 2020 and 2019, respectively, an increase of $598,671 or 169.1%. The increase is primarily due to the issuance of restricted stock to our CEO with a related expense of $376,596 during the current period, directors fees of $88,000 and an increase in professional fees of $72,971 related to the development of our platform for the US market and certain payroll expenses of $12,000 incurred during the current period.

Depreciation

Depreciation was $4,167 and $0 for the six months ended June 30, 2020 and 2019, respectively, an increase of $4,167. Depreciation during the current period represents depreciation on the kiosks received from Qpagos Mexico.

Investment impairment charge

Investment impairment charge was $1,019,960 and $0 for the six months ended June 30, 2020 and 2019, respectively, the Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $150,274 and $554,558 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $404,284 or 72.9%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the six months ended June 30, 2020 and 2019, $111,328 and $495,335, respectively, of principal and interest was converted into equity.

Loss on settlement of liabilities

Loss on settlement of liabilities was $50,082 and $0 for the six months ended June 30, 2020 and 2019, respectively, an increase of $50,082. The loss on settlement of liabilities represents the settlement of certain promissory notes during the current period by the issuance of 1,692,764 shares of common stock at a discount to current market prices.

Interest expense, net

Interest expense was $84,088 and $198,346 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $114,258 or 57.6%. The decrease is primarily due to the reduction in convertible debt from $1,804,891, net of debt discounts, in the prior year to $623,482, net of debt discounts, in the current period.

Amortization of debt discount

Amortization of debt discount was $373,178 and $1,012,537 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $639,359 or 63.1%. The decrease is primarily due to the reduction in convertible debt from $1,804,891, net of debt discounts, in the prior year to $623,482, net of debt discounts, in the current period.

Derivative liability movements

Derivative liability movements were $278,611 and $862,413 for the six months ended June 30, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2020.

Net loss from continuing operations

We incurred a net loss of $2,375,801 and $1,253,521 for the six months ended June 30, 2020 and 2019 respectively, an increase in loss of $1,122,280 or 89.5%, primarily due to the increase in general and administrative expenses and the investment impairment charge, offset by a reduction in interest expense, amortization of debt discount and derivative liability movements of $583,802 as discussed above.

Loss from discontinued operations

The loss from discontinued operations was $0 and $491,763 the six months ended June 30, 2020 and 2019, respectively. We sold our Mexican operations effective December 31, 2019.

Net loss

Net loss was $2,375,801 and $1,745,284 for the six months ended June 30, 2020 and 2019, respectively, an increase in loss of $630,517 or 36.1%. The increase is due to the increase in net loss from continuing operations offset by the loss from discontinued operations, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities as well as revenue derived from operations.

We incurred an accumulated deficit of $24,560,832 through June 30, 2020 and incurred negative cash flow from operations of $273,972 for the six months ended June 30, 2020. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and we will be required to raise additional funding.

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

At June 30, 2020, we had cash of $549 and a negative working capital of $2,157,883, including a derivative liability of $923,215. There is substantial doubt about our ability to continue as a going concern. After eliminating the derivative liability our working capital deficit is $1,234,668. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly. Due to the COVID-19 pandemic our ability to generate revenue has been significantly impacted and it is difficult to determine when we my start to generate revenue from operations.

We utilized cash of $273,972 and $290,694 from continuing operations for the six months ended June 30, 2020 and 2019, respectively and utilized cash of $0 and $160,655 from discontinued operations for the six months ended June 30, 2020 and 2019, respectively. Overall cash utilized in operations decreased by $177,377.

We acquired terminals for gross proceeds of $50,000 from Qpagos Corporation during the six months ended June 30, 2020, in terms of the SPA agreement entered into with Vivi Holdings in December 2019.

During the six months ended June 30, 2020, we funded our operations by proceeds from convertible notes of $296,250, share issuances of $33,000 and proceeds from Federal relief funds of $60,292.

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in February 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2020	$23,670
2021	47,340
2022	7,890
78,900

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2020 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended June 30, 2020 transactions that were not registered under the Securities Act.

Issuance of common stock

On April 8, 2020, we issued 282,146 shares of common stock to our Chief Operating Officer as part of his compensation arrangement.

In terms of debt conversion notices received between May 27, 2020 and June 22, 2020, we issued an aggregate of 5,330,737 shares of common stock in settlement of $76,000 of convertible notes payable. The shares were issued in reliance upon Section 3(a)(9).

The sales set forth above was issued relying on Regulation S. The recipient of the securities relying on Regulation S represented that he was not a U.S. Person as that term is defined in Regulation S, that at the time of purchase of the securities he was located outside the United States and that he acquired the securities solely for his own account and not for the account or the benefit of a U.S. person.

Item 3. Defaults upon senior Securities

As of August 19, 2019, , we are in default in payment of the note that we issued to GS Capital Partners on August 14, 2019. As of June 30, 2020, the balance of the note plus accrued interest was $192,740.

As of June 30, 2020, we are in default in payment of the note that we issued to Crown Bridge Partners on August 31, 2018. As of June 30, 2020, the balance of the note plus accrued interest was $24,585.

As of June 30, 2020, we are in default in payment of the notes we issued to Crown Bridge Partners on October 31, 2019. As of June 30, 2020, the balance of the note plus accrued interest was $32,033.

As of June 16, 2020, we are in default in payment of a note issued to Maxim Pukhoskiy on December 17, 2019. As of June 30, 2020, the balance of the note plus accrued interest was $7,886.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Form of 10% Original Issue discount Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))

4.2	Warrant Agreement dated June 30, 2020 (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))

10.1	Securities Purchase Agreement between the Registrant and Calvary Fund I LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))

10.2	Registration Rights Agreement between the Registrant and Calvary Fund I LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2020 (File no. 000-55648))

10.3	Security Agreement dated June 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))

10.4	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2020 (File no.000-55648))

10.5	Restricted Stock Agreement between Innovative Payment Solutions, Inc. and William Corbett (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 29, 2020 (File no. 000-55648))

10.6

Indemnification Agreement between Innovative Payment Solutions, Inc. and William Corbett (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 29, 2020  (File no.  000-55648))

31.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: August 14, 2020	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)