Form 10-Q
period 2020-09-30
Innovative Payment Solutions, Inc.
filed 2020-11-16
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of November 13, 2020 was 191,121,339.

INNOVATIVE PAYMENT SOLUTIONS, INC.

The COVID-19 pandemic has required the management of Innovative Payment Solutions, Inc. (the “Company”) to focus its attention on responding to the challenges presented by the COVID-19 pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the virtual payments industry.

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E-wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to local stay-at-home orders intended to contain the COVID-19 pandemic and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue and access usual sources of liquidity on reasonable terms, if at all.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Report, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Report, “IPSI,” the “Company,” “we,” “us” and “our” refer to Innovative Payment Solutions, Inc.

INNOVATIVE PAYMENT SOLUTIONS, INC.

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

TABLE OF CONTENTS

September 30, 2020

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$124,404	$2,979
Other current assets	8,668	55,059
Total Current Assets	133,072	58,038

Non-current assets
Investment	1	1,019,961
Plant and equipment, net	41,667	-
Right of use asset	62,290	-
Security deposit	4,000	-
Total non-current assets	107,958	1,019,961
Total Assets	$241,030	$1,077,999

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$409,752	$314,523
Federal relief loans	60,292	-
Loans payable	23,403	61,631
Loans payable - Related parties	-	30,026
Convertible debt, net of unamortized discount of $930,671 and $371,387, respectively	597,410	359,362
Operating lease liability	43,049
Derivative liability	2,138,615	905,576
Total Current Liabilities	3,272,521	1,671,118

Non-current liabilities
Federal relief loans	151,310	-
Operating lease liability	19,241	-
Total Liabilities	3,443,072	1,671,118

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 191,121,339 and 128,902,124 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.*	19,112	12,890
Additional paid-in-capital*	23,046,384	21,579,022
Accumulated deficit	(26,267,538)	(22,185,031)
Total Stockholders’ Deficit	(3,202,042)	(593,119)
Total Liabilities and Stockholders’ Deficit	$241,030	$1,077,999

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	336,879	139,855	1,289,542	493,847
Depreciation and amortization	4,166	-	8,333	-
Total Expense	341,045	139,855	1,297,875	493,847

Loss from Operations	(341,045)	(139,855)	(1,297,875)	(493,847)

Investment impairment charge	-	-	(1,019,960)	-
Loss on debt conversion	(283,336)	(486,763)	(433,610)	(1,037,822)
Loss on settlement of liabilities	-	-	(50,082)
Penalty on convertible notes	-	(151,184)	-	(151,184)
Interest expense	(253,487)	(52,650)	(337,575)	(250,995)
Amortization of debt discount	(428,282)	(487,606)	(801,460)	(1,500,143)
Derivative liability movements	(380,556)	123,598	(101,945)	986,011
Other (expense) income	(20,000)	-	(40,000)	-
Loss before Income Taxes from continuing operations	(1,706,706)	(1,194,460)	(4,082,507)	(2,447,980)

Income Taxes	-	-	-	-

Net Loss from continuing operations	(1,706,706)	(1,194,460)	(4,082,507)	(2,447,980)

Loss from discontinued operations, net of income taxes	-	(592,852)	-	(1,084,616)

Net Loss	$(1,706,706)	$(1,787,312)	$(4,082,507)	(3,532,596)

Basic and diluted loss per share*
Continuing operations	$(0.01)	$(0.05)	$(0.02)	(0.15)
Discontinued operations	$-	$(0.02)	$-	(0.07)
	$(0.01)	$(0.07)	$(0.02)	(0.22)
Weighted Average Number of Shares Outstanding *
Basic and diluted	181,960,300	24,977,520	164,604,005	15,933,974

Other Comprehensive gain
Foreign currency translation adjustment	-	(2,286)	-	15,438

Total Comprehensive income (loss)	$(1,706,706)	$(1,789,598)	$(4,082,507)	$(3,517,158)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Settlement of liabilities	-	-	2,504,110	250	99,914	-	-	100,164
Conversion of debt to equity	-	-	1,692,764	169	105,966	-	-	106,135
Shares issued for services	-	-	535,714	54	29,946	-	-	30,000
Share subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	2,000,000	200	87,800	-	-	88,000
Fair value of Restricted Stock Awards	-	-	20,495,000	2,050	311,781	-	-	313,831
Net loss	-	-	-	-	-	(1,398,063)	-	(1,398,063)
Balance as of March 31, 2020	-	-	157,529,712	15,753	22,247,289	(23,583,094)	-	(1,320,052)
Conversion of debt to equity	-	-	5,330,737	533	154,933	-	-	155,466
Shares issued for services	-	-	282,146	28	13,472	-	-	13,500
Fair value of Restricted Stock Awards	-	-	-	-	62,765	-	-	62,765
Net loss	-	-	-	-	-	(977,738)	-	(977,738)
Balance as of June 30, 2020		-	163,142,595	16,314	22,478,459	(24,560,832)	-	(2,066,059)
Conversion of debt to equity	-	-	27,978,744	2,798	505,159	-	-	507,957
Fair value of Restricted Stock Awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,706,706)	-	(1,706,706)
Balance at September 30, 2020	-	$-	191,121,339	$19,112	$23,046,384	$(26,267,538)	$-	$(3,202,042)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2018	-	$-	8,883,952	$8,88	$14,865,765	$(18,455,925)	$380,907	$(3,208,365)
Conversion of debt to equity	-	-	2,437,616	2,44	677,719	-	-	677,963
Translation adjustment	-	-	-	-	-	-	10,019	10,019
Net loss	-	-	-	-	-	(866,843)	-	(866,843)
Balance as of March 31, 2019	-	$-	11,321,568	$1,132	$15,543,484	$(19,322,768)	$390,926	$(3,387,226)
Conversion of debt to equity	-	-	3,517,084	352	371,578	-	-	371,930
Shares issued for services			82,572	8	162,246	-	-	162,254
Translation adjustment	-	-	-	-	-	-	7,705	7,705
Net loss	-	-	-	-	-	(878,441)	-	(878,441)

Balance as of June 30, 2019	-	$-	14,921,224	$1,492	$16,077,308	$(20,201,209)	$398,631	$(3,723,778)
Conversion of debt to equity	-	-	15,476,673	1,548	943,993	-	-	945,541
Share subscriptions	-	-	650,000	65	64,935	-	-	65,000
Translation adjustment	-	-	-	-	-	-	(2,286)	(2,286)
Net loss	-	-	-	-	-	(1,787,312)	-	(1,787,312)
Balance at September 30, 2019	-	-	31,047,897	3,105	17,086,236	(21,988,521)	396,345	(4,502,835)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,082,507)	$(3,532,596)
Less: net loss from discontinued operations	-	1,084,616
Net loss from continuing operations	(4,082,507)	(2,447,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	101,945	(986,011)
Depreciation	8,333	-
Amortization of debt discount	801,460	1,500,143
Investment impairment charge	1,019,960	-
Loss on conversion of debt to equity	433,610	1,037,822
Loss on settlement of liabilities	50,164	-
Penalty on convertible notes	-	150,000
Convertible notes issued for services	-	53,516
Shares issued for services	43,500	-
Stock based compensation	527,362	162,254
Amortization of right of use asset	24,451	-
Changes in Assets and Liabilities
Other current assets	42,390	1,441
Accounts payable and accrued expenses	95,227	416,573
Operating lease liabilities	(24,451)	-
Interest accruals	7,253	220,934
Cash used in operating activities – continuing operations	(951,303)	108,692
Cash used in operating activities – discontinued operations	-	(632,428)
CASH USED IN OPERATING ACTIVITIES	(951,303)	(523,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment purchased	(50,000)	-
Net cash used in investing activities – continuing operations	(50,000)	-
Net cash used in investing activities – discontinued operations	-	(2,441)
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	(2,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	33,000	-
Proceeds from loans payable	85,000	199,455
Repayment of loans payable	(104,500)	-
Repayment of convertible notes	(703,164)	-
Proceeds from short term notes and convertible notes	1,602,100	300,327
Proceeds from federal relief funds	210,292	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,122,728	499,782

Effect of exchange rate changes on cash and cash equivalents	-	8,408

NET DECREASE IN CASH	121,425	(17,987)
CASH AT BEGINNING OF PERIOD	2,979	71,294
CASH AT END OF PERIOD	$124,404	$53,307

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$340,242	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Recognition of right of use lease	$86,741	$-
Conversion of convertible debt to equity	$769,558	$1,022,612
Settlement of liabilities with equity	$100,164	$74,662

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

Qpagos Corporation (“Qpagos”) was incorporated on May 1, 2015 under the laws of the state of Delaware to effectuate a reverse merger transaction with Qpagos, S.A.P.I. de C.V. (“Qpagos Mexico”) and Redpag Electrónicos S.A.P.I. de C.V. (“Redpag”). Each of the entities were incorporated in November 2013 in Mexico.

Qpagos Mexico was formed to process payment transactions for service providers it contracts with, and Redpag was formed to deploy and operate kiosks as a distributor.

On May 27, 2016 Asiya changed its name to QPAGOS.

On June 1, 2016, the board of directors of QPAGOS (the “Board”) changed the Company’s fiscal year end from October 31 to December 31.

On November 1, 2019, the Company changed its name from QPAGOS to Innovative Payment Solutions, Inc.

Also on November 1, 2019, immediately following the name change, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of the Company’s common stock, par value $0.0001 per share (the “common stock”) at a ratio of 1-for-10, effective on November 1, 2019 (the Reverse Stock Split”). As a result of the Reverse Stock Split, each ten pre-split shares of common stock outstanding automatically combined into one new share of common stock without any further action on the part of the holders, and the number of outstanding shares of common stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

On December 31, 2019, Innovative Payment Solutions consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi” or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. Innovative Payment Solutions no longer has any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

b)	Description of the business

Subsequent to the merger of Qpagos Corporation into IPSI and until the divestiture of Qpagos Corporation, Qpagos Mexico and Redpag, the Company’s focus was on the operations of Qpagos Corporation in Mexico. The Company’s current focus is on providing physical and virtual payment services to the United States market, leveraging the knowledge it obtained from the operations of Qpagos Corporation. On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag pursuant to the SPA, in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. The Company no longer has any business operations in Mexico and has retained its U.S. operations based in Northridge, California.

Qpagos Corporation, through its subsidiaries Qpagos Mexico and Redpag, provided physical and virtual payment services to the Mexican market. Qpagos Corporation provided an integrated network of kiosks, terminals and payment channels that enabled consumers in Mexico to deposit cash, convert it into a digital form and remit the funds to any merchant in our network quickly and securely. Qpagos Mexico helped consumers and merchants connect more efficiently in markets and consumer segments, such as Mexico, that are largely cash-based and lack convenient alternatives for consumers to pay for goods and services in physical, online and mobile environments.

c)	COVID-19 Outbreak

In March 2020, the outbreak of COVID-19 (also known as the coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While, to date, the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like.

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to local and state stay-at-home orders intended to contain the COVID-19 outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its books and records necessary to prepare the Company’s financial statements to be included in this Report.

The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will continue to impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2019, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “2019 10-K”).

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

The Company translated the assets and liabilities of its discontinued Mexican subsidiaries at the exchange rates in effect at the period end and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while transaction gains (losses) are included in net income (loss). All sales were to customers located in Mexico.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ materially from those estimates and judgments. In particular, significant estimates and judgments include those related to; the estimated useful lives for plant and equipment, investment valuation, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, those related to revenue recognition and the allowance for doubtful accounts.

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

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company evaluates the fair value of variably priced derivative liabilities on a quarterly basis and report any movements thereon in earnings.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. The recent global Covid-19 breakout has caused an economic crisis which may result in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities. In addition, businesses have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on its business and financial condition and has hampered the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

h)	Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-06, debt with Conversion and Other Options (subtopic 470-20): and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), certain accounting models for convertible debt instruments with beneficial conversion features or cash conversion features are removed from the guidance and for equity instruments the contracts affected are free standing instruments and embedded features that are accounted for as derivatives, the settlement assessment was simplified by removing certain settlement requirements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2021.

The effects of this ASU on the Company’s condensed consolidated financial statements is currently being assessed and is expected to have an impact on the treatment of certain convertible instruments and the derivative liabilities associated with these convertible instruments.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2020 and December 31, 2019, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2020 and December 31, 2019, the balance did not exceed the federally insured limit.

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

The Company recorded an impairment charge of $0 and $1,019,960 on its non-marketable equity securities for the three and nine months ended September 30, 2020, respectively. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

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

The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 606, Revenue.

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

The Company had the following sources of revenue during the nine months ended September 30, 2019 which was recognized on the basis described below.

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

The Company provides a secure means for end-users to pay for certain services, such as utilities through its kiosks. During the nine months ended September 30, 2019, the Company earned either a fixed per-transaction fee or a fixed percentage of the service sold. The Company acted as a collection agent and recognized the payment processing fee, net of any value-added taxes collected on behalf of the Mexican Revenue Authorities (with respect to revenue generated prior to the sale of the Mexican operations), when the funds were deposited into the kiosk and the customer had settled his liability or had acquired a prepaid service.

●	Revenue from the sale of kiosks.

During the nine months ended September 30, 2019, the Company imported, assembled and sold kiosks that were used to generate the revenues discussed above. Revenues were recognized on the full value of the kiosks sold, net of any sales taxation collected on behalf of the Revenue authorities, when the customers took delivery of the kiosk and all the risks and rewards of ownership were passed to the customer.

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

Prior to the Merger on May 12, 2016, all share-based payments were based on management’s estimate of market value of the Company’s equity. The factors considered in determining managements estimate of market value includes, assumptions of future revenues, expected cash flows, market acceptability of our technology and the current market conditions. These assumptions are complex and highly subjective, compounded by the business being in its early stage of development in a new market with limited data available.

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

ASC topic 815: Derivatives and Hedging (“topic 815”) generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

p)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3	GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred an operating loss since inception resulting in an accumulated deficit of $26,267,538 as of September 30, 2020 and has not generated sufficient revenue to cover its operating expenditure, raising substantial doubt about the Company’s ability to continue as a going concern. In addition to operational expenses, as the Company executes its US business plan, additional capital resources will be required. The Company will need to raise capital in the near term in order to continue operating and executing its new US business plan. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has acquired kiosks that it plans to deploy in the US market and establish a payment solution to certain demographic sectors, thereby generating revenues in the US market with an expected improvement in margins. In addition, the Company intends to raise additional equity or loan funds to meet its short-term working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern for at least the next twelve months from the date the financial statements were issued.

4	DISCONTINUED OPERATIONS

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corporation to Vivi. The operations of Qpagos Corporation and its two Mexican entities; Qpagos Mexico and Redpag which represent substantially all of its assets, are reported as discontinued operations.

The statement of operations from discontinued operations is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019

Net Revenue	$3,480,878	$7,550,475

Cost of Goods Sold	3,767,192	7,748,178

Gross profit	(286,314)	(197,703)

General and administrative	278,960	832,623
Depreciation and amortization and impairment costs	11,276	33,885
Total Expense	290,236	866,508

Loss from Operations	(576,550)	(1,064,211)

Other income (expense)	(866)	1,007
Foreign currency loss	(15,436)	(21,412)
Loss before taxation	(592,852)	(1,084,616)
Taxation	-	-
Loss from discontinued operations, net of taxation	(592,852)	$(1,084,616)

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5	INVESTMENT

Investment in Vivi Holdings, Inc.

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corporation, together with its 99.9% ownership interest of Qpagos Mexico and Redpag, to Vivi.

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

As of September 30, 2020, the Company impaired the carrying value of the investment in Vivi by $1,019,960 based on Vivi’s lack of ability to execute on its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic.

The shares in Vivi are unlisted as of September 30, 2020.

	September 30, 2020	December 31, 2019

Investment in Vivi Holdings, Inc.	$1,019,961	$1,019,961
Impairment provision	(1,019,960)	-
	$1	$1,019,961

6	LEASES

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

Right of use assets

Right of use assets included in the unaudited condensed consolidated Balance Sheet are as follows:

September 30, 2020

Non-current assets
Right of use assets, operating leases, net of amortization	$62,290

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Nine months ended September 30, 2020

Operating lease expense	$29,588

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2020	$11,835
2021	47,340
2022	7,890
67,065
Imputed interest	(4,775)
Total operating lease liability	$62,290

Disclosed as:
Current portion	$43,049
Non-current portion	19,241
$62,290

Other lease information:

Nine months ended September 30, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(29,588)

Remaining lease term – operating lease	17 months

Discount rate – operating lease	10.0%

7	FEDERAL RELIEF LOANS

Payroll Protection Program loan

On May 7, 2020, the Company received a Payroll Protection Program (“PPP”) loan through its bankers, Wells Fargo Bank, amounting to $60,292 earning interest at 1% per annum, maturing on May 5, 2022 and repayable in installments of $2,538 commencing on November 5, 2020. The Company may apply for the loan to be forgiven in whole or in part based on the loan being utilized for payroll costs, continuation of healthcare benefits, mortgage interest payments, rent, utility and interest payments on any other debt obligation. The Company anticipates that the loan will be forgivable.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7	FEDERAL RELIEF LOANS (continued)

Small Business Administration Disaster Relief loan

On July 7, 2020, the Company received a Small Business Economic Injury Disaster loan amounting to $150,000, bearing interest at 3.75% per annum and repayable in monthly installments of $731 commencing twelve months after inception with the balance of interest and principal repayable on July 7, 2050. The loan is secured by all tangible and intangible assets of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

8	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	September 30, 2020	December 31, 2019

Stanislav Minaychenko	4.0%	September 16, 2020	14,390	23,930
Maxim Pukhoskiy	4.0%	June 16, 2020	7,963	17,683
Dieter Busenhart	10.0%	January 17, 2021	1,050	-
Alexander Motorin	4.0%	December 23, 2020	-	20,018
Total loans payable			$23,403	$61,631

Interest expense totaled $767 and $1,148 for the three and nine months ended September 30, 2020, respectively, and $1,328 and $6,803 for the three and nine months ended September 30, 2019, respectively.

Stanislav Minaychenko

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Stanislav Minaychenko, the Company issued a promissory note to Mr. Minaychenko in settlement of $23,893 owing to him in terms of a service agreement dated September 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the nine months ended September 30, 2020, the Company repaid an aggregate principal amount of $10,000.

On July 1, 2020, the Company entered into an extension agreement with Stanislav Minaychenko, extending the maturity date to September 16, 2020.

The note is currently in default as we were unable to pay the outstanding balance by September 16, 2020. The note has no default penalties and we anticipate repaying the note as soon as we have sufficient funds.

The balance of the promissory note, including interest thereon at September 30, 2020 is $14,390.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the nine months ended September 30, 2020, the Company repaid an aggregate principal amount of $10,000.

The note is currently in default as we were unable to pay the outstanding balance by June 16, 2020. The note has no default penalties and we anticipate repaying the note as soon as we have sufficient funds.

The balance of the promissory note, including interest thereon at September 30, 2020 is $7,963.

Dieter Busenhart

On July 17, 2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

Between August 5, 2020 and September 16, 2020, the Company repaid $49,500 of the principal outstanding.

The balance of the promissory note, including interest thereon at September 30, 2020 is $1,050.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8	LOANS PAYABLE (continued)

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

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

					Unamortized	September 30, 2020	December 31, 2019
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	12%	November 12, 2020	-	-	-	-	11,643
	12%	December 23, 2020	-	-	-	-	1,543
	12%	January 22, 2021	-	-	-	-	-
	12%	July 13, 2021	63,000	1,636	(49,364)	15,272	-

GS Capital Partners, LLC	8%	August 14, 2019	-	-	-	-	27,557
	8%	August 14, 2019	-	-	-	-	174,789
	8%	February 4, 2020	-	-	-	-	49,243

Crown Bridge Partners, LLC	8%	August 31, 2019	-	-	-	-	30,803
	8%	October 16, 2019	-	-	-	-	30,387

Odyssey Funding LLC	10%	November 15, 2020	-	-	-	-	27,658
	10%	January 13, 2021	-	-	-	-	-

Black Ice Advisors, LLC	10%	November 25, 2020	-	-	-	-	5,739

Adar Alef, LLC	10%	February 5, 2021	-	-	-	-	-

LG Capital Funding LLC	10%	February 24, 2021	-	-	-	-	-

Cavalry Fund I LP	10%	June 30, 2021	300,000	7,479	(202,193)	105,286	-
	10%	July 31, 2021	300,000	5,014	(126,476)	178,538	-
	10%	September 24, 2021	114,000	187	(112,126)	2,061	-

Mercer Street Global Opportunity Fund, LLC	10%	August 3, 2021	400,000	6,356	(168,885)	237,471	-

Pinz Capital Special Opportunities Fund LP	10%	August 5, 2021	100,000	1,534	(52,372)	49,162	-

Iroquois Master Fund Ltd.	10%	September 16, 2021	228,000	875	(219,255)	9,620	-

Total convertible notes payable			$1,505,000	$23,081	$(930,671)	$597,410	$359,362

Interest expense, including penalty interest totaled $241,652 and $324,953 for the three and nine months ended September 30, 2020, respectively and $324,953 and $158,500 for the three and nine months ended September 30, 2019, respectively.

Amortization of debt discount totaled $428,282 and $799,451 for the three and nine months ended September 30, 2020, respectively and $801,460 and $1,500,143 for the three and nine months ended September 30, 2019, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three and nine months ended September 30, 2020 was $1,144,484 and $1,471,234, respectively and for the three and nine months ended September 30, 2019 was $33,327 and $1,027,684, respectively.

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

Between July 8, 2020 and July 20, 2020, the Company repaid the remaining principal and interest outstanding of $59,580, thereby extinguishing the note.

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

On July 8, 2020, the Company repaid the remaining principal and interest on the note, including penalty interest thereon of $90,447, thereby extinguishing the note.

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

On July 15, 2020, the Company repaid the remaining principal and interest on the note, including penalty interest thereon of $63,294, thereby extinguishing the note.

●

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

The balance of the note plus accrued interest at September 30, 2020 was $15,272. After unamortized debt discount of $49,364.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC

●

On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note had a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note up to 180 days, provided it makes a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

As of August 14, 2019, the note was in default and accrued interest at the default interest rate of 24% per annum.

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

As of August 14, 2019 the note was in default and accrued interest at the default interest rate of 24% per annum.

On July 20, 2020, in terms of a conversion notice received from GS Capital Partners, converting an aggregate principal amount of $35,000 and interest thereon of $10,418 at a conversion price of $0.0083 per share into 5,466,723 shares of common stock.

On August 10, 2020, the Company repaid the remaining principal and interest on the note, including penalty interest thereon of $150,704, thereby extinguishing the note.

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

As of August 31, 2019 the note was in default and interest accrued at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

On March 11, 2020, the Company received a conversion notice from Crown Bridge Partners, converting an aggregate principal amount of $7,586 and fees thereon of $500, at a conversion price of $0.01444 into 560,000 shares of common stock.

On August 31, 2020, the Company repaid the remaining principal and interest on the note of $24,032, thereby extinguishing the note.

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

As of October 31, 2019 the note was in default and accrued interest at the default interest rate of 12% per annum and the note holder may require the Company to pay a penalty of 50% of the value of the note outstanding, including default interest.

On August 31, 2020, the Company repaid the remaining principal and interest on the note of $31,587, thereby extinguishing the note.

Odyssey Funding, LLC

●

On November 15, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $200,000 to Odyssey Funding, LLC. The note has a maturity date of November 15, 2020 and a coupon of 10% per annum. The Company had the right to prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

On August 3, 2020, the Company repaid the principal and interest on the note, including penalty interest thereon of $207,421, thereby extinguishing the note.

●

On January 13, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 to Odyssey Funding, LLC. The note had a maturity date of January 13, 2021 and a coupon of 10% per annum. The Company had the right to prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

On July 17, 2020, the Company repaid the principal and interest on the note, including penalty interest thereon of $152,349, thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Black Ice Advisors, LLC

On November 25, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $52,500 to Black Ice Advisors, LLC. The note had a maturity date of November 25, 2020 and a coupon of 10% per annum. The Company had the right to prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

Between May 27, 2020 and June 8, 2020, the Company received notices of conversion from Black Ice Advisors, LLC converting $37,000 of principal into 1,970,588 shares of common stock at an average conversion price of $0.0188. The Company incurred a loss on conversion of $38,371.

On July 9, 2020, the Company repaid the remaining principal and interest on the note, including penalty interest thereon of $25,975, thereby extinguishing the note.

Adar Alef, LLC

On February 5, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $105,000 to Adar Alef, LLC. The note had a maturity date of February 5, 2021 and a coupon of 10% per annum. The Company had the right to prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

On August 5, 2020, the Company repaid principal and interest on the note, including penalty interest thereon of $78,765.

On September 9, 2020, in terms of a conversion notice received, Adar Alef, LLC converted $55,563 of principal and interest into 5,556,250 shares of common stock, thereby extinguishing the note.

LG Capital Funding, LLC

On February 24, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,750 to LG Capital Funding LLC. The note has a maturity date of February 24, 2021 and a coupon of 10% per annum. The Company had the right to prepay the note with prepayment penalties ranging from 120% to 145%. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 58% of the lowest trading price during the previous fifteen trading days.

On August 25, 2020, the Company repaid the principal and interest on the note, including penalty interest thereon of $119,819, thereby extinguishing the note.

Cavalry Fund LLP

●

On July 1, 2020, the Company closed a transaction with Cavalry Fund I LP (“Cavalry”), pursuant to which the Company received net proceeds of $246,600, after certain expenses in exchange for the issuance of a $300,000 Senior Secured Convertible Note (“Initial Note”), with an original issue discount of 12.5% or $37,500, bearing interest at 10% per annum and maturing on June 30, 2021, the initial Note is convertible into shares of common stock at an initial conversion price of $0.035 per share, in addition, the Company issued a warrant exercisable over 8,571,428 shares of common stock at an initial exercise price of $.0.05 per share.

The Initial Note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Initial Note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Initial Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the Initial Note plus accrued interest at September 30, 2020 was $105,286, after unamortized debt discount of $202,193.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry Fund LLP (continued)

●

Cavalry had agreed to purchase an additional $300,000 Senior Secured Convertible Note (the “Second Note”); from the Company upon the same terms as the Initial Note, within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Notes and upon exercise of the Warrants being declared effective by the SEC. On July 28, 2020 the registration statement was declared effective and on July 31, 2020, the Company received the additional net proceeds of $262,500. In addition, the Company issued a warrant exercisable over 8,571,429 shares of common stock at an initial exercise price of $0.05 per share.

The Second Note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Second Note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Second Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the Second Note plus accrued interest at September 30, 2020 was $178,538, after unamortized debt discount of $126,476.

●

On September 24, 2020, the Company closed a transaction with Cavalry Fund I LP (“Cavalry”), pursuant to which the Company received net proceeds of $99,750, after certain expenses in exchange for the issuance of a $114,000 Senior Secured Convertible Note (the “Third Note”), with an original issue discount of $14,000, bearing interest at 10% per annum and maturing on September 24, 2021, the Third Note is convertible into shares of common stock at an initial conversion price of $0.035 per share, in addition, the Company issued a warrant exercisable over 3,257,143 shares of common stock at an initial exercise price of $0.05 per share.

The Third Note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Third Note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Third Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the Third Note plus accrued interest at September 30, 2020 was $2,061, after unamortized debt discount of $112,126.

In connection with the Securities Purchase Agreement, the Company entered into for the sale of the initial Note and the Second Note, the Company entered into a Registration Rights Agreement, dated June 30, 2020 with Cavalry pursuant to which it is obligated to file a registration statement with the SEC within sixty (60) days after the date of the agreement to register the resale by the Investor of the Conversion Shares and Warrant Shares, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within seventy five (75) days after the registration statement is filed.

The Company has pledged substantially all of its assets as security for amounts due under the Initial Note, Second Note and Third Note, upon the terms and subject to the conditions set forth in a Security Agreement, dated June 30, 2020, between the Company and Cavalry.

Mercer Street Global opportunity Fund, LLC

On August 3, 2020, the Company closed a transaction with Mercer Street Global Opportunity Fund, LLC, (“Mercer”), pursuant to which the Company received net proceeds of $350,000, after an original issue discount of $50,000 in exchange for the issuance of a $400,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on August 3, 2021, the note is convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 11,428,571 shares of common stock at an initial exercise price of $0.05 per share.

The note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the note plus accrued interest at September 30, 2020 was $237,471, after unamortized debt discount of $168,885.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Pinz Capital Special Opportunities Fund, LP

On August 5, 2020, the Company closed a transaction with Pinz Capital Special Opportunities Fund, LP (“Pinz”), pursuant to which the Company received net proceeds of $87,500, after an original issue discount of $12,500 in exchange for the issuance of a $100,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on August 5, 2021, the note is convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 2,857,143 shares of common stock at an initial exercise price of $0.05 per share.

The note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the note plus accrued interest at September 30, 2020 was $49,162, after unamortized debt discount of $52,372.

Iroquois Master Fund Ltd.

On September 16, 2020, the Company closed a transaction with Iroquois Master Fund Ltd., pursuant to which the Company received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on September 16, 2021, the note is convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 6,514,286 shares of common stock at an initial exercise price of $0.05 per share.

The note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the note plus accrued interest at September 30, 2020 was $9,620, after unamortized debt discount of $219,255.

10	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 9 above and certain warrants disclosed in note 11 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

During the nine months ended September 30, 2020, an additional $1,131,094 was raised as a derivative liability on variably priced convertible notes.

The value of this derivative financial liability was re-assessed at September 30, 2020, and $101,945 was charged to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE LIABILITY Continued)

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2020	Year ended December 31, 2019
Conversion price	$0.016 to 2.00	$0.02 to 2.00
Risk free interest rate	0.11 to 1.53%	1.53 to 2.59%
Expected life of derivative liability	1 to 12 months	1 to 12 months
Expected volatility of underlying stock	11.7 to 222.6%	148.5 to 224.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	September 30, 2020	December 31, 2019

Opening balance	$905,576	$1,833,672
Derivative financial liability arising from convertible note	1,131,094	1,053,842
Fair value adjustment to derivative liability	101,945	(1,981,938)
	$2,138,615	$905,576

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 191,121,339 and 128,902,124 shares of common stock as of September 30, 2020 and December 31, 2019.

The following common shares were issued by the Company during the nine months ended September 30, 2020.

●	In terms of debt conversion notices received between January 28, 2020 and September 9, 2020, the Company issued an aggregate of 35,002,245 shares of common stock for the conversion of $335,948 of convertible debt, realizing a loss on conversion of $433,610 and in terms of debt exchange agreements entered into on January 7, 2020, the Company issued an aggregate of 2,504,110 shares of common stock, in settlement of $50,082 of loans payable, resulting in a net loss on exchange of $50,082.

●	In terms of subscription agreements entered into with investors on February 20, 2020 and March 16, 2020, the Company issued 1,400,000 shares of common stock for gross proceeds of $33,000.

●	In terms of an agreement entered into with a supplier, the Company issued 535,714 shares of common stock valued at $30,000 on grant date, as partial compensation for services provided.

●	In terms of an employment agreement entered into with the Company’s Chief Operating Officer, the Company issued 282,146 shares of common stock valued at $13,500.

●	The Company granted a director 2,000,000 shares of common stock for services to be rendered as a director of the Company, these shares were valued at grant date at $88,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

The following restricted stock awards were made during the nine months ended September 30, 2020.

(a)	An aggregate of 5,123,750 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on January 1, 2020. These restricted shares were valued at $251,064 or $0.049 per share, the market price of the Company’s common stock on grant date.

(b)	An aggregate of 15,371,250 shares of restricted common stock were issued to our Chief Operating Officer in terms of an employment agreement entered into with him. These shares are restricted and vest over a three year period commencing on December 31, 2020. These restricted shares were valued at $753,191 or $0.049 per share, the market price of the Company’s common stock on grant date.

The restricted stock granted and exercisable at September 30, 2020 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	5,123,750	$0.049

The Company has recorded an expense of $62,766 and $439,362 for the three months and nine months ended September 30, 2020, respectively, relating to the restricted stock awards.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of September 30, 2020 and December 31, 2019.

d.	Warrants

In connection with the subscription agreement entered into with an investor, a three year warrant exercisable for 1,000,000 shares of common stock was granted to the investor, together with 1,000,000 shares of common stock for subscription proceeds of $25,000.

In terms of the Senior Secured convertible notes entered into with various noteholders as described in note 9 above, the Company issued five year warrants exercisable for a total of 41,200,000 shares of common stock at an initial exercise price of $0.05 per share. The warrants have a cashless exercise option and an exercise limitation based on a certain beneficial ownership percentage of 4.99% which may be adjusted to 9.99%. The Company has a mandatory exercise right if the closing price of the common stock trades above $0.15 per share for ten consecutive days and trading volume is at least $250,000. The exercise price of the warrant is adjustable under the following conditions; i) subsequent equity sales are at a price below the exercise price of the warrant; ii) the Company issues options with an exercise price lower than the exercise price of the warrants; iii) issues convertible securities which are convertible into common stock at a price lower than the warrant exercise price; and iv) the option exercise price or rate of conversion for convertible securities results in a lower exercise price than the exercise price of the warrants.

As long as the senior secured convertible debt which resulted in these warrant being issued, is still outstanding, the warrants will have a full rachet increase right upon a change in the exercise price of the warrant as described above. The increase in warrants will be determined by multiplying the exercise price of the warrant immediately before a change in exercise price has occurred by the number of warrants outstanding, and dividing the product obtained by the revised exercise price.

The warrant holders also have the option to acquire subsequent rights offering rights, under certain circumstances and is entitled to pro-rata distributions made by the Company in assets or securities other than common stock.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants include a fundamental transaction clause which will give the warrant holder the right on an as converted basis to the proceeds which common shareholders would be entitled to as a result of a fundamental transaction. Notwithstanding the aforementioned rights, provided the warrants are not registered under an effective registration statement, the holder of the warrant has the right to receive cash equal to the Black-Scholes value of the unexercised portion of the warrant in accordance with the terms of the warrant agreement.

The fair value of the warrants issued were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2020
Conversion price	$0.05
Risk free interest rate	1.35%
Expected life of derivative liability	3 years
Expected volatility of underlying stock	190.4 to 216.9%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2019 to September 30, 2020 is as follows:

	Shares Underlying Warrants*	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	852,775	$2.00 to 6.25	$5.10
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2019	852,775	$2.00 to 6.25	$5.10
Granted	42,200,000	0.05	0.05
Forfeited/Cancelled	(536,775)	2.00 to 6.25	4.42
Exercised	-	-	-
Outstanding September 30, 2020	42,516,000	$0.05 to 6.25	$0.10

The warrants outstanding and exercisable at September 30, 2020 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$6.25	316,000	0.12		316,000
$0.05	42,200,000	4.80		42,200,000
	42,516,000	4.76	$0.10	42,516,000	$0.10	4.76

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2020 and December 31, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

On June 18, 2018, the Company established its 2018 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and the stockholders of the Company by providing directors, officers, employees and consultants of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The Plan terminates after a period of ten years in June 2028.

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

No options were granted for the three and nine months ended September 30, 2020.

A summary of option activity during the period January 1, 2019 to September 30, 2020 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	200,000	$0,40	$0,40
Granted	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Exercised	-	-	-
Outstanding December 31, 2019	100,000	0.40	0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2020	100,000	$0.40	$0.40

The options outstanding and exercisable at September 30, 2020 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
0.40	100,000	8.50	$0.40	100,000	$0.4	8.50

The options outstanding have an intrinsic value of $0 and $0 as of September 30, 2020 and December 31, 2019.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the nine months ended September 30, 2020 and 2019 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three and nine months ended September 30, 2020 (Shares)	Three and nine months ended September 30, 2019 (Shares)

Convertible debt	43,659,481	54,292,074
Stock options	100,000	200,000
Warrants to purchase shares of common stock	42,659,520	852,775
	86,419,001	55,344,849

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On March 18, 2020, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock in terms of the Stock Incentive Plan.

William Corbett

Effective January 1, 2020, the Company granted Mr. Corbett, the Chief Executive Officer of the Company, a total of 20,495,000 restricted shares of common stock of which 5,123,750 vested immediately and a further 15,371,250 which vest annually and equally over a three year period commencing on December 31, 2020.

Effective June 24, 2020, the Company entered into an executive employment agreement with William Corbett, (the “Corbett Employment Agreement”) to employ Mr. Corbett as the Company’s Chief Executive Officer for a term of three (3) years, provide for an annual base salary of $150,000, provide for a signing bonus of $25,000, structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments as may be determined by the Company’s board of directors and provide for severance in the event of a termination without cause in amount equal to equal to fifty percent (50%) of his annual base salary rate then in effect, provided that if such termination without cause occurs after an Acquisition of the Company, Mr. Corbett will be entitled to receive severance in an amount equal to equal to 100% of his annual base salary rate then in effect.

The Corbett Employment Agreement provides for the grant to Mr. Corbett of 5,123,750 shares of the Company’s common stock, which are fully vested and not subject to forfeiture.

On June 24, 2020, the Company entered into a restricted stock agreement with Mr. Corbett pursuant to which the Company granted him a restricted stock award of 15,371,250 shares of the Company’s common stock, which forfeiture restriction lapse 33%, 33% and 34%, respectively, on the first, second and third anniversary of the date of grant.

On June 24, 2020, the Company entered into an indemnification agreement with Mr. Corbett to indemnify him, in connection with his position of employment with Company and in the discharge of his duties and responsibilities to Company, to the maximum extent allowed under the laws of the State of Nevada. The Company is not be required or obligated to indemnify Mr. Corbett to extent it would violate the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the rules and regulations thereunder.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

LOANS PAYABLE

Description	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019

Vladimir Skigin	4%	December 12, 2020	-	30,026
Loans payable - Related parties			$-	$30,026

Interest expense amounted to $8,413 and $23,248 for the three and nine months ended September 30, 2020 and 2019, respectively.

Vladimir Skigin

Mr. Skigin is considered to be a related party as his shareholding and that of the Companies under his control exceeds 5%.

●	Promissory note

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

The future minimum lease commitments are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due	$67,065
Imputed interest	(4,775)
Total operating lease liability	$62,290

Disclosed as:
Current portion	$43,049
Non-current portion	19,241
$62,290

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15	SUBSEQUENT EVENTS

Convertible debt issued

On October 20, 2020, the Company closed a transaction with Mark Geist (“Geist”), pursuant to which the Company received net proceeds of $25,025, after an original issue discount of $3,575 in exchange for the issuance of a $28,600 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on October 20, 2021, the note is convertible into shares of common stock at an initial conversion price of $0.035 per share, in addition, the Company issued a warrant exercisable over 817,143 shares of common stock at an initial exercise price of $0.05 per share.

The note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on May 14, 2020. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (this “Report”). Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based solely upon the financial performance of Innovative Payment Solutions, Inc.

Overview and Financial Condition

We intend to continue to expand our operations in the United States with a focus initially on Southern California. We are also exploring acquisition opportunities that we believe will be accretive to our business.

We offer a simple payment solution for consumers and businesses. We have plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E-wallet ecosystem. The kiosks are currently located in our warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by the novel coronavirus outbreak (“COVID-19”), businesses have been suspended due to local and state stay-at-home orders intended to contain the COVID-19 outbreak and many people have been forced to work from home in those areas. As a result, installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on favorable terms.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019

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

General and administrative expenses

General and administrative expenses were $336,879 and $139,855 for the three months ended September 30, 2020 and 2019, respectively, an increase of $197,024 or 140.9%. The increase is primarily due to salaries and wage expenses of $114,360 including restricted stock award expenses for restricted stock issued to our CEO, in the prior period all payroll expenses were for operational personnel located at the Mexican operating sites, an increase in professional fees, including legal fees of $50,572 due to new business development initiatives, the balance of the increase consists of several minor cost increases.

Depreciation

Depreciation was $4,166 and $0 for the three months ended September 30, 2020 and 2019, respectively, an increase of $4,166. Depreciation during the current period represents depreciation on the kiosks received from Qpagos Mexico.

Loss on debt conversion

Loss on debt conversion was $283,336 and $486,763 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $203,427 or 41.8%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the three months ended September 30, 2020 and 2019, $224,620 and $458,277 of principal and interest was converted into equity.

Interest expense, net

Interest expense was $253,487 and $52,650 for the three months ended September 30, 2020 and 2019, respectively, an increase of $200,837 or 381.5%. The increase is primarily due to penalty interest amounting to $211,425 incurred on settlement of several convertible notes before conversion during the current period

Amortization of debt discount

Amortization of debt discount was $428,282 and $487,606 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $59,324 or 12.2%. The decrease is primarily due to the timing of new debt with associated debt discount issued during the current period, several new convertible loans were advanced to the Company during the second half of the current quarter to settle convertible notes with less favorable terms.

Derivative liability movements

Derivative liability movements were $(380,556) and $123,598 for the three months ended September 30, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2020.

Net loss from continuing operations

We incurred a net loss of $1,706,706 and $1,194,460 for the three months ended September 30, 2020 and 2019 respectively, an increase in loss of $512,246 or 42.9%, primarily due to the increase in general and administrative expenses, the increase in interest expense and the net movement in derivative liabilities offset by a reduction in the loss on debt conversion, as discussed above.

Loss from discontinued operations

The loss from discontinued operations was $0 and $592,852 the three months ended September 30, 2020 and 2019, respectively. The decrease was due to our sale of our Mexican operations effective December 31, 2019.

Net loss

Net loss was $1,706,706 and $1,787,312 for the three months ended September 30, 2020 and 2019, respectively, a decrease in loss of $80,606 or 4.5%. The decrease is due to the loss realized on discontinued operations in the prior year offset by the increase in net loss from continuing operations in the current period, discussed in detail above.

Results of Operations for the Nine Months Ended September 30, 2020 and September 30, 2019

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

General and administrative expenses

General and administrative expenses were $1,289,542 and $493,847 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $795,695 or 161.1%. The increase is primarily due to the issuance of restricted stock to our CEO with a related expense of $439,362, directors fees of $88,000 during the current period, an increase in professional fees of $209,977 related to the development of our platform for the US market and certain payroll expenses of $134,073 incurred during the current period.

Depreciation

Depreciation was $8,333 and $0 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $8,333. Depreciation during the current period represents depreciation on the kiosks received from Qpagos Mexico.

Investment impairment charge

Investment impairment charge was $1,019,960 and $0 for the nine months ended September 30, 2020 and 2019, respectively, the Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $433,610 and $1,037,822 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $604,212 or 58.2%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the nine months ended September 30, 2020 and 2019, $335,948 and $953,612, respectively, of principal and interest was converted into equity.

Loss on settlement of liabilities

Loss on settlement of liabilities was $50,082 and $0 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $50,082. The loss on settlement of liabilities represents the settlement of certain promissory notes during the current period by the issuance of 1,692,764 shares of common stock at a discount to current market prices.

Interest expense

Interest expense was $337,575 and $250,995 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $86,580 or 34.5%. The increase is primarily due to the penalty interest incurred on the cash settlement of convertible debt resulting in penalty interest of $238,080 offset by a reduction in interest expense due to the timing of new convertible debt taken out during the current period.

Amortization of debt discount

Amortization of debt discount was $801,460 and $1,500,143 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $698,683 or 46.6%. The decrease is primarily due to the timing of new convertible debt advanced during the third quarter of the current period.

Derivative liability movements

Derivative liability movements were $(101,945) and $986,011 for the nine months ended September 30, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2020.

Net loss from continuing operations

We incurred a net loss of $4,082,507 and $2,447,980 for the nine months ended September 30, 2020 and 2019 respectively, an increase in loss of $1,634,527 or 66.8%, primarily due to the increase in general and administrative expenses, the investment impairment charge and the reduction in the derivative liability gain, offset by a reduction in loss on debt conversion and the amortization of debt discount as discussed above.

Loss from discontinued operations

The loss from discontinued operations was $0 and $1,084,616 the nine months ended September 30, 2020 and 2019, respectively. We sold our Mexican operations effective December 31, 2019.

Net loss

Net loss was $4,082,507 and $3,532,596 for the nine months ended September 30, 2020 and 2019, respectively, an increase in loss of $549,911 or 15.6%. The increase is due to the increase in net loss from continuing operations offset by the loss from discontinued operations, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt securities.

We incurred an accumulated deficit of $26,267,538 through September 30, 2020 and incurred negative cash flow from operations of $951,303 for the nine months ended September 30, 2020. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and we will be required to raise additional funding.

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

At September 30, 2020, we had cash of $124,404 and a negative working capital of $3,139,449, including a derivative liability of $2,138,615. There is substantial doubt about our ability to continue as a going concern. After eliminating the derivative liability our working capital deficit is $1,000,834. We believe that the current cash balances together with revenue anticipated to be generated from operations will not be sufficient to meet our current working capital needs and as mentioned above, we will seek further funding from either equity issues or further debt funding, should we not be successful, we may have to curtail our operations significantly. Due to the COVID-19 pandemic our ability to generate revenue has been significantly impacted and it is difficult to determine when we my start to generate revenue from operations.

We utilized cash of $951,303 and generated cash of $108,692 from continuing operations for the nine months ended September 30, 2020 and 2019, respectively and utilized cash of $0 and $632,428 from discontinued operations for the nine months ended September 30, 2020 and 2019, respectively. Overall cash utilized in operations increased by $427,567, primarily due to penalty interest incurred on the settlement of convertible debt.

We acquired terminals for gross proceeds of $50,000 from Qpagos Corporation during the nine months ended September 30, 2020, in terms of the SPA agreement entered into with Vivi Holdings in December 2019. During the nine months ended September 30, 2019 we had minimal investment activity.

Cash provided by financing activities during the nine months ended September 30, 2020 was primarily comprised of $1,602,100 of proceeds from short term notes and convertible notes and to a lesser extent share issuances of $33,000 and proceeds from Federal relief funds of $210,292, which was offset by $807,664 in repayment of loans payable and repayment of convertible notes.  Cash provided by financing activities during the nine months ended September 30, 2019 was primarily comprised of $499,782 of proceeds from short term notes and convertible notes and proceeds from loans payable.

At November 1, 2020, we had outstanding notes in the principal amount of $1,533,600

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in February 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2020	$11,835
2021	47,340
2022	7,890
67,065

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), our principal executive officer who is also its interim Chief Financial Officer (“CFO”), our principal accounting and financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2020 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure regarding risk factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the quarter ended September 30, 2020 transactions that were not registered under the Securities Act.

Issuance of common stock

In terms of debt conversion notices received between July 8, 2020 and September 9, 2020, we issued an aggregate of 27,798,744 shares of common stock in settlement of $790,527 of convertible notes payable. The shares were issued in reliance upon Section 3(a)(9).

Item 3. Defaults Upon Senior Securities

As of June 16, 2020, we are in default in payment of a note issued to Maxim Pukhoskiy on December 17, 2019. As of September 30, 2020, the balance of the note plus accrued interest was $7,963.

As of September 16, 2020, we are in default in payment of a note issued to Stanislav Minaychenko on December 17, 2019. As of September 30, 2020, the balance of the note plus accrued interest was $14,390.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Form of 10% Original Issue discount Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))
4.2	Warrant Agreement dated June 30, 2020 (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))
4.3	Warrant Issued to Cavalry Fund I LP, dated July 31, 2020 (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed August 6, 2020 (File no. 000-55648))
4.4	Warrant issued to Mercer Street Global Opportunity Fund, LLC, dated August 3, 2020 (incorporated by reference to exhibit 4.3 to the Current Report on Form 8-K filed August 6, 2020 (File no. 000-55648))
4.5	Warrant issued to Pinz Capital Special Opportunities Fund, LP, dated August 5, 2020 (incorporated by reference to exhibit 4.4 to the Current Report on Form 8-K filed August 6, 2020 (File no. 000-55648))
4.6	Form of 10% Original Issue discount Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2020 (File no. 000-55648))
4.7	Warrant Agreement dated September 16, 2020 (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed September 21, 2020 (File no. 000-55648))
4.8	Form of 10% Original Issue discount Senior Secured Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 30, 2020 (File no. 000-55648))
4.9	Warrant Agreement dated September 24, 2020 (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed September 30, 2020 (File no. 000-55648))
10.1	Securities Purchase Agreement between the Registrant and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))
10.2	Registration Rights Agreement between the Registrant and Cavalry Fund I LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 2, 2020 (File no. 000-55648))
10.3	Security Agreement dated June 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 2, 2020 (File no. 000-55648))
10.4	Securities Purchase Agreement between the Registrant and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2020 (File no. 000-55648))
10.5	Amended and Restated Security Agreement dated as of August 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 6, 2020 (File no. 000-55648))
10.6	Registration Rights Agreement between the Registrant and Cavalry Fund I LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 6, 2020 (File no. 000-55648))
10.7	Registration Rights Agreement between the Registrant and Cavalry Fund I LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 6, 2020 (File no. 000-55648))
10.8	Securities Purchase Agreement between the Registrant and Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 21, 2020 (File no. 000-55648))
10.9	Registration Rights Agreement between the Registrant and Iroquois Master Fund Ltd Cavalry Fund I LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 21, 2020 (File no. 000-55648))
10.10	Securities Purchase Agreement between the Registrant and Cavalry Fund I LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 30, 2020 (File no. 000-55648))
10.11	Registration Rights Agreement between the Registrant and Cavalry Fund I LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2020 (File no. 000-55648))
31.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: November 13, 2020	By:	/s/ William Corbett
William Corbett
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)