Form 10-K
period 2020-12-31
Innovative Payment Solutions, Inc.
filed 2021-03-31
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number – 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	33 - 1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19355 Business Center Drive, #9

Northridge, CA 91324

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,507,579 (based upon the closing sale price of the registrant’s common stock reported on June 30, 2020). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 17, 2021, the issuer had 329,838,982 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (this “Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business”, and Part II, Item 7”, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Innovative Payment Solutions,” refer to Innovative Payment Solutions, Inc. and its subsidiaries. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

SUMMARY RISK FACTORS

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors set forth under the caption “Risk Factors” in Item 1A in Part I of this Annual Report.

Risks Relating to our Company

●	We have had very limited operations to date with our new business model.

●	We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

●	The COVID-19 pandemic has caused a delay in our roll out plans which has negatively impacted our ability to generate revenue and operations and our results of operations.

●	If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

●	We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	Servicing our debt requires a significant amount of cash and certain covenant restrictions under our indebtedness may limit our ability to operate our business.

●	We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

Risks Relating to our Kiosk Business

●	The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

●	There is uncertainty as to market acceptance of our technology and services.

●	We rely on an outside vendor for the supply of key kiosk parts and the partial or complete loss of this supplier could cause customer supply or production delays and as a result potentially a loss of revenues.

●	We are subject to the economic risk and business cycles of our merchants and agents and the overall level of consumer spending.

●	A decline in the use of cash as a means of payment may result in a decline in the use of our kiosks and terminals.

●	Our business operations are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

●	We are not currently subject to extensive government regulation; however, we could be subject to extensive government regulation once we implement our cryptocurrency operations, and there can be no guarantee that new regulations applicable to our business will not be enacted.

Risks Related to our Plans to Launch Various Digital Payment Cryptocurrency Products

●	There can be no assurance that we will be successful in developing digital payment cryptocurrency products.

●	We will be dependent upon the growth of the blockchain industry in general, as well as the networks on which we will rely to issue and transact utilizing IPSI Stable Coin and IPSI Wallet, all of which is subject to a high degree of uncertainty.

●	The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

General Risk Factors

●	The laws and regulations regarding our industry is constantly evolving and failure to comply adversely impact our business.

●	Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

●	Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

●	We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

●	Certain of our officers may have a conflict of interest.

Risks Relating to our Securities

●	There is currently a limited public trading market for our common stock and an active market may never develop.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

●	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

●	Our investors’ ownership may be diluted in the future.

Item 1. Business

Company Overview

We are a provider of next generation digital payment solutions and services to businesses and consumers. Our business model has substantially changed during the course of 2020. We have focused on developing a technology driven digital infrastructure via IPSIPay Platform and IPSIPay applications and have plans to launch various digital payment cryptocurrency products, including, IPSI Pay, IPSI Stable Coin, IPSI Wallet and IPSI Payroll, using blockchain technology. We are developing a flexible ecosystem that will enable businesses and customers to adopt and utilize IPSIPay prepaid card services, integrated payment service solutions in US and Mexico, money transfer to and from US swiftly at minimal cost compared to traditional money transfer service providers, utilizing stable dollar backed coins thus allowing small businesses and consumers to have access to various payment routes previously not available to them. We also intend to use our kiosk payment system and service in US.

Our initial introduction into virtual payment services was launched in the Mexican market in the third quarter of 2014 where we had an integrated a network of kiosks, terminals and payment channels that enabled consumers to deposit cash, convert it into digital form and remit the funds to any merchant in our network swiftly and securely. We helped consumers and merchants connect more efficiently in markets and consumer segments that are largely cash-based and lack convenient alternatives to pay for services in physical, online or mobile environment.

On August 5, 2019, we entered into a Stock Purchase Agreement (“SPA”) with Vivi Holdings to sell to Vivi Holdings, our Mexican operations for 2,250,000 shares of common stock of Vivi Holdings (the “Stock Sale”), of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The sale of the Mexican operations pursuant to the SPA was closed on December 31, 2019 after the receipt of a final fairness opinion and the approval of our shareholders. We no longer have any business operations in Mexico and our business is now focused on our U.S. operations based in Calabasas, California.

Our Strategy

We offer a simple payment solution for consumers and businesses. We have plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in our warehouses in Southern California awaiting re-engineering and installation. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms. During this delay, we decided to take reengineer our kiosks to provide for additional functionality and features.

Our mission is to leverage our four-years of experience that we had with our Mexican kiosks and build out a US only kiosk network in Southern California that will allow the majority of the Southern California market to transfer money to Mexico at a lower cost than their current options and make payments to Mexican vendors as well.

The launch of the kiosks in Southern California will be directed toward the heavily trafficked Mexican grocery stores, convenience stores, check cashing businesses, and gas stations. Our goal is to develop a distribution network of kiosks that allow our clients to enhance their customer experience by combining mobile and hardware interfaces, such as IPSI Wallet, our mobile wallet under development, coupled with self-service kiosks into a seamless customer centric ecosystem.

Business Model

Our primary source of revenue is expected to come from commissions and fees from money transfers. We also expect to derive revenue from a second screen on the kiosks which will be an ad driven revenue producer. Over the last 4 years we established the model, with over $11,000,000 in revenue last year and 2 million Mexican subscribers using the kiosks regularly. This experience and the vending partnerships established in those machines should facilitate the roll-out of our company owned machines in Southern California. This coupled with US vending additions such as micro loans, money transmitting opportunities (a $30 Billion business), lotto tickets, and the built- in Mexican vendors, gives us what we believe to be the total solution for the Mexican consumer population in Southern California. After the launch of the 50 kiosks in a small, designated Los Angeles area, we anticipate having a sophisticated distribution network of over 500 kiosks in California, Texas and Florida. With this initial launch in Southern California, we will own the first 50 machines and the retailer will receive 20% of the fees as rent. Alternatively, we may sell the kiosks to retailers for a unit price of $6,000 and in return receive 30% of the revenues.

Distribution Network

We are developing a distribution network along several verticals; 1) An agent network of independent businesses with high customer traffic in which our kiosks will be deployed generating additional revenue for them; and 2) Retailers that wish to decongest long lines and shift service payments to self-service kiosks.

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

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our development and the value. Regulation of digital assets, like IPSI Stable Coin, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with IPSI Stable Coin IPSI Pay, IPSI Payroll and/or IPSI Wallet could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of the Company to maintain IPSI Stable Coin, IPSI Stable Coin IPSI Pay, IPSI Payroll and/or IPSI Wallet, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Human Capital/Employees

As of December 31, 2020, Innovative Payment/Solutions had 2 full time employees, which are its chief executive officer and chief technology officer and 5 consultants. None of our employees is represented by a labor union, and we consider our employee relations to be good.

The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Our Corporate History and Background

We were incorporated on September 25, 2013 under the laws of the State of Nevada originally under the name Asiya Pearls, Inc. On May 27, 2016, Asiya Pearls, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from Asiya Pearls, Inc. to QPAGOS.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of Delaware under the name Qpagos Corporation as the holding company for its two 99.9% owned operating subsidiaries, QPagos, S.A.P.I. de C.V. “Qpagos Mexico”) and Redpag Electrónicos S.A.P.I. de C.V. (“Redpag”). Each of these entities were incorporated in November 2013 in Mexico. Qpagos Mexico was formed to process payment transactions for service providers it contracts with as well as provide electronic payment solutions to multiple clients in several industry segments including retail, financial transportation, and government; and Redpag was formed to deploy and operate kiosks as a distributor of Qpagos Mexico.

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

On November 1, 2019, we changed our name from QPAGOS to Innovative Payment Solutions, Inc. On November 1, 2019, we also filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-10 (the “Reverse Stock Split”), effective on November 1, 2019. As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. Unless otherwise stated, all share and per shares numbers in this Annual Report have been adjusted to reflect the Reverse Stock Split.

On December 31, 2019, we consummated the disposal of Qpagos Corporation, including the two Mexican subsidiaries, Qpagos Mexico and Redpag, in exchange for 2,250,000 shares of common stock of Vivi Holdings, of which nine percent (9%) was allocated to the following: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. Innovative Payment Solutions no longer has any business operations in Mexico and has retained its U.S. operations based in Calabasas, California.

Corporate Information

Our principal offices are located at 19355 Business Center Drive, #9, Northridge, CA, 91324, and our telephone number at that office is (818) 864-8404. Our website address is www.ipsipay.com. Information contained in our website does not form part of this Annual Report and is intended for informational purposes only.

Available Information

We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.ipsipay.com., our Annual Reports on Form 10-K, quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC.

Item 1A. Risk Factors

Risks Relating to our Company

We have had very limited operations to date with our new business model.

In December 2019, we sold our Mexican operations and are now focused on operations in the United States. To date, as a result of COVID-19 business closures the installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, and we have not yet installed any kiosks in the United States. As such, we have a very limited operating history. We have yet to demonstrate our ability to overcome the risks frequently encountered in the payment services industry in the United States and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. There can be no assurance that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2019 and 2019, we incurred a net loss of $5,444,544 and $4,047,762, respectively. We have an accumulated deficit of $27,629.575 through December 31, 2020. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses. Although we believe our existing cash and cash equivalents will be sufficient for the near term, if in the long term we do generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities.

The COVID-19 pandemic has caused a delay in our roll out plans which has negatively impacted our ability to generate revenue and operations and results of operations.

The COVID-19 pandemic has required our management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting our operations to address changes in the virtual payments industry. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered its ability to generate revenue and access usual sources of liquidity on reasonable terms.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

As of December 31, 2020, we had cash and cash equivalents of $94,703. Subsequent to December 31, 2020, we raised an additional $4,550,000 from the sale of our securities. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations for the near term and our   debt and other obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above. However, we believe we will need additional funds to fully implement our business plan. Additional equity or debt financing, may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

Until such time, if ever, as we can generate substantial product revenues, we will be required to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we may raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our segregation of duties and our limited resources and our insufficient controls over review of accounting for certain complex transactions therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. Due to limited staffing, we are not always able to detect errors or omissions in financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

To date we have not successfully generated sufficient revenue to pay our operating expenses and have relied on proceeds from recent note issuances to pay the deficiency.

As of December 31, 2020, we had outstanding convertible debt in the principal amount of $903,641, net of unamortized discount of $980,852, pursuant to the terms of various notes that we issued. Subsequent to December 31, 2020, we issued unsecured convertible notes in the aggregate principal amounts of $1,788,500. At March 29, 2021, our only remaining debt was convertible debt in the principal amount of $2,044,000. To date, we have not generated sufficient revenue to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. Upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The notes contain, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Notes restrict our ability to:

●	incur, assume or guarantee or suffer to exist any indebtedness for borrowed money of any kind, including, but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom other than Permitted Indebtedness (as defined in the notes);

●	repurchase capital stock;

●	repay any Indebtedness (as defined in the notes) other than certain secured notes which are no longer outstanding or Permitted Indebtedness or make other restricted payments including, without limitation, paying dividends and making investments;

●	create liens;

●	sell or otherwise dispose of assets; and

●	enter into transactions with affiliates.

●	In addition, the notes contain price protection anti-dilution provisions that will discourage financing at prices below the conversion price of the notes and will result in a decrease in the conversion price of the notes if we should issue securities below such price.

Our failure to fulfill all of our registration requirements may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the Registration Rights Agreements that we entered into in connection with the Notes and Warrants and our issuance in March 2021 of common stock and warrants we are required to file a registration statement with respect to securities issued to the note holders upon their request within a certain time period, the registration statement must be declared effective within a certain specified time period and we must maintain the effectiveness of such registration statement. If we fail to do so we could be required to pay liquidated damages. The failure to do so could result in the payment of damages by us. There can be no assurance as to when this registration statement will be declared effective or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages under the various Registration Rights Agreements.

We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data. We are dependent on technology networks and systems to process, transmit and securely store electronic information and to communicate with our kiosks, with our partners and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential loss or unauthorized disclosure of confidential information or data, including personal data. The theft and/or unauthorized use or publication of our, or our customers’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure. In addition, the Company will have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.

Risks Related to our Kiosk Business

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

We currently rely on a vendor to manufacture substantial portions of critical hardware that are used with or included in our kiosks. Although we do not believe the contract is material to us because there are other vendors that could supply the hardware required for the kiosks, we do not have a contract with any other vendors and therefore, if our present vendor was to delay or terminate its performance, our business could be disrupted.

Although we may add or change our vendors in the future, our reliance on vendors is expected to continue and involves other risks, including our limited control over the availability of components, delivery schedules, pricing and product quality. We may also experience delays, additional expenses and lost sales as a result of our dependency upon outside vendors. If the outside vendors on which we rely are not able to supply us with needed products or parts, or were to cease or interrupt production, and if other existing vendors were also unable to supply us in a timely manner, or on comparable terms, our business could be materially adversely impacted.

Our reliance on outside vendors for our kiosk hardware involves several risks, including the following:

●	there are a number of reasons our suppliers of required parts may cease or interrupt production or otherwise fail to supply us with an adequate supply of required parts, including contractual disputes with our supplier or adverse financial developments at or affecting the supplier;

●	we have reduced control over the pricing of third party-supplied materials, and our suppliers may be unable or unwilling to supply us with required materials on commercially acceptable terms, or at all;

●	we have reduced control over the timely delivery of third party-supplied materials; and

●	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

Disruptions in international trade and finance or in transportation also may have a material adverse effect on our business, financial condition and results of operation. Any significant disruption in our operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. In addition, in the event of a breach of law by a vendor based outside of the U.S. or a breach of a contractual obligation that has an adverse effect upon our operations, we may have little or no recourse because all of our vendors’ assets could be located in a foreign country, such as Russia, Italy, Germany, Canada or the People’s Republic of China where it may not be possible to effect service of process and uncertainty exists as to whether the courts in such foreign jurisdiction would recognize or enforce a judgment of a U.S. court obtained against the vendor.

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

Our business is built on consumers’ confidence in our brands, as well as our ability to provide fast, reliable payment services. As a consumer business, the strength of our brand and reputation are of paramount importance to us. A number of factors could adversely affect consumer confidence in our brand, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

●	any regulatory action or investigation against us;

●	any significant interruption to our systems and operations; and

●	any breach of our security systems or any compromises of consumer data.

A decline in the use of cash as a means of payment may result in a decline in the use of our kiosks and terminals.

We believe that consumers making cash payments are more likely to use our kiosks and terminals than where alternative payment methods are available. As a result, we believe that our profitability depends on the use of cash as a means of payment. During the COVID-19 pandemic the use of cash has been discouraged by some local governmental authorities and health experts. There can be no assurance that over time, the prevalence of cash payments in Southern California will not decline as a greater percentage of the population adopts credit and debit card payments and electronic banking. The shift from cash payments to credit and debit card payments and electronic banking could reduce our market share and payment volumes and may have a material adverse effect on our business, financial condition and results of operations.

Our business operations are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our business operations are now solely in the United States, currently southern California. Because to date we plan to derive all of our total revenues from our operations in United States and expect to continue to derive a significant portion of our revenue from operations solely in the United States with a focus on southern California for the near future, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in the United States. Moreover, due to the concentration of our businesses in the United States, our business is less diversified and, accordingly, is subject to regional risks.

We are not currently subject to extensive government regulation; however, we could be subject to extensive government regulation once we implement our cryptocurrency operations, and there can be no guarantee that new regulations applicable to our business will not be enacted.

Currently our business is not impacted by government regulation; however, we may be subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws and therefore experience periodic investigations by various regulatory authorities in connection with the same, which may sometimes result in monetary or other sanctions being imposed on us. Many of these laws and regulations are constantly evolving, and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging and increasing our related operating costs and legal risks. In particular, there has been increased public attention and heightened legislation and regulations regarding money laundering and terrorist financing. We may have to make significant judgment calls in applying anti-money laundering legislation and risk being found in non-compliance with such laws. The cryptocurrency business is subject to extensive regulation, see Risks Related to our Plans to Launch Various Digital Payment Cryptocurrency Products-The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

Risks Related to our Plans to Launch Various Digital Payment Cryptocurrency Products

There can be no assurance that we will be successful in developing digital payment cryptocurrency products.

We are developing and plan to launch various digital payment cryptocurrency products, including, IPSI Pay, IPSI Stable Coin, IPSI Wallet and IPSI Payroll, using blockchain technology. No assurance can be given that we will be able to successfully launch these products as and when planned. To date, we have no experience with cryptocurrency products. In addition, the use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.

There is uncertainty in the accounting treatment of digital assets and therefore we cannot predict the impact our new digital asset line of business will have on our financial statements.

There has been limited precedent set for the financial accounting of digital assets, including accounting for the issuance of any digital asset related to IPSI Stable Coin, IPSI Wallet. It is unclear how we will be required to account for issuances of our own digital assets, that we receive as part of expected revenue and any digital assets we could hold on our balance sheet. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operations. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account, including IPSI Stable Coin, to the detriment of our investors.

We will be dependent upon the growth of the blockchain industry in general, as well as the networks on which we will rely to issue and transact utilizing IPSI Stable Coin and IPSI Wallet, all of which is subject to a high degree of uncertainty.

The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have a material adverse effect on our business plans and plans for IPSI Stable Coin and IPSI Wallet, which may have a material adverse effect on us and our stockholders. The growth of the blockchain industry in general, as well as the networks on which we will rely to issue and transact utilizing IPSI Stable Coin and IPSI Wallet, is subject to a high degree of uncertainty. The cryptocurrency and crypto securities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. The slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans. For example, given the regulatory complexity with respect to cryptocurrency and related digital assets, complying with such regulations, which could change in the future or be subject to new interpretations, could have a material and adverse effect on our ability to develop, launch and continue to operate IPSI Stable Coin and IPSI Wallet. In addition, the tax and accounting consequences to us related to IPSI Stable Coin and IPSI Wallet are uncertain, which could lead to incorrect reporting, classification or liabilities. If we successfully pursue our expected plans related to IPSI Stable Coin and IPSI Wallet the structural foundation of IPSI Stable Coin and IPSI Wallet, and the software applications and other interfaces or applications upon which IPSI Stable Coin and IPSI Wallet may rely in the future, are and will be unproven. There can be no assurances that IPSI Stable Coin and IPSI Wallet will be fully secure, which may result in impermissible transfers, a complete loss of users’ IPSI Stable Coin or amounts held in their IPSI Wallet, or an unwillingness of users to access, adopt and utilize IPSI Stable Coin and IPSI Wallet, whether through system faults or malicious attacks. Any such faults or attacks on IPSI Stable Coin or IPSI Wallet may materially and adversely affect our business.

Because IPSI Stable Coin and IPSI Wallet will likely be a digital asset built and transacted initially on top of existing third-party blockchain technology, the Company is reliant on another blockchain network, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks. Reliance upon another blockchain technology to create the IPSI Stable Coin and IPSI Wallet subjects us and users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the providers’ blockchain protocol, which may cause IPSI Stable Coin and/or IPSI Wallet to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the network.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of the Company and IPSI Stable Coin. Regulation of digital assets, like IPSI Stable Coin, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with IPSI Stable Coin IPSI Pay, IPSI Payroll and/or IPSI Wallet could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of the Company to maintain IPSI Stable Coin, IPSI Stable Coin IPSI Pay, IPSI Payroll and/or IPSI Wallet, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

General Risk Factors

The laws and regulations regarding our industry is constantly evolving and failure to comply adversely impact our business.

Our business is subject to a wide range and increasing number of laws and regulations. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition, results of operations, and cash flows. Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we have made additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by us or partners and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. We are subject to numerous regulations such as those imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in other countries, we face significant risks associated with our obligations under the FCPA and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the BSA and could be subject to regulatory oversight and enforcement by FinCEN.

The remittance and digital payments industry, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. Our failure to continue to help prevent frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our partners have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our partners to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. The regulations implementing the remittance provisions of the Dodd-Frank Act also impose responsibility on us for any related compliance failures of our partners.

The requirements under the PSD/PSD2, the Dodd-Frank Act and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

The continuation of the COVID-19 pandemic could adversely affect our business, operating results, cash flow and financial condition.

The COVID-19 pandemic could adversely affect our business, operating results, cash flow and financial condition. We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The future impacts of the pandemic and any resulting economic impact are largely unknown. It is possible that the COVID-19 pandemic, the measures taken by local, state and national governments and the resulting economic impact may materially and adversely affect our business, results of operations, cash flow and financial condition. The COVID-19 pandemic may prevent us from conducting business activities at full capacity for an extended period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including implementing a work-from-home policy for our employees until we determine to reopen our offices, canceling marketing events and suspending travel. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, prevent us from expanding or upselling our customer base, prevent the timely delivery of contracts in progress and impair our ability to effectively manage our business. In addition, any economic downturn or recession resulting from the COVID-19 pandemic will likely impact demand for our products and services and adversely affect our operations. We expect there to be volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts are felt, including the possibilities that our end customers delay, decrease or cancel their planned purchases, or are unable to pay amounts owed to us. The extent to which COVID-19 ultimately impacts our business, results of operations, cash flow and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and when and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our business, results of operations, cash flows and financial position cannot be reasonably estimated at this time.

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

We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license and/or that we develop in the future. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information and the information we license confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all of the inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Nevertheless, others, including our competitors, may independently develop similar technology to that licensed by us, duplicate our services or design around our intellectual property. Further, contractual arrangements may not prevent unauthorized disclosure of our confidential information or ensure an adequate remedy in the event of any unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope or enforceability of our intellectual property rights (including trade secrets and know-how), which could be expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection could harm our business and ability to compete and could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Additionally, we do not hold any patents for our business model or our business processes, and we do not currently intend to obtain any such patents in the United States or elsewhere.

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

We may use open-source software in a manner that could be harmful to our business.

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

Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. In order for us to compete and grow successfully, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our capital needs. This is particularly true with respect to qualified and experienced software engineers and IT staff, who are highly sought after. The market for such personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to replace effectively current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 17, 2021, the reported low sale price of our common stock was $0.25, and the reported high sales price was $0.36. For comparison purposes, on December 31, 2020, the price of our common stock closed at $0.037 per share while on February 17, 2021, our stock price closed at $0.325 per share with no discernable announcements or developments by the company or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	our public disclosure of the terms of any financing which we consummate in the future;

●	our failure to become profitable;

●	our failure to raise working capital;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	our failure to meet financial forecasts we publicly disclose;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock is deemed to be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get their money back.

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

Additional risks may exist because we became public through a “Reverse Merger.” Securities analysts of brokerage firms may not provide coverage of our company since there is little incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future. In addition, if we were to attempt to up-list the listing of our securities on a national securities exchange we will likely be subject to additional listing requirements applicable to entities that became public through a “Reverse Merger.”

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

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the warrants and the outstanding notes, will dilute an investor’s investment in the Company.

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

We only have three directors. Because of such limited number of directors, each of our board members had significant control over all corporate issues. In addition, two of our three directors serve as our officers. We have not established board committees comprised of independent members, and we do not have an audit or compensation committee comprised of independent directors. Our three directors performed these functions, despite not all being independent directors. Thus, there is potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and IPSI’s performance.

We do not expect to pay dividends on our common stock in the foreseeable future.

We have not paid cash dividends on our common stock to date and we do not expect to pay dividends on our common stock for the foreseeable future, and we may never pay dividends. Consequently, the only opportunity for investors to achieve a return on their investment may be if an active trading market develops, and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit, neither of which we can guarantee will ever take place. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, and growth plans. See Item 5 “Dividend Policy.”

We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, is comprised of two executive officers and one other director, and absent an independent compensation committee currently determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with its financial performance.

Limitations on director and officer liability and indemnification of our officers and directors by our articles of incorporation, as amended, and by-laws it may discourage stockholders from bringing suit against an officer or director.

Our articles of incorporation, as amended, and bylaws provide, with certain exceptions as permitted by Nevada law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, unless the director or officer committed both a breach of fiduciary duty and such breach was accompanied by intentional misconduct, fraud or knowing violation of law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense in an action brought against them in their capacity as such, we may be required to spend significant amounts of our capital. Our articles of incorporation, as amended, and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. In addition, we have entered into an indemnification agreement with our Chief Executive Officer. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates out of leased premises in Northridge, California. The lease commenced on February 15, 2020 and expires on February 28, 2022, monthly rental expense is $3,945 per month with no escalations during the term of the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From November 3, 2014 to July 4, 2016, our common stock has been traded on the OTC Pink Markets under the symbol “ASYP” but no trading took place during this time. Since July 5, 2016 our common stock has traded on the OTCQB and our symbol was changed to “QPAG” on June 2, 2016 and to “IPSI” on December 3, 2019.

The last reported sale price of our common stock on the OTC Pink on March 30, 2021, was $0.1125 per share. As of March 31, 2021, there were approximately 65 holders of record of our common stock.

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

Equity Compensation Plan Information

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

On October 20, 2020, the Company closed a transaction with Mark Geist., pursuant to which the Company received net proceeds of $25,025 after an original issue discount of $3,575 in exchange for the issuance of a $28,600 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on October 20, 2021. The note is convertible into shares of common stock at an initial conversion price of 0.035 per share. In addition, the Company issued a warrant exercisable over 817,143 shares of common stock at an initial exercise price of $0.05 per share.

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

The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of the securities in the transactions described above acquired the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. Appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Other than as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2020 in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our audited annual financial statements and the related notes thereto, each of which appear elsewhere in this Annual Report. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “About Forward-Looking Statements” in this Annual Report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Innovate Payment Solutions.

Overview and Financial Condition

Recent Developments

The February 2021 Private Placement

On February 16, 2021, we received net proceeds of $1,788,500 after an original issue discount of $255,500 upon our issuance of Senior Secured Convertible Notes in the principal amount of $2,044,000, bearing interest at 10% per annum and maturing on February 16, 2022. The notes are convertible into shares of common stock at an initial conversion price of 0.23 per share. In addition, we issued warrants exercisable for 8,886,958 shares of common stock at an initial exercise price of $0.24 per share. We used $459,033 of the proceeds to repay Senior Secured Convertible Notes which were convertible into shares of common stock at a conversion price of $0.045 per share.  In connection with the issuance of the notes and warrants , we entered into a Registration Rights Agreement, dated February 16, 2021 with several of the investors pursuant to which we are obligated to file a registration statement with the SEC within ninety (90) days after the date of the agreement to register the resale by of the shares of the Company’s common stock issuable under the Note and upon exercise of the Warrant that was issued to the investor, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within one hundred five (105) days after the registration statement is filed. Each note holder has contractually agreed to restrict its ability to convert the notes or exercise the Warrants such that the number of shares of the Company’s common stock held by the holder and its affiliates after such exercise does not exceed the beneficial ownership limitation set forth in the notes and warrants which may not exceed initially 4.99% of the Company’s then issued and outstanding shares of common stock.

Warrant Exercises

Between February 18, 2021 and March 9, 2021 warrants for 44,074,285 shares were exercised by investors at an exercise price of $0.05 per share, for gross proceeds of $2,203,714.

The March 2021 Private Placement

On March 17, 2021, we entered into Securities Purchase Agreements (the “SPAs”) with several institutional investors, pursuant to which we sold to the Investors in a private placement (i) 30,333,334 shares of our common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of our common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant was $0.15.

We intend to use the net proceeds primarily for development of our technology, digital payment platform and marketing, as well as for working capital and general corporate purposes.

The Warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.15 per share, subject to adjustment as set forth in the Warrants for stock splits, stock dividends, recapitalizations and similar events. The Investors may exercise the Warrants on a cashless basis if after the six month anniversary of date of issuance the shares of common stock underlying the Warrants (the “Warrant Shares”) are not then registered pursuant to an effective registration statement. Each Investor has contractually agreed to restrict its ability to exercise the Warrants such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed the beneficial ownership limitation set forth in the Warrants which may not exceed initially 4.99% of the Company’s then issued and outstanding shares of common stock.

In connection with the SPAs, the Company entered into Registration Rights Agreements (“RRAs”), dated March 11, 2021, with each of the Investors pursuant to which the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale the Shares and Warrant Shares within twenty days following the date upon which the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within sixty days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within seventy five days after the Registration Statement is filed). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the resale registration statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the Registration Statement.

The SPAs and the RRAs contain customary representations, warranties, conditions and indemnification obligations of the parties, which were made only for purposes of such SPAs and RRAs as of specific dates and solely for the benefit of the parties. The SPAs and RRAs may be subject to limitations agreed upon by the contracting parties.

Pursuant to an engagement letter (the “Engagement Letter”), dated as of March 6, 2021, by and between us and H.C. Wainwright & Co., LLC (“Wainwright”), we engaged Wainwright to act as our exclusive placement agent in connection with the private placement. Pursuant to the engagement agreement, we agreed paid Wainwright a cash fee of 8.0% of the gross proceeds raised in the private placement. We also paid Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the private placement; (ii) $35,000 for non-accountable expenses and (iii) $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, we issued to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase a number of shares equal to 8.0% of the aggregate number of Shares sold under the Purchase Agreement or warrants to purchase an aggregate of up to 2,426,667 shares of our common stock. The Placement Agent Warrants generally have the same terms as the Warrants, except they will have an exercise price of $0.1875.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements as of December 31, 2020 and 2019, of Innovative Payment Solutions, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the years Ended December 31, 2020 and December 31, 2019

Net revenue

We have treated our Mexican operations as a discontinued operation in these financial statements, we have not generated any revenues from our US operations to date. We anticipate that we will recommence generating revenue once we are able to install our kiosks, the timing of which is uncertain due to the COVID-19 pandemic.

Cost of goods sold

We have treated our Mexican operations as a discontinued operation in these financial statements we have not generated any cost of goods sold from our US operations to date. We anticipate that our cost of goods sold will increase once we are able to install our kiosks.

General and administrative expenses

General and administrative expenses were $1,742,008 and $807,934 for the years ended December 31, 2020 and 2019, respectively, an increase of $934,074 or 115.6%. The increase is primarily due to payments to our senior management as consulting fees and salaries and wages which increased by $317,295 over the prior year, primarily due to the appointment of our new CEO during the prior year; the issuance of restricted stock to our CEO with a related expense of $502,128, directors fees of $88,000 incurred during the current year, an increase in professional fees of $111,907 primarily fees paid to consultants to develop our IT framework for our US operations, an increase in legal fees of $60,232 due to the increased funding activity which took place during the current year, and a rental increase of $29,477 as we relocated to new premises during the current year; offset by a reduction in capital raising fees of $248,364 incurred in the prior year.

Depreciation

Depreciation was $12,500 and $0 for the years ended December 31, 2020 and 2019, respectively, an increase of $12,500. Depreciation during the current period represents depreciation on the kiosks received from Qpagos Mexico.

Investment impairment charge

Investment impairment charge was $1,019,960 and $0 for the years ended December 31, 2020 and 2019, respectively, the Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on settlement of liabilities

Loss on settlement of liabilities was $95,082 and $0 for the years ended December 31, 2020 and 2019, respectively, an increase of $95,082. The loss on settlement of liabilities represents the settlement of certain promissory notes during the current period by the issuance of 1,692,764 shares of common stock at a discount to current market prices resulting in a loss on settlement of $50,082 and the issuance of 1,500,000 shares of common stock to a previous note holder in settlement of a dispute over the repayment of a convertible note during the current period, at the market value of the shares of $45,000, on the date of settlement.

Loss on debt conversion

Loss on debt conversion was $433,610 and $2,838,599 for the years ended December 31, 2020 and 2019, respectively, a decrease of $2,404,989 or 84.7%. The decrease in the loss on conversion of convertible debts was due to a higher value of debt converted to equity and debt exchanged for equity during the prior period, primarily to extinguish debt which had already matured. During the year ended December 31, 2020 and 2019, $335,948 and $3,584,505, respectively, of principal and interest was converted into equity.

Debt extension fee

Debt extension fee was $40,000 and $0 for the years ended December 31, 2020 and 2019, respectively, we incurred a debt extension fee of $40,000 on a convertible note which was maturing, this note has subsequently been repaid.

Penalty on convertible notes

Penalty on convertible notes was $0 and $191,757 for the years ended December 31, 2020 and 2019, respectively, a decrease of $191,757 or 100%. The Penalty on convertible notes arose due to certain convertible notes maturing before they could be repaid, resulting in a default whereby the principal sum of the note increased by percentages ranging from 10% to 50% of the capital outstanding.

Provision against receivables

A provision of $129,995 was raised against receivables from Qpagos Mexico relating to VAT refunds. These refunds have been outstanding for an extended period and collectability is uncertain based on the ageing of the refunds due.

Interest expense

Interest expense was $381,034 and $369,305 for the years ended December 31, 2020 and 2019, respectively, an increase of $11,729 or 3.2%. The increase is primarily due to the penalty interest incurred on the cash settlement of convertible debt resulting in penalty interest of $238,080 offset by a reduction in interest expense due to the timing of new convertible debt taken out during the current year.

Amortization of debt discount

Amortization of debt discount was $1,065,879 and $1,692,101 for the years ended December 31, 2020 and 2019, respectively, a decrease of $626,222 or 37.0%. The decrease is primarily due to the timing of new convertible debt advanced during the third and fourth quarters of the current year.

Derivative liability movements

Derivative liability movements were $(654,471) and $1,981,938 for the years ended December 31, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The prior year derivative liability credit was primarily due to the conversion of $3,584,505 of debt during the prior year into equity, the current year charge represents the mark-to-market of the derivative liability outstanding as of December 31, 2020.

Net loss from continuing operations

We incurred a net loss of $5,444,544 and $4,047,762 for the years ended December 31, 2020 and 2019 respectively, an increase in loss of $1,396,782 or 34.5%, primarily due to the increase in general and administrative expenses, the investment impairment charge and the reduction in the derivative liability gain, offset by a reduction in loss on debt conversion and the amortization of debt discount as discussed above.

Loss from discontinued operations

Operating loss from discontinued operations, net of taxation was $0 and $653,246 for the years ended December 31, 2020 and 2019, respectively, a decrease of $653,246 or 100%. The decrease is primarily due to a reduction in general and administrative expenses of $560,316 due to a concerted effort by management to reduce operating expenditure due to the loss-making nature of the business and an increase in foreign exchange gain of $276,103, primarily due to the disposal of the business effective December 31, 2019, resulting in a realization of the foreign currency translation adjustment.

Profit on disposal of subsidiaries

Profit on disposal of subsidiaries was $0 and $971,903 for the years ended December 31, 2020 and 2019, respectively, a decrease of $971,903 or 100%. We disposed of our Mexican operation effective December 31, 2019, in exchange for shares in Vivi Holdings, Inc, valued at $1,120,836 using the market value method to determine the value of the business disposed of due to the lack of relevant financial information from Vivi Holdings, Inc. and other proceeds of $180,000. We incurred expenditure of $129,203 related to the disposal, including allocating Vivi Holdings, Inc shares to certain individuals who facilitated the transaction, valued at $100,875. The net asset value of the subsidiaries disposed of was $199,730, resulting in the net gain on disposal of $971,903.

Net loss

Net loss was $5,444,544 and $3,729,106 for the years ended December 31, 2020 and 2019, respectively, an increase in loss of $1,715,438 or 46.0%. The increase is due to the increase in net loss from continuing operations offset by the increase in the gain from discontinued operations on the sale of our Mexican operations, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We incurred an accumulated deficit of $27,629,575 through December 31, 2020 and incurred negative cash flow from operations of $1,256,279 for the year ended December 31, 2020. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and we will be required to raise additional funding.

We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, which includes expansion in the US market, repay our outstanding note obligations and take advantage of business opportunities that may arise. To meet our financing needs, we have, subsequent to year end, raised convertible debt funding of $1,788,500, received proceeds from warrant exercises of $2,203,714 and an additional gross proceeds $4,550,000 from a private placement of equity securities, we believe we have sufficient funding to implement our business strategy in the US market.

At December 31, 2020, we had cash of $94,703 and a negative working capital of $4,363,720, including a derivative liability of $2,966,416. Due to the proceeds raised on the convertible debt funding, warrant exercises and private equity placement, we believe we have sufficient funds to continue as a going concern for the next twelve months. After eliminating the derivative liability our working capital deficit is $1,397,304. We believe that the current cash balances together with revenue anticipated to be generated from operations will be sufficient to meet our current working capital needs and as mentioned above. Due to the COVID-19 pandemic our ability to generate revenue has been significantly impacted and it is difficult to determine when we my start to generate revenue from operations.

We utilized cash of $1,256,979 and $493,641 from continuing operations for the years ended December 31, 2020 and 2019, respectively and utilized cash of $0 and $281,215 from discontinued operations for the years ended December 31, 2020 and 2019, respectively. Overall cash utilized in operations increased by $481,423.

We acquired terminals for gross proceeds of $50,000 from Qpagos Corporation during the year ended December 31, 2020, in terms of the SPA agreement entered into with Vivi Holdings in December 2019.

Cash provided by financing activities for the year ended December 31, 2020 was primarily comprised of $1,962,375 of proceeds from short term notes and convertible notes and to a lesser extent share issuances of $33,000 and proceeds from Federal relief funds of $210,292, which was offset by $807,664 in repayment of loans payable and repayment of convertible notes.  Cash provided by financing activities during the year ended December 31, 2019 was primarily comprised of $1,123,888 of proceeds from short term notes and convertible notes and proceeds from loans payable.

At March 17, 2021, we had outstanding notes in the principal amount of $2,044,000. The notes were issued on February 16, 2021 and may be prepaid at any time for the first 90 days in an amount equal to 115% of the principal amount plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes mature in 12 months, bears interest at a rate of 10% per annum, and are initially convertible into our common stock at a conversion price of $0.23 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our common stock for the last 10 consecutive trading days.

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in February 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2021	47,340
2022	7,890
55,230

Capital Expenditures

Our capital expenditure will depend on our ability to roll out kiosks to serve the US market, we anticipate we could spend up to $1,000,000 in acquiring hardware in the next twelve month period.

Critical Accounting Policies

a)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to; the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) ASC 606, Revenue.

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

The Company had the following sources of revenue for the year ended December 31, 2019 which was recognized in discontinued operations on the basis described below.

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

We provide a secure means for end-users to pay for certain services, such as utilities through its kiosks. During the year ended December 31, 2019, we earned either a fixed per-transaction fee or a fixed percentage of the service sold. We acted as a collection agent and recognized the payment processing fee, net of any value-added taxes collected on behalf of the Mexican Revenue Authorities (with respect to revenue generated prior to the sale of the Mexican operations), when the funds were deposited into the kiosk and the customer had settled his liability or had acquired a prepaid service.

●	Revenue from the sale of kiosks.

During the year ended December 31, 2019, we imported, assembled and sold kiosks that were used to generate the revenues discussed above. Revenues were recognized on the full value of the kiosks sold, net of any sales taxation collected on behalf of the Revenue authorities, when the customers took delivery of the kiosk and all the risks and rewards of ownership were passed to the customer.

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

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Innovative Payment Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Payment Solutions, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

Henderson, NV

March 31, 2021

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets

Current Assets
Cash	$94,703	$2,979
Other current assets	5,270	55,059
Total Current Assets	99,973	58,038

Non-current assets
Plant and equipment	37,500	-
Right of use asset	51,926	-
Security deposit	4,000	-
Investment	1	1,019,961
Total Non-Current Assets	93,427	1,019,961
Total Assets	$193,400	$1,077,999

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$461,577	$314,523
Related party payables	4,000	-
Federal relief loans	60,292	-
Loans payable	23,633	61,631
Loans payable - related party	-	30,026
Convertible debt, net of unamortized discount of $980,852 and $371,387, respectively	903,641	359,362
Operating lease liability	44,134	-
Derivative liability	2,966,416	905,576
Total Current Liabilities	4,463,693	1,671,118

Non-Current Liabilities
Federal relief loans	152,728	-
Operating lease liability	7,792	-
Total Non-Current Liabilities	160,520	-

Total Liabilities	4,624,213	1,671,118

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 193,637,747 and 128,902,124 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.*	19,363	12,890
Additional paid-in-capital	23,179,399	21,579,022
Accumulated deficit	(27,629,575)	(22,185,031)
Total Stockholders’ Deficit	(4,430,813)	(593,119)
Total Liabilities and Stockholders’ Deficit	$193,400	$1,077,999

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended	Twelve months ended
	December	December
	2020	2019

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	1,742,008	807,934
Depreciation	12,500	-
Total Expense	1,754,508	807,934

Loss from Operations	(1,754,508)	(807,934)

Investment impairment charge	(1,019,960)	-
Loss on debt conversion	(433,610)	(2,838,599)
Loss on settlement of liabilities	(95,082)	-
Debt extension fee	(40,000)	-
Penalty on default note	-	(191,757)
Provision against receivables	-	(129,995)
Interest expense, net	(381,034)	(369,305)
Amortization of debt discount	(1,065,879)	(1,692,110)
Derivative liability movements	(654,471)	1,981,938
Loss before taxation from continuing operations	(5,444,544)	(4,047,762)

Taxation	-	-

Net loss from continuing operations	(5,444,544)	(4,047,762)

Discontinued operations
Operating loss from discontinued operations	-	(653,247)
Profit on disposal of subsidiaries	-	971,903
Net income from discontinued operations	-	318,656

Net loss	$(5,444,544)	$(3,729,106)
Basic and diluted loss per share*
Net loss per share from continuing operations	$(0.03)	$(0.14)
Net income per share from discontinued operations	$-	$0.01
	$(0.03)	$(0.13)

Weighted Average Number of Shares Outstanding - Basic and diluted	171,391,733	29,170,995

Other comprehensive loss
Foreign currency translation adjustment	-	(380,907)

Total comprehensive loss	$(5,444,544)	$(4,110,013)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 1, 2019 TO DECEMBER 31, 2020

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance as of December 31, 2018	-	$-	8,883,922	$888	$14,865,765	$(18,455,925)	$380,907	$(3,208,365)

Reverse split adjustment	-	-	99	-	-	-	-	-
Conversion of debt to equity	-	-	119,285,531	11,929	6,486,076	-	-	6,498,005
Shares issued for services	-	-	82,572	8	162,246	-	-	162,254
Shares subscriptions	-	-	650,000	65	64,935	-	-	65,000
Translation adjustment	-	-	-	-	-	-	(380,907)	(380,907)
Net loss	-	-	-	-	-	(3,729,106)	-	(3,729,106)
Balance at December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Conversion of debt to equity	-	-	35,002,245	3,500	766,058	-	-	769,558
Settlement of liabilities	-	-	4,004,110	400	144,764	-	-	145,164
Shares issued for services	-	-	1,834,268	183	68,817	-	-	69,000
Shares subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	22,495,000	2,250	587,878	-	-	590,128
Net loss	-	-	-	-	-	(5,444,544)	-	(5,444,544)
Balance at December 31, 2020	-	-	193,637,747	19,363	23,179,399	(27,629,575)	-	(4,430,813)

*	After giving effect to a 10 for 1 reverse stock split effective November 1, 2019.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,444,544)	$(3,729,106)
Net income from discontinued operations		(318,656)
Net loss from continuing operations	(5,444,544)	(4,047,762)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	654,471	(1,981,938)
Depreciation	12,500	-
Amortization of debt discount	1,065,879	1,692,110
Investment impairment charge	1,019,960	-
Loss on conversion of debt to equity	433,610	2,838,599
Loss on settlement of liabilities	95,082	-
Penalty on default note	-	191,757
Provision against Receivables	-	129,995
Convertible notes issued for services	-	62,996
Shares issued for services	69,000	162,253
Stock based compensation	590,128	-
Amortization of right of use asset	34,815	-
Changes in Assets and Liabilities
Other current assets	45,788	4,521
Accounts payable and accrued expenses	151,054	249,815
Operating lease liabilities	(34,815)	-
Interest accruals	50,793	204,013
Cash used in operating activities - continuing operations	(1,256,279)	(493,641)
Cash used in operating activities - discontinued operations	-	(281,215)
CASH USED IN OPERATING ACTIVITIES	(1,256,279)	(774,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment purchased	(50,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	33,000	65,000
Proceeds from loans payable	85,000	264,435
Repayment of loans payable	(104,500)	-
Proceeds from short term notes and convertible notes	1,877,375	859,453
Repayment of convertible notes	(703,164)	(138,000)
Proceeds from federal relief loans	210,292	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,398,003	1,050,888

Effect of exchange rate changes on cash and cash equivalents	-	(344,347)

NET INCREASE (DECREASE) IN CASH	91,724	(68,315)
CASH AT BEGINNING OF YEAR	2,979	71,294
CASH AT END OF YEAR	$94,703	$2,979

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$330,242	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable including interest thereon converted to convertible notes payable	$-	$298,117
Conversion of convertible debt to equity	$769,558	$2,777,768
Conversion of loans payable to equity	$-	$791,857
Settlement of liabilities	145,164	-

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of IPSI common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, IPSI assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 621,920 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current IPSI stockholder of 500,000 shares of Common Stock agreed to return to IPSI 497,500 shares of Common Stock held by such holder to IPSI and the then-current IPSI stockholder retained an aggregate of 2,500 shares of Common Stock and the other stockholders of IPSI retained 500,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of IPSI common stock which represented approximately 91% of the outstanding Common Stock.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

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

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740), the Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The effects of this ASU on the Company’s financial statements is not considered to be material.

In August 2020, the FASB issued ASU No. 2020-06, debt with Conversion and Other Options (subtopic 470-20): and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), certain accounting models for convertible debt instruments with beneficial conversion features or cash conversion features are removed from the guidance and for equity instruments the contracts affected are free standing instruments and embedded features that are accounted for as derivatives, the settlement assessment was simplified by removing certain settlement requirements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2021.

The effects of this ASU on the Company’s consolidated financial statements is currently being assessed and is expected to have an impact on the treatment of certain convertible instruments and the derivative liabilities associated with these convertible instruments.

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

No segmental information is required as the Company, during the years ended December 31, 2020 and 2019 only had one segment of business from which it derived revenue, providing physical and virtual payment services in the Mexican Market. This business segment was discontinued on December 31, 2019 and no revenue has been derived from activities in the US market as yet.

j)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2020 and December 31, 2019, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2020 and 2019, the balance did not exceed the federally insured limit.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2020 and 2019.

l)	Investments

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

The Company recorded an impairment charge of $1,019,960 and $0 on its non-marketable equity securities for the years ended December 31, 2020 and 2019, respectively. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Plant and Equipment

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

n)	Long-Term Assets

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets

o)	Revenue Recognition

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

The Company had the following sources of revenue during the year ended December 31, 2019 which was recognized on the basis described below.

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

The Company provides a secure means for end-users to pay for certain services, such as utilities through its kiosks. During the year ended December 31, 2019, the Company earned either a fixed per-transaction fee or a fixed percentage of the service sold. The Company acted as a collection agent and recognized the payment processing fee, net of any value-added taxes collected on behalf of the Mexican Revenue Authorities (with respect to revenue generated prior to the sale of the Mexican operations), when the funds were deposited into the kiosk and the customer had settled his liability or had acquired a prepaid service.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

●	Revenue from the sale of kiosks.

During the year ended December 31, 2019, the Company imported, assembled and sold kiosks that were used to generate the revenues discussed above. Revenues were recognized on the full value of the kiosks sold, net of any sales taxation collected on behalf of the Revenue authorities, when the customers took delivery of the kiosk and all the risks and rewards of ownership were passed to the customer.

p)	Share-Based Payment Arrangements

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

q)	Derivative Liabilities

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

r)	Income Taxes

Prior to December 31, 2019, the Company’s primary operations were based in Mexico and enacted tax laws in Mexico are used in the calculation of income taxes, the holding company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2020, and 2019, there have been no interest or penalties incurred on income taxes.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

s)	Comprehensive income

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

3	LIQUIDITY MATTERS

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2020, the Company had a net loss of $ $27,629,575 and had $94,703 in cash. In connection with preparing the consolidated financial statements for the year ended December 31, 2020, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through March 31, 2022.

Management has executed the following to address the Company’s liquidity over the next twelve months from the filing of this Annual Report:

●	The Company received net proceeds of $1,788,500 after an original issue discount of $255,500 upon our issuance of Senior Secured Convertible Notes in the principal amount of $2,044,000, bearing interest at 10% per annum and maturing on February 16, 2022.

●	Between February 18, 2021 and March 9, 2021 warrants for 44,074,285 shares were exercised by investors at an exercise price of $0.05 per share, for gross proceeds of $2,203,714.

●	On March 17, 2021, we entered into Securities Purchase Agreements (the “SPAs”) with several institutional investors, pursuant to which we sold to the Investors in a private placement (i) 30,333,334 shares of our common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of our common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant was $0.15.

The funding the Company received will be used primarily for development of technology, the digital payment platform and marketing, as well as for working capital and general corporate purposes.

If the Company is required to raise additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities.

Based on this current business plan, the Company believes its existing cash is sufficient to conduct planned operations for one year from the issuance of the December 31, 2020 financial statements.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	DISCONTINUED OPERATIONS (continued)

The statement of operations from discontinued operations is as follows:

Year ended
December 31,
2019

Net Revenue	$11,480,637

Cost of Goods Sold	11,525,223

Gross loss	(44,586)

General and administrative	953,491
Depreciation and amortization and impairment costs	45,360
Total Expense	998,851

Loss from Operations	(1,043,437)

Other income	6,648
Foreign currency gain	383,542
Loss before taxation	(653,247)
Taxation	-
Loss from discontinued operations, net of taxation	$(653,247)

6	INVESTMENT

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

As of December 31, 2020, the Company impaired the carrying value of the investment in Vivi by $1,019,960 based on Vivi’s lack of ability to execute on its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic.

The shares in Vivi are unlisted as of December 31, 2020.

	December 31, 2020	December 31, 2019

Investment in Vivi Holdings, Inc.	$1,019,961	$1,019,961
Impairment provision	(1,019,960)	-
	$1	$1,019,961

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	LEASES

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

Right of use assets

Right of use assets included in the unaudited condensed consolidated Balance Sheet are as follows:

December 31, 2020

Non-current assets
Right of use assets, operating leases, net of amortization	$51,926

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Year ended December 31, 2020

Operating lease expense	$41,423

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	LEASES (continued)

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2021	47,340
2022	7,890
55,230
Imputed interest	(3,304)
Total operating lease liability	$51,926

Disclosed as:
Current portion	$44,134
Non-current portion	7,792
$51,926

Other lease information:

Year ended December 31, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(41,423)

Remaining lease term – operating lease	14 months

Discount rate – operating lease	10.0%

8	FEDERAL RELIEF LOANS

Payroll Protection Program loan

On May 7, 2020, the Company received a Payroll Protection Program (“PPP”) loan through its bankers, Wells Fargo Bank, amounting to $60,292 earning interest at 1% per annum, maturing on May 5, 2022 and repayable in installments of $2,538 commencing on November 5, 2020. The Company may apply for the loan to be forgiven in whole or in part based on the loan being utilized for payroll costs, continuation of healthcare benefits, mortgage interest payments, rent, utility and interest payments on any other debt obligation. The Company anticipates that the loan will be forgivable and therefore no interest has been accrued on this loan.

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

The company has accrued interest of $2,727 on this loan as of December 31, 2020.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	December 31, 2020	December 31, 2019

Stanislav Minaychenko	4.0%	September 16, 2020	$14,530	$23,930
Maxim Pukhoskiy	4.0%	June 16, 2020	8,041	17,683
Dieter Busenhart	10.0%	January 17, 2021	1,062	-
Alexander Motorin	4.0%	December 23, 2020	-	20,018
Total loans payable			$23,633	$61,631

Interest expense totaled $1,558 and $7,513 for the year ended December 31, 2020 and 2019, respectively.

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

During the year ended December 31, 2020, the Company repaid an aggregate principal amount of $10,000.

On July 1, 2020, the Company entered into an extension agreement with Stanislav Minaychenko, extending the maturity date to September 16, 2020. The note is currently in default as we were unable to pay the outstanding balance by September 16, 2020. The note has no default penalties and we anticipate repaying the note as soon as we have sufficient funds.

The balance of the promissory note, including interest thereon at December 31, 2020 was $14,530.

Subsequent to year end on February 22, 2021, the balance of the promissory note, including interest thereon was repaid.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the year ended December 31, 2020, the Company repaid an aggregate principal amount of $10,000. The note is currently in default as we were unable to pay the outstanding balance by June 16, 2020. The note has no default penalties and we anticipate repaying the note as soon as we have sufficient funds.

The balance of the promissory note, including interest thereon at December 31, 2020 was $8,041.

Subsequent to year end on February 22, 2021, the balance of the promissory note, including interest thereon was repaid.

Dieter Busenhart

On July 17, 2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

Between August 5, 2020 and September 16, 2020, the Company repaid $49,500 of the principal outstanding.

The balance of the promissory note, including interest thereon at December 31, 2020 was $1,062.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

					Unamortized	December 31, 2020	December 31, 2019
Description	Interest rate	Maturity Date	Principal	Accrued interest	debt discount	Balance, net	Balance, net

Power Up Lending Group	12%	November 12, 2020	-	-	-	-	11,643
	12%	December 23, 2020	-	-	-	-	1,543
	12%	January 22, 2021	-	-	-	-	-
	12%	July 13, 2021	63,000	3,542	(33,485)	33,057	-

GS Capital Partners, LLC	8%	August 14, 2019	-	-	-	-	27,557
	8%	August 14, 2019	-	-	-	-	174,789
	8%	February 4, 2020	-	-	-	-	49,243

Crown Bridge Partners, LLC	8%	August 31, 2019	-	-	-	-	30,803
	8%	October 16, 2019	-	-	-	-	30,387

Odyssey Funding LLC	10%	November 15, 2020	-	-	-	-	27,658
	10%	January 13, 2021	-	-	-	-	-

Black Ice Advisors, LLC	10%	November 25, 2020	-	-	-	-	5,739

Adar Alef, LLC	10%	February 5, 2021	-	-	-	-	-

LG Capital Funding LLC	10%	February 24, 2021	-	-	-	-	-

Cavalry Fund I LP	10%	June 30, 2021	300,000	15,041	(157,892)	157,149	-
	10%	July 31, 2021	300,000	12,750	(95,502)	217,248	-
	10%	September 24, 2021	114,000	3,061	(83,392)	33,669	-
	10%	August 5, 2021	100,000	4,055	(40,502)	63,553	-

Mercer Street Global Opportunity Fund, LLC	10%	August 3, 2021	400,000	16,438	(127,543)	288,895	-

Pinz Capital Special Opportunities Fund LP	-	-	-	-	-	-	-

Iroquois Master Fund Ltd.	10%	September 16, 2021	228,000	6,621	(161,786)	72,835	-

Mark Geist	10%	October 20, 2021	28,600	564	(22,958)	6,206	-

Bellridge Capital LP.	10%	November 25, 2021	286,000	2,821	(257,792)	31,029	-

Total convertible notes payable			$1,819,600	$64,893	$(980,852)	$903,641	$359,362

Interest expense, including penalty interest totaled $366,964 and $188,159 for the years ended December 31, 2020 and 2019, respectively.

Amortization of debt discount totaled $1,065,879 and $1,349,071 for the years ended December 31, 2020 and 2019, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

The total value of the beneficial conversion feature recorded as a debt discount during the years ended December 31, 2020 and 2019 was $1,406,369 and $882,448, respectively.

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

The balance of the note plus accrued interest at December 31, 2020 was $33,057, after unamortized debt discount of $33,485.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

GS Capital Partners, LLC

●

On August 14, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note had a maturity date of August 14, 2019 and a coupon of 8% per annum. The Company had the right to prepay the note up to 180 days, provided it made a pre-payment penalty as specified in the note. The outstanding principal amount of the note was convertible at any time after the six-month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

Between August 12, 2019 and September 11, 2019, the Company received notices of conversion from GS Capital Partners converting $50,000 of principal and $3,945 of interest into 1,743,227 shares of common stock at an average conversion price of $0.031 per share. The Company incurred a loss on conversion of $56,315.

As of August 14, 2019, the note was in default and accrued interest at the default interest rate of 24% per annum.

On December 30, 2019, the Company repaid the principal sum of $90,000 on the convertible note.

On January 28, 2020, in terms of a conversion notice received, the remaining principal balance of $10,000 plus accrued interest thereon of $17,741 was converted into 1,132,764 shares of common stock at a conversion price of $0.02449, thereby extinguishing the note.

●

On September 11, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $150,000 to GS Capital Partners, LLC. The note has a maturity date of August 14, 2019 and a coupon of 8% per annum. The note could not be prepaid. The outstanding principal amount of the note was convertible at any time after the six month anniversary of the note, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of lowest trading bid prices during the previous ten (10) trading days, including the date the notice of conversion is received.

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

●

On February 4, 2019, the Company issued a Convertible Promissory Note in the aggregate principal amount of $96,000 to GS Capital Partners LLC. The note had a maturity date of February 4, 2020 and a coupon of 8% per annum. The Company could not prepay the note. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 62% of the lowest three trading prices during the previous ten (10) trading days.

On December 19, 2019, the Company repaid the principal sum of $48,000 on the convertible note. On January 14, 2020, the Company repaid the principal sum of $48,000 and accrued interest and penalty interest of $33,030, thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

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

On December 10, 2020, The Company issued Crown Bridge 1,500,000 shares to settle a dispute relating to the repayment of the convertible note and the conversion rights relating to that note.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry Fund LLP

●

On July 1, 2020, the Company closed a transaction with Cavalry Fund I LP (“Cavalry”), pursuant to which the Company received net proceeds of $246,600, after certain expenses in exchange for the issuance of a $300,000 Senior Secured Convertible Note (“Initial Note”), with an original issue discount of 12.5% or $37,500, bearing interest at 10% per annum and maturing on June 30, 2021. The initial Note is convertible into shares of common stock at an initial conversion price of $0.035 per share. In addition, the Company issued a warrant exercisable over 8,571,428 shares of common stock at an initial exercise price of $.0.05 per share.

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

The balance of the Initial Note plus accrued interest at December 31, 2020 was $157,149, after unamortized debt discount of $157,892.

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

The balance of the Second Note plus accrued interest at December 31, 2020 was $217,248, after unamortized debt discount of $95,502.

●

On September 24, 2020, the Company closed a transaction with Cavalry pursuant to which the Company received net proceeds of $99,750, after certain expenses in exchange for the issuance of a $114,000 Senior Secured Convertible Note (the “Third Note”), with an original issue discount of $14,000, bearing interest at 10% per annum and maturing on September 24, 2021, the Third Note is convertible into shares of common stock at an initial conversion price of $0.035 per share, in addition, the Company issued a warrant exercisable over 3,257,143 shares of common stock at an initial exercise price of $0.05 per share.

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

The balance of the Third Note plus accrued interest at December 31, 2020 was $33,669, after unamortized debt discount of $83,392.

●

On October 20, 2020, Cavalry entered into an Assignment and Transfer agreement whereby the Senior Secured Convertible Note with a face value of $100,000, bearing interest at 10% per annum and maturing on August 5, 2021, together with the warrant exercisable over 2,857,143 shares of common stock at an initial exercise price of $0.05 per share, was acquired by Cavalry. The Note is convertible into shares of common stock at an initial conversion price of $0.035 per share.

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

The balance of the note plus accrued interest at December 31, 2020 was $63,553, after unamortized debt discount of $40,502.

In connection with the Securities Purchase Agreement entered into for the issuance of the initial Note and the Second Note, the Company entered into a Registration Rights Agreement, dated June 30, 2020 with Cavalry pursuant to which it was obligated to file a registration statement with the SEC within sixty (60) days after the date of the agreement to register the resale by the Investor of the Conversion Shares and Warrant Shares, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within seventy five (75) days after the registration statement is filed.

The Company has pledged substantially all of its assets as security for amounts due under the Initial Note, Second Note and Third Note, upon the terms and subject to the conditions set forth in a Security Agreement, dated June 30, 2020, between the Company and Cavalry.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

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

The balance of the note plus accrued interest at December 31, 2020 was $288,895, after unamortized debt discount of $127,543.

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

On October 20, 2020, Pinz entered into an assignment and transfer agreement with Cavalry, whereby the convertible note and the warrants issued in conjunction with this convertible note were assigned to Cavalry.

Iroquois Master Fund Ltd.

On September 16, 2020, the Company closed a transaction with Iroquois Master Fund Ltd., pursuant to which the Company received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on September 16, 2021. The note is convertible into shares of common stock at an initial conversion price of 0.035 per share. In addition, the Company issued a warrant exercisable over 6,514,286 shares of common stock at an initial exercise price of $0.05 per share.

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

The balance of the note plus accrued interest at December 31, 2020 was $72,835, after unamortized debt discount of $161,786.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	CONVERTIBLE NOTES PAYABLE (continued)

Mark Geist

On October 20, 2020, the Company closed a transaction with Mark Geist., pursuant to which the Company received net proceeds of $25,025 after an original issue discount of $3,575 in exchange for the issuance of a $28,600 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on October 20, 2021. The note is convertible into shares of common stock at an initial conversion price of 0.035 per share. In addition, the Company issued a warrant exercisable over 817,143 shares of common stock at an initial exercise price of $0.05 per share.

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

The balance of the note plus accrued interest at December 31, 2020 was $6,206, after unamortized debt discount of $22,958.

Bellridge Capital LP.

On November 25, 2020, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $250,250 after an original issue discount of $35,750 in exchange for the issuance of a $286,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on November 25, 2021, the note is convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 8171,429 shares of common stock at an initial exercise price of $0.05 per share.

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

The balance of the note plus accrued interest at December 31, 2020 was $31,029, after unamortized debt discount of $257,792.

11	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 10 above and certain warrants disclosed in note 12 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

During the year ended December 31, 2020, an additional $1,406,369 was raised as a derivative liability on variably priced convertible notes.

The value of this derivative financial liability was re-assessed at December 31, 2020, and $654,471 was charged to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	DERIVATIVE LIABILITY

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2020	Year ended December 31, 2019
Conversion price	$0.015 to 2.00	$0.02 to 2.00
Risk free interest rate	0.09 to 1.53%	1.53 to 2.59%
Expected life of derivative liability	1 to 12 months	1 to 12 months
Expected volatility of underlying stock	171.7 to 222.6%	148.5 to 224.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	December 31, 2020	December 31, 2019
Opening balance	$905,576	$1,833,672
Derivative financial liability arising from convertible note	1,406,369	1,053,842
Fair value adjustment to derivative liability	654,471	(1,981,938)
	$2,966,416	$905,576

Certain of the short-term convertible notes disclosed in note 10 above and note 14 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time. Due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2020 and 2019, and $654,471 was charged to the statement of operations and comprehensive loss and $1,981,938 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

12	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 193,637,747 and 128,902,124 shares of common stock as of December 31, 2020 and 2019, respectively, after giving effect to a 10 for 1 reverse stock split. The Company retroactively adjusted all share amounts and per share amounts in these financial statements to give effect to the reverse stock split.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

The following common shares were issued by the Company during the year ended December 31, 2020.

●	In terms of debt conversion notices received between January 28, 2020 and September 9, 2020, the Company issued an aggregate of 35,002,245 shares of common stock for the conversion of $335,948 of convertible debt, realizing a loss on conversion of $433,610 and in terms of debt exchange agreements entered into on January 7, 2020, the Company issued an aggregate of 2,504,110 shares of common stock, in settlement of $50,082 of loans payable, resulting in a net loss on exchange of $50,082.

●	In terms of subscription agreements entered into with investors on February 20, 2020 and March 16, 2020, the Company issued 1,400,000 shares of common stock for gross proceeds of $33,000.

●	In terms of an agreement entered into with a supplier, the Company issued 535,714 shares of common stock valued at $30,000 on grant date, as partial compensation for services provided.

●	In terms of an employment agreement entered into with the Company’s Chief Operating Officer, the Company issued 1,298,554 shares of common stock valued at $39,000.

●	The Company granted a director 2,000,000 shares of common stock for services to be rendered as a director of the Company, these shares were valued at grant date at $88,000.

●	The Company granted a previous convertible note holder 1,500,000 shares valued at $45,000 in settlement of a contractual dispute.

b.	Restricted stock awards

The following restricted stock awards were made during the year ended December 31, 2020.

(a)	An aggregate of 5,123,750 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These shares are restricted and were fully vested on January 1, 2020. These restricted shares were valued at $251,064 or $0.049 per share, the market price of the Company’s common stock on grant date.

(b)	An aggregate of 15,371,250 shares of restricted common stock were issued to our Chief Executive Officer in terms of an employment agreement entered into with him. These restricted shares of common stock, granted on June 24, 2020, are subject to forfeiture restrictions and which forfeiture restriction lapses 33%, 33% and 34% on the first, second and third anniversary of the June 24, 2020 date of grant, These restricted shares were valued at $753,191 or $0.049 per share, the market price of the Company’s common stock on grant date.

The restricted stock granted and exercisable at December 31, 2020 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	5,123,750	$0.049

The Company has recorded an expense of $502,128 for the year ended December 31, 2020 relating to the restricted stock awards.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of December 31, 2020 and December 31, 2019.

d.	Warrants

In connection with the subscription agreement entered into with an investor, a three year warrant exercisable for 1,000,000 shares of common stock was granted to the investor, together with 1,000,000 shares of common stock for subscription proceeds of $25,000.

In terms of the Senior Secured convertible notes entered into with various noteholders as described in note 10 above, the Company issued five year warrants exercisable for a total of 51,188,572 shares of common stock at an initial exercise price of $0.05 per share. The warrants have a cashless exercise option and an exercise limitation based on a certain beneficial ownership percentage of 4.99% which may be adjusted to 9.99%. The Company has a mandatory exercise right if the closing price of the common stock trades above $0.15 per share for ten consecutive days and trading volume is at least 250,000. The exercise price of the warrant is adjustable under the following conditions; i) subsequent equity sales are at a price below the exercise price of the warrant; ii) the Company issues options with an exercise price lower than the exercise price of the warrants; iii) issues convertible securities which are convertible into common stock at a price lower than the warrant exercise price; and iv) the option exercise price or rate of conversion for convertible securities results in a lower exercise price than the exercise price of the warrants.

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

The fair value of the warrants issued were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2020
Conversion price	$0.05
Risk free interest rate	0.21% to 0.36%
Expected life of	4.5 to 5.0 years
Expected volatility of underlying stock	212.9 to 215.1%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

A summary of warrant activity during the period January 1, 2019 to December 31, 2020 is as follows:

	Shares Underlying Warrants*	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	852,775	$2.00 to 6.25	$5.10
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2019	852,775	$2.00 to 6.25	$5.10
Granted	51,188,572	0.05	0.05
Forfeited/Cancelled	(852,775)	2.00 to 6.25	5.10
Exercised	-	-	-
Outstanding December 31, 2020	51,188,572	$0.05	$0.05

The warrants outstanding and exercisable at December 31, 2020 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	51,188,572	4.61		51,188,572	0.05	4.61

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2020 and 2019, respectively.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The maximum number of securities available under the Plan is 800,000 shares of common stock. The maximum number of shares of common stock awarded to any individual during any fiscal year may not exceed 100,000 shares of common stock.

No options were granted for the year ended December 31, 2020.

A summary of option activity during the period January 1, 2019 to December 31, 2020 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2019	200,000	$0,40	$0,40
Granted	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Exercised	-	-	-
Outstanding December 31, 2019	100,000	0.40	0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2020	100,000	$0.40	$0.40

The options outstanding and exercisable at December 31, 2020 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
0.40	100,000	8.00	$0.40	100,000	$0.4	8.00

The options outstanding have an intrinsic value of $0 and $0 as of December 31, 2020 and 2019, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	INCOME TAXES

The Company’s primary operations are based in the US and currently enacted tax laws in the US are used in the calculation of income taxes.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2020 and 2019, there have been no interest or penalties incurred on income taxes.

In the prior year, the Company’s primary operations were based in Mexico and enacted tax laws in Mexico were used in the calculation of income taxes, the holding company was based in the US and enacted US tax laws were used in the calculation of income taxes.

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

The provision for income taxes consists of the following:

	Year ended December 31, 2020	Year ended December 31, 2019
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	INCOME TAXES (continued)

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Continuing operations
Tax expense at the federal statutory rate	$(1,143,354)	$(850,030)
State tax expense, net of federal tax effect	(79,743)	-
Permanent differences	453,667	772,183)
Prior year net operating loss true up	487,927	-
Temporary timing differences	-	27,299
	(281,503)	(50,548)
Deferred income tax asset valuation allowance	281,503	50,548
	$-	$-
Discontinued operations
Tax expense at the federal statutory rate	$-	$66,918)
State tax expense, net of federal tax effect	-	-
Effect of foreign operations	-	(27,739
Effect of income tax rate change	-	-
Permanent timing differences	-	(1,834,306)
Temporary timing differences	-	63,004
	-	(1,732,123)
Deferred income tax asset valuation allowance	-	1,732,123
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2020	December 31, 2019
Other	246,069	27,299)
Net operating losses	3,999,612	3,936,879
Valuation allowance	(4,245,681)	(3,964,178)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2020 and December 31, 2019 was $4,245,681 and $3,964,178, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $281,503 primarily attributable to a prior year tax return to provision true-up of federal and Florida State NOL of $4,700,761 and $14,045,383 respectively.

As of December 31, 2020, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2020, and 2019, the Company had available for income tax purposes approximately $16.3 million in federal and state net operating loss carry forwards, which may be available to offset future taxable income. $7.9 million of the net operating losses will begin to expire in 2035 through 2037 and $8.4 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

The Company’s ability to utilize the United States Federal operating loss carryforwards may be subject to an annual limitation if pursuant to IRC Section 382/383 of the Internal Revenue Code of 1986, as amended, if a change of ownership has occurred. Management does not believe if an ownership change has occurred under IRC Section 382/383, but is evaluating, if such change has occurred. If such change has occurred, it is also possible that the loss carryforward could be eliminated.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2020	Year ended December 31, 2019
Incentive stock awards	$502,128	-
Stock issued for services rendered	88,000	162,254
	$590,128	$162,254

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2020 and 2019 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31, 2020 (Shares)	Year ended December 31, 2019 (Shares)
Convertible debt	56,486,677	28,557,283
Stock options	100,000	100,000
Warrants to purchase shares of common stock	51,188,572	852,775
	107,775,249	29,510,058

16	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

Andrey Novikov

On April 8, 2020 and December 18, 2020, in terms of the employment agreement entered into with Mr. Novikov, the Company issued 282,146 and 1,016,408 shares of common stock to Mr. Novikov, valued at an aggregate principal sum of $39,000.

James Fuller

On March 18, 2020, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock in terms of the Stock Incentive Plan valued at an aggregate principal sum of $88,000.

The Company has the following related party payables:

Description	December 31, 2020	December 31, 2019
Strategic IR	4,000	-
	$4,000	$-

The amount owing to Strategic IR is for services rendered to the Company by Strategic IR during the year ended December 31, 2020. Strategic IR was paid $60,000 and $60,000 for consulting services to the Company during the year ended December 31, 2020 and 2019, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

William Corbett

Effective June 24, 2020, the Company granted Mr. Corbett, the Chief Executive Officer of the Company, a total of 20,495,000 restricted shares of common stock of which 5,123,750 vested immediately and a further 15,371,250 restricted shares of common stock, granted on June 24, 2020, which are subject to forfeiture restrictions and which forfeiture restriction lapses 33%, 33% and 34% on the first, second and third anniversary of the June 24, 2020 date of grant.

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

LOANS PAYABLE

Description	Interest Rate	Maturity Date	December 31, 2020	December 31, 2019
Vladimir Skigin	4%	December 12, 2020	-	30,026
Loans payable - Related parties			$-	$30,026

Interest expense amounted to $23 and $23,248 for the years ended December 31, 2020 and 2019, respectively.

Vladimir Skigin

Mr. Skigin was considered to be a related party as his shareholding and that of the Companies under his control exceeded 5%.

●	Promissory note

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	COMMITMENTS AND CONTINGENCIES

The Company has property lease commitments disclosed under note 7 above.

The Company may have an obligation to repay certain convertible notes and accrued interest thereon, on maturity date, if these notes are not converted into equity prior to maturity date as disclosed under note 10 above.

18	SUBSEQUENT EVENTS

Convertible note funding

On February 3, 2021, the Company closed a transaction with Iroquois Master Fund Ltd., pursuant to which the Company received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 5,066,667 shares of common stock at an initial exercise price of $0.05 per share.

On February 3, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $250,250, after an original issue discount of $35,750 in exchange for the issuance of a $286,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 6,355,556 shares of common stock at an initial exercise price of $0.05 per share.

On February 3, 2021, the Company closed a transaction with Cavalry, pursuant to which the Company received net proceeds of $150,500, after an original issue discount of $21,500 in exchange for the issuance of a $172,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 3,822,223 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $180,250, after an original issue discount of $25,750 in exchange for the issuance of a $206,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 4,577,778 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $787,500, after an original issue discount of $112,500 in exchange for the issuance of a $900,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.23 per share, in addition, the Company issued a warrant exercisable for 3,913,044 shares of common stock at an initial exercise price of $0.24 per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	SUBSEQUENT EVENTS (continued)

Convertible note funding (continued)

On February 16, 2021, the Company closed a transaction with Cavalry, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

On February 16, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022, the note is convertible into shares of common stock at an initial conversion price of 0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

Debt conversions

Between January 4, 2021 and February 3, 2021, the Company received conversion notices from Cavalry, converting the aggregate principal amount of $300,000 and accrued interest thereon of $16,639, relating to a convertible note entered into on July 1, 2020 into 9,046,826 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

Between January 4, 2021 and February 9, 2021, the Company received conversion notices from Mercer, converting the aggregate principal amount of $400,000 and accrued interest thereon of $19,411, relating to a convertible note entered into on August 3, 2020 into 11,983,170 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

Between January 5, 2021 and February 5, 2021, the Company received conversion notices from Iroquois Master Fund Ltd., converting the aggregate principal amount of $228,000 relating to a convertible note entered into on September 16, 2020 into 6,514,288 shares of common stock at a conversion price of $0.035 per share, the interest accrued on the note remains outstanding.

On January 15, 2021, the Company received a conversion notice from Mark Geist, converting the aggregate principal amount of $28,600 and accrued interest thereon of $561, relating to a convertible note entered into on October 20, 2020 into 833,172 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

On February 6, 2021, the Company received a conversion notice from Bellridge Capital, LP. converting the aggregate principal amount of $286,000 and accrued interest thereon of $5,720, relating to a convertible note entered into on November 25, 2020 into 8,334,857 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

Between February 8, 2021 and February 12, 2021, the Company received conversion notices from Cavalry, converting the aggregate principal amount of $300,000 and accrued interest thereon of $16,083, relating to a convertible note entered into on July 31, 2020 into 9,030,953 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

On February 16, 2021, the Company received a conversion notice from Bellridge Capital, LP. converting the aggregate principal amount of $206,000, relating to a convertible note entered into on the same day into 4,577,778 shares of common stock at a conversion price of $0.045 per share, thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	SUBSEQUENT EVENTS (continued)

Debt conversions (continued)

On February 18, 2021, the Company received a conversion notice from Cavalry, converting the aggregate principal amount of $114,000 and accrued interest thereon of $4,623, relating to a convertible note entered into on September 24, 2020 into 3,389,238 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

On February 19, 2021, , the Company received a conversion notice from Iroquois Master Fund Ltd., converting the aggregate principal amount of $228,000 relating to a convertible note entered into on February 3, 2021 into 5,066,667 shares of common stock at a conversion price of $0.045 per share, the interest accrued on the note remains outstanding.

On February 22, 2021, the Company received a conversion notice from Cavalry, converting the aggregate principal amount of $100,000 and accrued interest thereon of $5,583, relating to a convertible note entered into on August 5, 2020 by Pinz and acquired by Cavalry on October 20, 2020, into 3,016,667 shares of common stock at a conversion price of $0.035 per share, the interest accrued on the note remains outstanding.

Debt Repayments

On February 16, 2021 and February 22, 2021, the Company repaid the aggregate principal sum of $286,000 and interest thereon of $1,033, owing on the convertible note it had entered into with Mercer on February 3, 2021, thereby extinguishing the note

On February 17, 2021, the Company repaid the aggregate principal sum of $172,000 owing on the convertible note it had entered into on February 3, 2021. The accrued interest of $669, remains outstanding.

Warrant proceeds

Between February 18, 2021 and March 9, 2021 warrants for 44,074,285 shares were exercised at an exercise price of $0.05 per share, for gross proceeds of $2,203,714.

Related Party transactions

On February 22, 2021, the Board of Directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000 and to pay the independent directors of the Company an annual director’s fee of $12,000.

On February 22, 2021, the Board also awarded each of its directors, James Fuller and Andrey Novikov, options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

Securities Purchase Agreements

On March 17, 2021, the Company, entered into Securities Purchase Agreements (the “SPAs”) with several institutional investors, pursuant to which the Company agreed to sell to the Investors in a private placement (i) 30,333,334 shares of its common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of its common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant is $0.15.

The Company intends to use the net proceeds primarily for development of the Company’s technology, digital payment platform and marketing, as well as for working capital and general corporate purposes.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	SUBSEQUENT EVENTS (continued)

Securities Purchase Agreements (continued)

The Warrants are exercisable for a period of five years from the date of issuance and have an exercise price of $0.15 per share, subject to adjustment as set forth in the Warrants for stock splits, stock dividends, recapitalizations and similar events. The Investors may exercise the Warrants on a cashless basis if after the six month anniversary of date of issuance the shares of common stock underlying the Warrants (the “Warrant Shares”) are not then registered pursuant to an effective registration statement. Each Investor has contractually agreed to restrict its ability to exercise the Warrants such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed the beneficial ownership limitation set forth in the Warrants which may not exceed initially 4.99% or 9.99% of the Company’s then issued and outstanding shares of common stock.

In connection with the SPAs, the Company entered into Registration Rights Agreements (“RRAs”), dated March 11, 2021, with each of the Investors pursuant to which the Company is obligated to file a registration statement (the “Registration Statement”) with the SEC to register for resale the Shares and Warrant Shares within twenty days following the date upon which the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within sixty days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within seventy five days after the Registration Statement is filed). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the resale registration statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the Registration Statement.

The SPAs and the RRAs contain customary representations, warranties, conditions and indemnification obligations of the parties, which were made only for purposes of such SPAs and RRAs as of specific dates and solely for the benefit of the parties. The SPAs and RRAs may be subject to limitations agreed upon by the contracting parties.

Pursuant to an engagement letter (the “Engagement Letter”), dated as of March 6, 2021, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the private placement. Pursuant to the engagement agreement, the Company agreed to pay Wainwright a cash fee of 8.0% of the gross proceeds raised by the Company in the private placement. The Company also agreed to pay Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the private placement; (ii) $35,000 for non-accountable expenses and (iii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company agreed to issue to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase a number of shares equal to 8.0% of the aggregate number of Shares sold under the Purchase Agreement or warrants to purchase an aggregate of up to 2,426,667 shares of the Company’s common stock. The Placement Agent Warrants generally will have the same terms as the Warrants, except they will have an exercise price of $0.1875.

Other than disclosed above, the Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with our Articles of Incorporation, as amended, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified.

Name	Age	Position

William Corbett	61	Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Director
Andrey Novikov	49	Chief Technology Officer and Director
James Fuller	81	Director

The following information pertains to the members of our Board and executive officers, their principal occupations and other public Company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

William Corbett, Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Director

Mr. Corbett has been serving as the Company’s Chief Executive Officer, Interim Chief Financial Officer and a Director since August 6, 2019 and as its Chairman since February 22, 2021.

William Corbett has over thirty years of Wall Street experience. Starting with Bear Stearns in the mid-eighties he became a managing director responsible for managing over 50 brokers and was subsequently hired by Lehman Brothers where he was one of the top producers in the 1990’s. In 1995, he co-founded and became CEO of The Shemano Group, a San Francisco investment banking boutique, which developed into one of the leading banks for funding small cap companies. He pioneered the PIPE industry (Private Investment in Public Equities) perennially leading the country in monies raised by investment banking firms in micro-cap companies. The firm was also responsible for bringing companies public through IPO’s reverse mergers, and a leading underwriter for secondaries, raising billions for companies over 20 years. Over the last five years, Mr. Corbett was a managing director at Paulson Investment Co. from October 2013 until October 2016, responsible for West Coast investment banking activities. He also has served as CEO of DPL a lending company, and a wholly owned subsidiary of DPW Holdings, Inc., from October of 2016 until May 2019.

Mr. Corbett’s financial experience on Wall Street, specifically with micro-cap companies, we believe provide him with the attributes that make him a valuable member of the Company’s Board of Directors.

Andrey Novikov, Chief Technology Officer and Director

Mr. Novikov originally served as our Chief Operating Officer since the consummation of the Merger on May 12, 2016 and was appointed as our Chief Technology Officer in December 2019. He was appointed to our Board on May 12, 2016. Mr. Novikov has served as the Chief Operating Officer and a director of Qpagos Corporation and had served in the same capacity for each of Qpagos, S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V. since their incorporation in Mexico in April 2014 until they were sold. Mr. Novikov served as the Vice President of International Business Development for QIWI PLC (NASDAQ: QIWI) (“QIWI”) from May 2008 until 2012, where he had a leading role in QIWI startups in several countries, including China, Brazil, Argentina, Chile, and Peru. From December 2012 until October 2014, Mr. Novikov served as an adviser for QIWI International Development.

We chose Mr. Novikov to serve as a member of our Board of Directors due to his vast knowledge of the industry and his managerial experience.

James Fuller, Director

Mr. James W. Fuller, MBA, was appointed to our Board of Directors in May 2017. He has been the Chief Executive Officer, President, Chief Financial Officer, Chairman, Principal Accounting Officer and Secretary of Beauty Brands Group Inc. since February 5, 2013. Since March 2008, Mr. Fuller has been a Partner in the Private equity firm, Baytree Capital Associates, LLC, where he oversees the West Coast operations and their interests in the Far East including China. In 2007 and 2008, he was the Owner of Northcoast Financial brokerage. He served as Senior Vice President of Marketing for Charles Schwab and Company from 1981 to 1985. Subsequently, he served key roles as the President of Bull & Bear Group, a mutual fund/discount brokerage company in New York. He served as the Senior Vice President of the New York Stock Exchange (NYSE) from 1976 to 1981, where he was responsible for corporate development, marketing, corporate listing and regulation oversight, research and public affairs. He also served as Senior Vice president of Bridge Information Systems and was the Founder and Head of Morgan Fuller Capital Group. He has over 30 years of experience in the brokerage and related financial services industries. His financial career started in 1968 with J. Barth & Company in San Francisco. He served as West Coast Managing Director for a New York based investment banking and trading firm from 1972 to 1974. He managed the consulting practice for the Investment Industries Division of SRI International, where he directed a study on the future of the Securities Industry from 1974 to 1976. His other projects included the development and implementation of the Cash Management Account for Merrill Lynch, which is a standard throughout the brokerage industry. He served as the Chairman of Pacific Research Institute. He has been a Director at Beauty Brands Group Inc. since February 5, 2013, Kogeto, Inc. since April 10, 2015 and Oklahoma Energy Corp. since 1998. He has been an Independent Director of Cavitation Technologies, Inc., since February 15, 2010 and serves as its Member of Advisory Board. He served as a Director of Bridge Information Systems. He served as an Independent Director of Propell Technologies Group, Inc. from October 14, 2011 to February 17, 2015. He served as a Director of TapImmune, Inc. from May 18, 2012 to February 6, 2013. He served on the Board of Trustees of the University of California, Santa Cruz for 12 years. He served on the Board of Directors of the Securities Investor Protection Corporation (SIPC) until 1987. He is a Member of the Board of the International Institute of Education. He is an Elected Member and Vice Chairman for Finance of the San Francisco Republican Central Committee and is a Member of the Pacific Council for International Policy, Commonwealth Club. He was a Member of the Committee of Foreign Relations. Mr. Fuller received his MBA in Finance from California State University and Bachelor of Science in Marketing and Political Science from San Jose State University.

We chose Mr. Fuller to serve as a member of our Board of Directors due to his extensive business and finance experience, which makes him a valuable member of our Board of Directors.

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

In addition, our Code of Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Conduct and Ethics by another. Our Code of Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Innovative Payment Solutions, 4768 Park Granada, Suite 200, Calabasas, California, 91302. A copy of our Code of Conduct and Ethics can be found at www.ipsipay.com.

Composition of the Board

In accordance with our Articles of Incorporation, our Board is to be elected annually as a single class.

Board Committees

We currently do not have a separate Audit Committee, Nominating, Governance Committee or Compensation Committee, however, we intend to expand the size of our Board of Directors and create such committees. Our full board currently serves as our Audit Committee and Compensation Committee. Due to the size of our Board of Directors and our company, we believe the structure is sufficient. None of our directors, other than James Fuller, is considered an “Audit Committee” financial expert. The Audit Committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance Committee will assist our Board of Directors in fulfilling its oversight responsibilities and identify, select and evaluate our Board of Directors and committees. No final determination has yet been made as to the memberships of the other committees.

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will provide officers and directors liability insurance.

Leadership Structure

The chairman of our Board of Directors, and Chief Executive Officer positions are currently the same person, Mr. Corbett. Our Bylaws do not require our Board of Directors to separate the roles of chairman and chief executive officer but provides our Board of Directors with the flexibility to determine whether the two roles should be combined or separated based upon our needs.  Our Board of Directors believes the combination of the chairman and the chief executive officer roles is the appropriate structure for our company at this time. Our Board of Directors believes the current leadership structure serves as an aid in the Board of Directors’ oversight of management and it provides us with sound corporate governance practices in the management of our business.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, the following individuals failed to file the following reports relating to the following transaction in a timely manner during the year ended December 31, 2020.

●	Mr. James W. Fuller filed one Form 4 late relating to one transaction; and
●	Mr. Jimmy I. Gibbs filed one Form 3 late.

Item 11. Executive Compensation

The following table summarizes all compensation earned in each of IPSI and its subsidiaries during its last two fiscal years ended December 31, 2020 and 2019 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of IPSI as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	All other comp.		Total

William Corbett, Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer(1)	2020	$142,750	28,605	502,128	(a)	$-	$33,000	(b)	$706,483
	2019	$49,091	-	-		-	$2,750	(b)	$51,841

Andrey Novikov	2020	$96,000	-	$39,000	(c)	$-	$-		$135,000
Chief Technology Officer, Secretary and Director(2)	2019	$126,100	-	$-		$-	$7,671	(d)	$133,771

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019 and appointed as Chairman of the Board on February 22, 2021.
(2)	Mr. Novikov has served as our Chief Operating Officer and a director from May 2015 to December 2019, and was appointed our Chief Technology Officer in December 2019.

(a)	Mr. Corbett was granted 20,495,000 restricted shares of common stock on January 1, 2020, of which 5,123,750 vested immediately and the remaining 15,371,250 vest equally on January 1, 2021, January 1, 2022 and January 1, 2023.
(b)	Consists of healthcare related expenses for the benefit of Mr. Corbett.
(c)	Mr. Novikov is issued shares of common stock valued at $3,000 per month, as partial payment of his base salary, pursuant to the terms of his employment agreement.
(d)	Consists of home leave expenses of $7,671

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2020:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS(1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*		Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested

William Corbett	-		-	-	-	-	15,371,250	$568,736	-	-
Andrey Novikov	100,000	(2)	-	-	$0.40	12/27/2028	-	$-	-	-

(1)	Adjusted for 10 for 1 reverse stock split effective November 1, 2019.
(2)	These options are fully vested as of December 31, 2020.

Agreements with Named Executive Officers

William Corbett

The Company entered into an executive employment agreement with William Corbett effective June 24, 2020 (as amended, the “Corbett Employment Agreement”) which provided that Mr. Corbett be (i) employed as the Company’s Chief Executive Officer for a term of three (3) years, provide for a base salary of $12,500 per month, (ii) granted a signing bonus of $25,000, (iii) receive a bonus of up to 50% of his the annual base salary upon the Company’s achievement of $2,000,000 EBITDA and  additional performance bonus payments as may be determined by the Company’s Board of Directors and (iv) provide for severance in the event of a termination without cause in amount equal to equal to fifty percent (50%) of his annual base salary rate then in effect, provided that if such termination without cause occurs after an Acquisition of the Company (as defined in the agreement), Mr. Corbett will be entitled to receive severance in an amount equal to equal to 100% of his annual base salary rate then in effect.

Further, pursuant to the Corbett Employment Agreement the Company granted Mr. Corbett 5,123,750 shares of the Company’s common stock, which are fully vested and not subject to forfeiture.

On June 24, 2020, the Company entered into a restricted stock agreement with Mr. Corbett pursuant to which the Company granted him a restricted stock award of 15,371,250 shares of the Company’s common stock, with such shares are subject to forfeiture and which forfeiture restriction lapse 33%, 33% and 34%, respectively, on the first, second and third anniversary of the date of grant.

On June 24, 2020, the Company entered into an indemnification agreement with Mr. Corbett to indemnify him, in connection with his position of employment with the Company and in the discharge of his duties and responsibilities to the Company, to the maximum extent allowed under the laws of the State of Nevada. The Company is not be required or obligated to indemnify Mr. Corbett to extent it would violate the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the rules and regulations thereunder.

On December 14, 2020, the Company entered into an amendment to the Corbett Employment Agreement whereby the Company agreed to increase Mr. Corbett’s base salary to $20,000 per month and to pay Mr. Corbett a bonus of $20,000 for the year ended December 31, 2020.

On February 22, 2021, the Board of Directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000.

Andrey Novikov

On December 3, 2019, we entered into a one-year employment agreement with Mr. Novikov to serve as our Chief Technology Officer and Secretary (the “Novikov Employment Agreement”) which replaced the agreement that Qpagos Corporation entered into with Mr. Novikov on May 18, 2015, which was extended for one year on June 12, 2019. pursuant to the terms of the agreement, Mr. Novikov is entitled to receive an annual salary at a rate of $8,000 per month, payable $5,000 in cash in accordance with the regular payroll practices of the Company and $3,000 in Common Stock (based on then current fair market value of the Common Stock on the date of grant as determined by our Board of Directors. Mr. Novikov is also be eligible to earn an annual performance bonus up to fifty percent (50%) of the base salary based upon the Board’s assessment of his performance and attainment of targeted goals as set by the board of directors in its sole discretion. The Novikov Employment Agreement provides for a severance payments in the event of employment termination by us without Cause (as defined in the Agreement), by Mr. Novikov for Good Reason (as defined in the Agreement), due to Disability (as defined in the Agreement) or death, in certain circumstances (such as upon termination without Cause or for Good Reason) equal to the continuation of the payment of Mr. Novikov’s base salary until the last day of the employment term. The Novikov Employment Agreement also includes confidentiality obligations and invention assignments by Mr. Novikov. On December 14, 2020, we amended the Novikov Employment Agreement to extend the term of his employment agreement by 1 year until December 3, 2021 and on December 18, 2020 the Board approved the issuance of 1,016,408 shares of the Company’s restricted common stock. Additionally, on February 22, 2021, the Board awarded Mr. Novikov options to purchase 208,333 shares of common stock under the Company’s 2018 Stock Incentive Plan (the “Stock Incentive plan”), exercisable for ten years at a price of $0.24 per share.

The Novikov Employment Agreement replaced the agreement that Qpagos Corporation entered into on May 18, 2016 with Andrey Novikov to serve as its Chief Operating Officer and Secretary, which term was extended on June 12, 2019 for an additional one year. During the term of the original employment agreement, Mr. Novikov received an annual base salary of not less than $180,000, which base salary was reduced to $108,000 effective May 1, 2019, and he was entitled to an annual performance cash bonus targeted at up to 50% of his base salary, in the discretion of the Board of Directors.

 On February 22, 2021, the Board of Directors of the Company granted Mr. Novikov an option to purchase 208,333 shares of the Company’s common stock at an exercise price of $0.24.

Director Compensation

The executive directors were not paid any fees for their service as directors; however, each of Messrs. Novikov and Corbett received compensation for service as officers of Innovative Payment Solutions, Inc.

Board of Directors Compensation

The following table sets forth information for the fiscal year ended December 31, 2020 regarding the compensation of our directors who on December 31, 2020 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Restricted stock awards	Total

James Fuller(1) (2)	$-	-	$88,000	$88,000

(1)

On March 18, 2020, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the Stock Incentive Plan.

On February 22, 2021, the Board of Directors of the Company granted Mr. Fuller an option to purchase 208,333 shares of the Company’s common stock at an exercise price of $0.24.

(2)	As of December 31, 2020, the following table sets forth the number of aggregate outstanding stock awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Stock Awards
James Fuller	2,019,000

On March 18, 2020, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the Stock Incentive Plan.

Each director is reimbursed for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 2021 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

The address of each beneficial owner is 9355 Business Center Drive, #9 Northridge, CA 91324.

We have based our calculations of the percentage of beneficial ownership on 329,838,982 shares of our common stock. We have deemed shares of our common stock subject to options and warrants that are currently exercisable within 60 days of March 17, 2021 to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 19355 Business Center Drive, #9, Northridge, CA 91324.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned

William Corbett (Chief Executive Officer)	41,484,388	(1)	11.86%

Andrey Novikov (Chief Operating Officer)	1,750,887	(2)	**

James Fuller (Director)	2,227,333	(3)	**

All officers and directors as a group (3 persons)	45,462,608		12.98%

5% or more Shareholders

Strategic IR, Inc.	27,156,353	(4)	8.23%

Jimmy J. Gibbs	19,574,391	(5)	5.93%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.
**	Less than 1%
(1)	Based solely on a Schedule 13D filed by Mr. Corbett on March 19, 2021. Figure includes (i) 6,113,138 shares of common stock (ii) 15,371,250 restricted shares of common stock, granted on June 24, 2020, which are subject to forfeiture restrictions and which forfeiture restriction lapses 33%, 33% and 34% on the first, second and third anniversary of the June 24, 2020 date of grant, and (iii) a five year warrant exercisable for 20,000,000 shares of common stock at an exercise price of $0.24 per share, all of which are fully vested.
(2)	Consists of 1,442,564 shares of the Company’s restricted common stock and options exercisable for 308,333 shares of common stock all of which are vested.
(3)	Consists of 2,019,000 shares of the Company’s restricted common stock, and options exercisable for 208,333 shares of common stock of which all are vested.
(4)	Information is based on a Schedule 13G filed by Strategic IR with the Securities and Exchange Commission on July 9, 2020. Anna Mosk is the President of Strategic IR and its business address is 19355 Business Center Drive, Suite 9, Northridge, California 91324.
(5)	Based solely on the information disclosed by Mr. Jimmy I. Gibbs a Schedule 13G/A filed on January 31, 2020. Figure Consists of (i) 19,467,891 shares of common stock; and (ii) 106,500 shares of common stock held by Gibbs Investment Holdings, LLC, of which Mr. Gibbs is an equity holder and controller. The business address for each of Mr. Gibbs, Gibbs International, Inc., and Gibbs Investment Holdings, LLC is 9855 Warren H. Abernathy Highway, Spartanburg, South Carolina 29301.

Equity Compensation Plan Information

On June 18, 2018, we established its 2018 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote our and our stockholders interests by providing directors, officers, employees and consultants with appropriate incentives and rewards to encourage them to enter into and continue in our employ, to acquire a proprietary interest in our long-term success and to reward the performance of individuals in fulfilling long-term corporate objectives.

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

As of December 31, 2020, there was an aggregate of 100,000 options to purchase shares of common stock granted under our 2018 Equity Incentive Plan and 700,000 reserved for future grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	100,000	$0.40	7,00,000

Equity compensation plans not approved by security holders	-	$-	-
Total	100,000	$0.40	700,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2019 for us and our subsidiaries or any proposed transaction, in which we and our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

William Corbett

Effective June 24, 2020, the Company entered into the Corbett Employment Agreement. Pursuant to the Corbett Employment Agreement we granted Mr. Corbett 5,123,750 shares of the Company’s common stock, which are fully vested and not subject to forfeiture.

On June 24, 2020, the Company entered into a restricted stock agreement with Mr. Corbett pursuant to which the Company granted him a restricted stock award of 15,371,250 shares of the Company’s common stock, which forfeiture restriction lapse 33%, 33% and 34%, respectively, on the first, second and third anniversary of the date of grant

On June 24, 2020, we entered into an indemnification agreement with Mr. Corbett to indemnify him, in connection with his position of employment with us and in the discharge of his duties and responsibilities to us, to the maximum extent allowed under the laws of the State of Nevada.

On December 14, 2020, we entered into an amendment to the Corbett Employment Agreement whereby we agreed to increase Mr. Corbett’s base salary to $20,000 per month and to pay Mr. Corbett a bonus of $20,000 for the year ended December 31, 2020.

On February 22, 2021, we granted Mr. Corbett a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24.

Andrey Novikov

On December 3, 2019, we entered into the Novikov Employment Agreement which replaced the agreement that Qpagos Corporation entered into with Mr. Novikov on May 18, 2015, which was extended for one year on June 12, 2019. On December 14, 2020, we amended the Novikov Employment Agreement to extend the term of his employment agreement by 1 year until December 3, 2021

On December 18, 2020, the Company issued Mr. Novikov 1,016,408 shares of the Company’s restricted common stock pursuant to Mr. Novikov’s employment agreement.

On April 7, 2020, the Company issued 282,146 shares of the Company’s common stock for services rendered by Mr. Novikov as our Chief Technology Officer.

On February 22, 2021, we awarded Mr. Novikov options under the Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

James Fuller

On March 18, 2020, we granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the Stock Incentive Plan.

On February 22, 2021, we agreed to pay Mr. Fuller an annual director’s fee of $12,000 and awarded him options under the Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

Gaston Pereira

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

Mr. Skigin

On December 23, 2019, in terms of a debt purchase agreement entered into with Waketec OU, Mr. Skigin acquired $30,000 of the promissory note issued to Waketec OU by Qpagos Corporation. On December 23, 2019, we entered into a debt settlement agreement whereby we agreed to the assignment of the debt owed to Mr. Skigin by Qpagos Corporation to us in exchange for a new promissory note in the principal amount of $30,000 issued by us. The promissory note is unsecured, bears interest at 4% per annum and matures on December 23, 2020. On January 7, 2020, we entered into a debt exchange agreement with Mr. Skigin, whereby the aggregate principal sum of $30,000 plus accrued interest of $49 was exchanged for 1,502,466 shares of common stock at an issue price of $0.02 per share, realizing a loss on exchange of $30,049.

Strategic IR

The amount owed to Strategic IR is for services rendered to us by Strategic IR during the year ended December 31, 2020 was $4,000. Strategic IR was paid $60,000 and $60,000 for consulting services to us during the year ended December 31, 2020 and 2019, respectively.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that James Fuller, is our only director that qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Mr. Corbett and Mr. Novikov currently employed as our Chief Executive Officer and Chairman of the Board and Chief Technology Officer, respectively, and therefore would not be considered independent directors.

Potential Conflicts of Interest

Since we did not have an Audit Committee or Compensation Committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2020 and 2019 by our auditors:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Audit fees and expenses	$67,500	$140,000
Taxation preparation fees	-	-
Audit related fees	-	-
Other fees	-	-
	$	$140,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2020, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in this Annual Report for the fiscal year ended December 31, 2020

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2020 and 2019
3.	Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2020 and 2019
4.	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Change to the Articles of Incorporation of the Registrant (Reverse) (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
4.1#	2018 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C (File No. 000-55648) filed with the Securities and Exchange Commission on May 14, 2021)
4.2#	8% Promissory Note between the Company and Andrey Novikov dated December 9, 2019 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 11, 2019)
4.3	Form of 10% Original Issue Discount Senior Secured Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2020)
4.4	Warrant Agreement, dated June 30, 2020 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2020)
4.5	Form of 10% Original Issue Discount Senior Secured Convertible Note (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2020 (File No. 000-55648)
4.6	Warrant issued to Cavalry Fund I LP, dated July 31, 2020 (incorporated by reference to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.7	Warrant issued to Mercer Street Global Opportunity Fund, LLC, dated August 3, 2020 (incorporated by reference to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.8	Warrant issued to Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.9	Form of 10% Original Issue Discount Convertible Note (incorporated by reference to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 21, 2020)
4.10	Warrant Agreement, dated September 16, 2020 (incorporated by reference to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 21, 2020)
4.11	Form of Original Issue Discount 10% Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 30, 2020).
4.12	Form of Warrant Agreement, dated September 24, 2020 (incorporated by reference to Exhibit 4.2 to the Current Report on form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 30, 2020).

4.13	Form of Original Issue Discount 10% Convertible Note issued to Mark Geist (Incorporated by reference to Exhibit 4.35 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020).
4.14	Warrant issued to Mark Geist dated October 20, 2020 (Incorporated by reference to Exhibit 4.36 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020).
4.15	Form of Original Issue Discount 10% Convertible Note issued to Bellridge Capital, LP (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 30, 2020).
4.16	Warrant issued to Bellridge Capital, LP dated November 25, 2020. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 30, 2020).
4.17	Form of 12.5% Original Issue Discount Convertible Note (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
4.18	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
4.19	Form of Original Issue Discount 12.5% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.20	Form of Warrant Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.21#	Warrant Agreement, dated February 22, 2021, issued to William D. Corbett (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 26, 2021)
4.22	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.23	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.24*	Description of Securities
10.1	Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated May 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.2	Additional Agreement No. 1 to Sublicense Agreement between Janor Enterprises and Qpagos Corporation dated November 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.3#	Employment Agreement Gaston Pereira (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.4#	Employment Agreement Andrey Novikov (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.5	Amendment to Employment Agreement by and between QPAGOS and Gaston Pereira (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 17, 2019)
10.6#	Amendment to Employment Agreement between QPAGOS and Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 17, 2019)
10.7	Stock Purchase Agreement between QPAGOS and Vivi Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 8, 2019)
10.8#	Employment Agreement between Innovative Payment Solutions, Inc. and Andrey Novikov (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 6, 2019)
10.9#	Partial Settlement of Outstanding Balance Between the Company and Andrey Novikov (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 11, 2019)
10.10#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)

10.11#	Restricted Stock Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.12#	Indemnification Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.13	Securities Purchase Agreement, between Innovative Payment Solutions, Inc. and Cavalry Fund I LP, dated June 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2020)
10.14	Security Agreement, between Innovative Payment Solutions, Inc. and Cavalry Fund I LP, dated June 30, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2020)
10.15	Registration Rights Agreement, between Innovative Payment Solutions, Inc. and Cavalry Fund I LP, dated June 30, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on July 2, 2020)
10.16	Securities Purchase Agreement, between Innovative Payment Solutions, Inc. and Mercer Street Global Opportunity Fund, LLC, dated August 3, 2020 (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
10.17	Securities Purchase Agreement, between Innovative Payment Solutions, Inc. and Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
10.18	Amended and Restated Security Agreement, between Innovative Payment Solutions, Inc. and Cavalry Fund I LP, as collateral agent, dated August 3, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
10.19	Registration Rights Agreement, between Innovative Payment Solutions, Inc. and Mercer Street Global Opportunity Fund, LLC, dated August 3, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
10.20	Registration Rights Agreement, between Innovative Payment Solutions, Inc. and Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to Exhibit 10.6 to Current Report on the Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
10.21	Securities Purchase Agreement, between Innovative Payment Solutions, Inc. and Iroquois Master Fund Ltd., dated September 16, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 21, 2020)
10.22	Registration Rights Agreement, between Innovative Payment Solutions, Inc. and Iroquois Master Fund Ltd., dated September 16, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 21, 2020).
10.23	Securities Purchase Agreement between Innovative Payment Solutions, Inc. and Cavalry Fund I LP, dated September 24, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 30, 2020).
10.24	Registration Rights Agreement between Innovative Payment Solutions, Inc. and Cavalry Fund I LP, dated September 24, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 30, 2020).
10.25#	Independent Director Services Agreement between Innovative Payment Solutions, Inc. and James Fuller, dated March 18, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 24, 2020).
10.26	Securities Purchase Agreement dated October 20, 2020 between Innovative Payment Solutions, Inc. and Mark Geist (Incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020).

10.27	Registration Rights Agreement, dated October 20, 2020 between Innovative Payment Solutions, Inc. and Mark Geist (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020).
10.28	Securities Purchase Agreement dated November 25, 2020 between Innovative Payment Solutions, Inc. and Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 30, 2020).
10.29	Registration Rights Agreement, dated November 25, 2020 between Innovative Payment Solutions, Inc. and Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 30, 2020).
10.30#	Amendment, dated December 14, 2020, to the Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.31#	Amendment, dated December 14, 2020, to the Employment Agreement between Innovative Payment Solutions, Inc. and Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.32	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.33	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.34	Form of Securities Purchase Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.35	Form of Registration Rights Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.36	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
10.37	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
10.38	Engagement Letter, dated March 6, 2021, by and between H.C. Wainwright & Co. and Innovative Payment Solutions, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)

99.1	Assignment and Transfer Agreement by and between Pinz Capital Special Opportunities Fund, L.P. and Cavalry Fund I LP, dated October 20, 2020 (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020)
23.1*	Consent of Independent Registered Accounting Firm (RBSM LLP).
31.1*	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Indicates management contract or compensatory plan

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Signature	Title	Date

/s/ William Corbett	Chief Executive Officer, Interim Chief Financial Officer and Chairman	March 31, 2021
William Corbett	(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2021	By:	/s/ William Corbett
Chief Executive Officer, Interim Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2021	By:	/s/ Andrey Novikov
Chief Operating Officer and Director

Date: March 31, 2021	By:	/s/ James Fuller
Director