Form 10-Q
period 2021-03-31
Innovative Payment Solutions, Inc.
filed 2021-05-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of common stock outstanding as of May 13, 2021 was 349,373,901.

INNOVATIVE PAYMENT SOLUTIONS, INC.

The COVID-19 pandemic has required the management of Innovative Payment Solutions, Inc. (the “Company”) to focus its attention on responding to the challenges presented by the COVID-19 pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the virtual payments industry.

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E-wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by the COVID-19 pandemic, businesses have been suspended due to local stay-at-home orders intended to contain the COVID-19 pandemic and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California continues to be delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue and access usual sources of liquidity on reasonable terms, if at all. During this delay, the Company decided to take measures to reengineer its kiosks to provide for additional functionality and features, which reengineering should be complete by the time of installation, assuming no further delays due to the COVID-19 pandemic or otherwise.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Report, “IPSI,” the “Company,” “we,” “us” and “our” refer to Innovative Payment Solutions, Inc.

INNOVATIVE PAYMENT SOLUTIONS, INC.

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

TABLE OF CONTENTS

March 31, 2021

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
Assets

Current Assets
Cash	$7,594,288	$94,703
Other current assets	8,264	5,270
Total Current Assets	7,602,552	99,973

Non-current assets
Plant and equipment	33,333	37,500
Right of use asset	41,301	51,926
Security deposit	8,800	4,000
Investment	1	1
Total Non-Current Assets	83,435	93,427
Total Assets	$7,685,987	$193,400

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$167,677	$461,577
Related party payables	4,000	4,000
Federal relief loans	60,292	60,292
Loans payable	571	23,633
Convertible debt, net of unamortized discount of $1,803,200 and $980,852, respectively	274,748	903,641
Operating lease liability	41,301	44,134
Derivative liability	4,570,272	2,966,416
Total Current Liabilities	5,118,861	4,463,693

Non-Current Liabilities
Federal relief loans	154,115	152,728
Operating lease liability	-	7,792
Total Non-Current Liabilities	154,115	160,520
Total Liabilities	5,272,976	4,624,213

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 332,338,981 and 193,637,747 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	33,233	19,363
Additional paid-in-capital	41,403,459	23,179,399
Accumulated deficit	(39,023,681)	(27,629,575)
Total Stockholders’ Equity (Deficit)	2,413,011	(4,430,813)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,685,987	$193,400

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020
Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	4,993,839	654,899
Total Expense	4,993,839	654,899

Loss from Operations	(4,993,839)	(654,899)

Investment impairment charge	-	(509,981)
Loss on debt conversion	(5,184,447)	(70,807)
Loss on settlement of liabilities	-	(50,082)
Interest expense	(67,312)	(54,337)
Amortization of debt discount	(2,113,652)	(160,078)
Derivative liability movements	965,144	102,121
Foreign currency gain		-
Loss before Income Taxes	(11,394,106)	(1,398,063)
Income Taxes	-	-
Net loss	$(11,394,106)	$(1,398,063)

Basic and Diluted loss per share	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	255,272,113	152,922,870

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Deficit
Balance as of December 31, 2020	-	$-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$(4,430,813)
Warrants exercised	-	-	44,074,284	4,407	2,199,307	-	2,203,714
Share subscriptions	-	-	30,333,334	3,033	4,546,967	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	(501,100)
Conversion of debt to equity	-	-	61,793,616	6,179	7,437,488	-	7,443,668
Fair value of warrants issued as compensation	-	-	-	-	4,327,899	-	4,327,899
Stock based compensation	-	-	2,500,000	250	213,499	-	213,749
Net loss	-	-	-	-	-	(11,394,106)	(11,394,106)
Balance as of March 31, 2021	-	$-	332,338,981	$33,233	$41,403,459	$(39,023,681)	$2,413,011

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Deficit
Balance as of December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$(593,119)
Conversion of debt to equity	-	-	2,504,110	250	99,914	-	100,164
Settlement of liabilities	-	-	1,692,764	169	105,966	-	106,135
Shares issued for services	-	-	535,714	54	29,946	-	30,000
Share subscriptions	-	-	1,400,000	140	32,860	-	33,000
Stock based compensation	-	-	22,495,000	2,250	399,581	-	401,831
Net loss	-	-	-	-	-	(1,398,063)	(1,398,063)
Balance as of March 31, 2020	-	$-	157,529,712	$15,753	$22,247,289	$(23,583,094)	$(1,320,052)

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,394,106)	$(1,398,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(965,144)	(102,121)
Depreciation	4,167	-
Amortization of debt discount	2,113,652	160,078
Investment impairment charge	-	509,981
Loss on conversion of debt to equity	5,184,447	70,807
Loss on settlement of liabilities	-	50,082
Shares issued for services	-	30,000
Fair value of warrants issued as compensation	4,327,899	-
Stock based compensation	213,749	401,831
Amortization of right of use asset	10,625	4,482
Changes in Assets and Liabilities
Other current assets	(2,994)	47,595
Accounts payable and accrued expenses	(293,900)	(5,021)
Operating lease liabilities	(10,625)	(4,482)
Interest accruals	38,050	21,307
CASH USED IN OPERATING ACTIVITIES	(774,180)	(213,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in deposits	(4,800)	-
Plant and equipment purchased	-	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(4,800)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	4,550,000	33,000
Share issue expenses	(501,100)	-
Proceeds from warrants exercised	2,203,714	-
Repayment of loans payable	(22,049)	(20,000)
Repayment of convertible notes	(521,000)	(48,000)
Proceeds from short term notes and convertible notes	2,569,000	296,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,278,565	261,250

NET INCREASE (DECREASE) IN CASH	7,499,585	(2,274)
CASH AT BEGINNING OF PERIOD	94,703	2,979
CASH AT END OF PERIOD	$7,594,288	$705

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$33,030	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Recognition of right of use lease	$-	$86,741
Conversion of convertible debt to equity	$2,259,221	$100,164
Settlement of liabilities with equity	$-	$106,135

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2020, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

All amounts referred to in the notes to the unaudited condensed financial statements are in United States Dollars ($) unless stated otherwise.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services or compensation, estimates of the probability and potential magnitude of contingent liabilities, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

c)	Contingencies

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

d)	Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

e)	Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. The global Covid-19 breakout has caused an economic crisis which may result in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities. In addition, businesses have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on its business and financial condition and has hampered the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

f)	Recent accounting pronouncements

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the financial statements upon adoption.

g)	Reporting by Segment

No segmental information is required as the Company has not generated any revenue for the three months ended March 31, 2021 and 2020 and only has one operating segment.

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2021 and December 31, 2020, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2021, the balance exceeded the federally insured limit by $7,344,288 and at December 31, 2020, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2021 and December 31, 2020.

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

The Company recorded an impairment charge of $1,019,960 on its non-marketable equity securities for the year ended December 31, 2020. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

k)	Plant and Equipment

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

The Company had no revenues during the three months ended March 31, 2021 and 2020.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

n)	Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded in operating expenses in the statement of operations.

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

p)	Income Taxes

The Company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2021 and December 31, 2020, there have been no interest or penalties incurred on income taxes.

q)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, there is no comprehensive income for the periods presented.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

3	LIQUIDITY MATTERS

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the three months ended March 31, 2021, the Company had a net loss of $11,394,106 and had $7,594,288 in cash. In connection with preparing the financial statements for the three months ended March 31, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through May 15, 2022.

Management has executed the following to address the Company’s liquidity during the three months ended March 31, 2021:

●	The Company received net proceeds of $1,788,500 after an original issue discount of $255,500 upon its issuance of Senior Secured Convertible Notes in the principal amount of $2,044,000, bearing interest at 10% per annum and maturing on February 16, 2022.

●	Between February 18, 2021 and March 9, 2021 warrants for 44,074,285 shares were exercised by investors at an exercise price of $0.05 per share, for gross proceeds of $2,203,714.

●	On March 17, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with several institutional investors, pursuant to which we sold to the Investors in a private placement (i) 30,333,334 shares of our common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of our common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant was $0.15.

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

Based on this current business plan, the Company believes its existing cash is sufficient to conduct planned operations for one year from the issuance of the March 31, 2021 financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

4	INVESTMENT

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

As of March 31, 2021 and March 31, 2020, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $0 and $509,981, respectively, based on Vivi’s indicated timeline for its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic. The total impairment as of March 31, 2021 and December 31, 2020 was $1,019,960.

The shares in Vivi Holdings, Inc., are unlisted as of March 31, 2021.

	March 31, 2021	December 31, 2020
Investment in Vivi Holdings, Inc.	$1	$1

5	LEASES

The Company entered into a real property lease for office and warehouse space located at 19355 Business Center Drive in Northridge California, Los Angeles County. The lease commenced on February 15, 2020 and expires on February 28, 2022, monthly rental expense is $3,945 per month with no escalations during the term of the lease.

The initial value of the right-of-use asset was $86,741 and the operating lease liability was $86,741. The Company monitors for events or changes in circumstances that require a reassessment of its lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset unless doing so would reduce the carrying amount of the right-of-use asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative right-of-use asset balance is recorded as a loss in the statement of operations.

On March 22, 2021, the Company entered into a real property lease for an office located at 7677 Topaz Circle, Dublin, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

5	LEASES (continued)

Right of use assets

Right of use assets are included in the unaudited condensed Balance Sheet are as follows:

	March 31, 2021	December 31, 2020
Non-current assets
Right of use assets, operating leases, net of amortization	$41,301	$51,926

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three Months Ended March 31, 2021	Three months ended March 31, 2020
Operating lease expense	$11,835	$5,918

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
Remainder of 2021	$35,505
2022	7,890
43,395
Imputed interest	(2,094)
Total operating lease liability	$41,301

Disclosed as:
Current portion	$41,301
Non-current portion	-
$41,301

Other lease information:

Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(11,835)
Remaining lease term – operating lease	11 months
Discount rate – operating lease	10.0%

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

6	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	March 31, 2021	December 31, 2020
Stanislav Minaychenko	4.0%	September 16, 2020	$-	$14,530
Maxim Pukhoskiy	4.0%	June 16, 2020	-	8,041
Dieter Busenhart	10.0%	January 17, 2021	571	1,062
Total loans payable			$571	$23,633

Interest expense totaled $134 and $323 for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, the Company repaid the aggregate principal sum of $13,893 and interest thereon of $717, thereby extinguishing the note.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the three months ended March 31, 2021, the Company repaid the aggregate principal sum of $7,656 and interest thereon of $429, thereby extinguishing the note.

Dieter Busenhart

On July 17, 2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

During the three months ended March 31, 2021, the Company repaid the aggregate principal sum of $500.

The balance remaining on the promissory note consists of accrued interest of $571.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	March 31, 2021 Amount, net	December 31, 2020 Amount, net
Power Up Lending Group	12%	July 13, 2021	$-	$-	$-	$-	$33,057

Cavalry Fund I LP	10%	June 30, 2021	-	-	-	-	157,149
	10%	July 31, 2021	-	-	-	-	217,248
	10%	September 24, 2021	-	-	-	-	33,669
	10%	August 5, 2021	-	-	-	-	63,553
	10%	February 3, 2022	-	669	-	669	-
	10%	February 16, 2022	572,000	6,833	(504,614)	74,219	-

Mercer Street Global Opportunity Fund, LLC	10%	August 3, 2021	-	-	-	-	288,895
	10%	February 3, 2022	-	-	-	-	-
	10%	February 16, 202	572,000	6,833	(504,614)	74,219	-

Iroquois Master Fund Ltd.	10%	September 16, 2021	-	8,041	-	8,041	72,835
	10%	February 3, 2022	-	822	-	822	-

Mark Geist	10%	October 20, 2021	-	-	-	-	6,206

Bellridge Capital LP.	10%	November 25, 2021	-	-	-	-	31,029
	10%	February 16, 2022	-	-	-	-	-
	10%	February 16, 2022	900,000	10,750	(793,972)	116,778	-

Total convertible notes payable			$2,044,000	$33,948	$(1,803,200)	$274,748	$903,641

Interest expense totaled $65,792 and $53,991 and amortization of debt discount totaled $2,113,652 and $160,078 for the three months ended March 31, 2021 and 2020, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the three months ended March 31, 2021 and 2020 was $2,569,000 and $326,750, respectively.

Power Up Lending Group Ltd

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

On January 11, 2021, the Company repaid the principal sum of $63,000 and accrued interest and penalty interest thereon of $27,083, thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry Fund LLP

●

On July 1, 2020, the Company closed a transaction with Cavalry Fund I LP (“Cavalry”), pursuant to which the Company received net proceeds of $246,600, after certain expenses in exchange for the issuance of a $300,000 Senior Secured Convertible Note (“Initial Cavalry Note”), with an original issue discount of 12.5% or $37,500, bearing interest at 10% per annum and maturing on June 30, 2021. The Initial Cavalry Note was convertible into shares of common stock at an initial conversion price of $0.035 per share. In addition, the Company issued a warrant exercisable over 8,571,428 shares of common stock at an initial exercise price of $0.05 per share.

The Initial Cavalry Note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Initial Note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Initial Cavalry Note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

Between January 4, 2021 and February 3, 2021, the Company received conversion notices from Cavalry, converting the aggregate principal amount of $300,000 and accrued interest thereon of $16,639 into 9,046,826 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the Initial Cavalry Note.

●

Cavalry had agreed to purchase an additional $300,000 Senior Secured Convertible Note (the “Second Cavalry Note”); from the Company upon the same terms as the Initial Cavalry Note, within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Initial Cavalry Note and upon exercise of the Warrants that had been issued being declared effective by the SEC. On July 28, 2020 the registration statement was declared effective and on July 31, 2020, the Company received the additional net proceeds of $262,500. In addition, the Company issued a warrant exercisable over 8,571,429 shares of common stock at an initial exercise price of $0.05 per share.

The Second Cavalry Note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Second Note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Second Cavalry Note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

Between February 8, 2021 and February 12, 2021, the Company received conversion notices from Cavalry, converting the aggregate principal amount of $300,000 and accrued interest thereon of $16,083 into 9,030,953 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the Second Cavalry Note.

●

On September 24, 2020, the Company closed a transaction with Cavalry pursuant to which the Company received net proceeds of $99,750, after certain expenses in exchange for the issuance of a $114,000 Senior Secured Convertible Note (the “Third Cavalry Note”), with an original issue discount of $14,000, bearing interest at 10% per annum and maturing on September 24, 2021, the Third Cavalry Note was convertible into shares of common stock at an initial conversion price of $0.035 per share, in addition, the Company issued a warrant exercisable over 3,257,143 shares of common stock at an initial exercise price of $0.05 per share.

The Third Cavalry Note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Third Note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Third Cavalry Note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

On February 18, 2021, the Company received a conversion notice from Cavalry, converting the aggregate principal amount of $114,000 and accrued interest thereon of $4,623 into 3,389,238 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the Third Cavalry Note.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry Fund LLP (continued)

●

On October 20, 2020, Cavalry entered into an Assignment and Transfer agreement whereby the Senior Secured Convertible Note with a face value of $100,000, bearing interest at 10% per annum and maturing on August 5, 2021, together with the warrant exercisable over 2,857,143 shares of common stock at an initial exercise price of $0.05 per share, was acquired by Cavalry (the “Transferred note”). The Transferred Note was convertible into shares of common stock at an initial conversion price of $0.035 per share.

The transferred Note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Transferred Note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Transferred note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

On February 22, 2021, the Company received a conversion notice from Cavalry, converting the aggregate principal amount of $100,000 and accrued interest thereon of $5,583 into 3,016,667 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the Transferred Note.

●

On February 3, 2021, the Company closed a transaction with Cavalry, pursuant to which the Company received net proceeds of $150,500, after an original issue discount of $21,500 in exchange for the issuance of a $172,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022 (the Fourth Cavalry Note”). The fourth Cavalry Note is convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 3,822,223 shares of common stock at an initial exercise price of $0.05 per share.

On February 17, 2021, the Company repaid the aggregate principal sum of $172,000 owing on the Fourth Cavalry Note it had entered into on February 3, 2021. The accrued interest of $669, remains outstanding.

●

On February 16, 2021, the Company closed a transaction with Cavalry, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the Fifth Cavalry Note”). The Fifth Cavalry Note is convertible into shares of common stock at an initial conversion price of 0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

The balance of the Fifth Cavalry Note plus accrued interest at March 31, 2021 was $74,219, after unamortized debt discount of $504,614.

Mercer Street Global Opportunity Fund, LLC

●

On August 3, 2020, the Company closed a transaction with Mercer Street Global Opportunity Fund, LLC, (“Mercer”), pursuant to which the Company received net proceeds of $350,000, after an original issue discount of $50,000 in exchange for the issuance of a $400,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on August 3, 2021(the Initial Mercer Note”). The Initial Mercer Note was convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 11,428,571 shares of common stock at an initial exercise price of $0.05 per share.

The Initial Mercer note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Initial Mercer Note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

Between January 4, 2021 and February 9, 2021, the Company received conversion notices from Mercer, converting the aggregate principal amount of $400,000 and accrued interest thereon of $19,411, relating to the Initial Mercer Note entered into on August 3, 2020 into 11,983,170 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the Initial Mercer Note.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	CONVERTIBLE NOTES PAYABLE (continued)

Mercer Street Global Opportunity Fund, LLC (continued)

●

On February 3, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $250,250, after an original issue discount of $35,750 in exchange for the issuance of a $286,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022 (the Second Mercer Note”). The second Mercer Note was convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 6,355,556 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021 and February 22, 2021, the Company repaid the aggregate principal sum of $286,000 and interest thereon of $1,033, owing on the Second Mercer Note it had entered into with Mercer on February 3, 2021, thereby extinguishing the Second Mercer Note.

●

On February 16, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the Third Mercer Note”). The Third Mercer Note is convertible into shares of common stock at an initial conversion price of 0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

The balance of the Third Mercer Note plus accrued interest at March 31, 2021 was $74,219, after unamortized debt discount of $504,614.

Iroquois Master Fund Ltd.

●

On September 16, 2020, the Company closed a transaction with Iroquois Master Fund Ltd., pursuant to which the Company received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on September 16, 2021 (the Initial Iroquois Note”). The Initial Iroquois Note is convertible into shares of common stock at an initial conversion price of 0.035 per share. In addition, the Company issued a warrant exercisable over 6,514,286 shares of common stock at an initial exercise price of $0.05 per share.

The Initial Iroquois Note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Initial Iroquois Note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

Between January 5, 2021 and February 5, 2021, the Company received conversion notices from Iroquois Master Fund Ltd., converting the aggregate principal amount of $228,000 relating to the Initial Iroquois Note entered into on September 16, 2020 into 6,514,288 shares of common stock at a conversion price of $0.035 per share. The accrued interest of $8,041 on the Initial Iroquois Note remains outstanding.

●

On February 3, 2021, the Company closed a transaction with Iroquois Master Fund Ltd., pursuant to which the Company received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022 (the Second Iroquois Note”). The Second Iroquois Note was convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 5,066,667 shares of common stock at an initial exercise price of $0.05 per share.

On February 19, 2021, the Company received a conversion notice from Iroquois Master Fund Ltd., converting the aggregate principal amount of $228,000 into 5,066,667 shares of common stock at a conversion price of $0.045 per share. The accrued interest of $823 on the Second Iroquois Note remains outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	CONVERTIBLE NOTES PAYABLE (continued)

Mark Geist

On October 20, 2020, the Company closed a transaction with Mark Geist., pursuant to which the Company received net proceeds of $25,025 after an original issue discount of $3,575 in exchange for the issuance of a $28,600 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on October 20, 2021. The note was convertible into shares of common stock at an initial conversion price of 0.035 per share. In addition, the Company issued a warrant exercisable over 817,143 shares of common stock at an initial exercise price of $0.05 per share.

The note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

On January 15, 2021, the Company received a conversion notice from Mark Geist, converting the aggregate principal amount of $28,600 and accrued interest thereon of $561 into 833,172 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the note.

Bellridge Capital LP.

●

On November 25, 2020, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $250,250 after an original issue discount of $35,750 in exchange for the issuance of a $286,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on November 25, 2021 (the “Initial Bellridge Note”). The Initial Bellridge Note was convertible into shares of common stock at an initial conversion price of 0.035 per share, in addition, the Company issued a warrant exercisable over 8,171,429 shares of common stock at an initial exercise price of $0.05 per share.

The Initial Bellridge Note could be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note could be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it could be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The Initial Bellridge Note contained certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

On February 6, 2021, the Company received a conversion notice from Bellridge Capital, LP. converting the aggregate principal amount of $286,000 and accrued interest thereon of $5,720 into 8,334,857 shares of common stock at a conversion price of $0.035 per share, thereby extinguishing the Initial Bellridge Note.

●

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $180,250, after an original issue discount of $25,750 in exchange for the issuance of a $206,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022, (the “Second Bellridge Note”). The Second Bellridge Note was convertible into shares of common stock at an initial conversion price of 0.045 per share, in addition, the Company issued a warrant exercisable for 4,577,778 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021, the Company received a conversion notice from Bellridge Capital, LP. converting the aggregate principal amount of $206,000, relating to a convertible note entered into on the same day into 4,577,778 shares of common stock at a conversion price of $0.045 per share, thereby extinguishing the Second Bellridge Note.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	CONVERTIBLE NOTES PAYABLE (continued)

Bellridge Capital LP. (continued)

●

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $787,500, after an original issue discount of $112,500 in exchange for the issuance of a $900,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the “Third Bellridge Note”). The Third Bellridge Note is convertible into shares of common stock at an initial conversion price of 0.23 per share, in addition, the Company issued a warrant exercisable for 3,913,044 shares of common stock at an initial exercise price of $0.24 per share.

The Third Bellridge Note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the note may be prepaid in an amount equal to 115% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets.

The balance of the Third Bellridge Note plus accrued interest at March 31, 2021 was $116,777, after unamortized debt discount of $793,973.

8	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 7 above and certain warrants disclosed in note 9 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

During the three months ended March 31, 2021, an additional $2,569,000 was raised as a derivative liability on convertible notes and warrants.

The value of this derivative financial liability was re-assessed at March 31, 2021, and $965,144 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Three months Ended March 31, 2021	Year Ended December 31, 2020
Conversion price	$0.045 to 0.24	$0.015 to 2.00
Risk free interest rate	0.07 to 0.92%	0.09 to 1.53%
Expected life of derivative liability	1 to 5 years	1 to 12 months
Expected volatility of underlying stock	181.31 to 215.33%	171.7 to 222.6%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	March 31, 2021	December 31, 2020
Opening balance	$2,966,416	$905,576
Derivative financial liability arising from convertible note	2,569,000	1,406,369
Fair value adjustment to derivative liability	(965,144)	(654,471)
	$4,570,272	$2,966,416

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 332,338,981 and 193,637,747 shares of common stock as of March 31, 2021 and December 31, 2020, respectively.

The following common shares were issued by the Company during the three months ended March 31, 2021:

●	In terms of debt conversion notices received between January 5, 2021 and February 23, 2021, the Company issued an aggregate of 61,793,616 shares of common stock for the conversion of $2,259,221 of convertible debt and interest thereon, realizing a loss on conversion of $5,184,447.

●	In terms of warrant exercise notices received between February 18, 2021 and March 9, 2021, the Company issued 44,074,285 shares of common stock for gross proceeds of $2,203,714.

●

On March 17, 2021, the Company, entered into Securities Purchase Agreements with several institutional investors, pursuant to which the Company agreed to sell to the Investors in a private placement (i) 30,333,334 shares of its common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of its common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant is $0.15.

Pursuant to an engagement letter dated as of March 6, 2021, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the private placement. Pursuant to the engagement agreement, the Company agreed to pay Wainwright a cash fee of 8.0% of the gross proceeds raised by the Company in the private placement. The Company also agreed to pay Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the private placement; (ii) $35,000 for non-accountable expenses and (iii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company agreed to issue to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase a number of shares equal to 8.0% of the aggregate number of Shares sold under the Purchase Agreement or warrants to purchase an aggregate of up to 2,426,667 shares of the Company’s common stock. The Placement Agent Warrants generally will have the same terms as the Warrants, except they will have an exercise price of $0.1875.

b.	Restricted stock awards

On December 15, 2020, in terms of an employment agreement entered into with an employee, the Company granted 2,500,000 restricted shares of which 1,000,000 vested on January 1, 2021 and the remaining 1,500,000 shares vest over a period of two years.

The restricted stock granted and exercisable at March 31, 2021 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	10,247,500	$0.049
0.05	2,500,000	0.050	1,000,000	0.050
	22,995,000	$0.049	11,247,500	0.049

The Company has recorded an expense of $122,141 and $313,830 for the three months ended March 31, 2021 and 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of March 31, 2021 and December 31, 2020.

d.	Warrants

In terms of the Senior Secured convertible notes entered into with various noteholders as described in note 7 above, the Company issued five year warrants exercisable for a total of 28,709,182 shares of common stock at initial exercise prices ranging from $0.05 to $0.24 per share. The warrants have a cashless exercise option and an exercise limitation based on a certain beneficial ownership percentage of 4.99% which may be adjusted to 9.99%. The exercise price of the warrant is adjustable under the following conditions; i) subsequent equity sales are at a price below the exercise price of the warrant; ii) the Company issues options with an exercise price lower than the exercise price of the warrants; iii) issues convertible securities which are convertible into common stock at a price lower than the warrant exercise price; and iv) the option exercise price or rate of conversion for convertible securities results in a lower exercise price than the exercise price of the warrants.

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

On February 22, 2021, the Board of Directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24, valued at $4,327,899 and expensed as stock based compensation during the current period.

In connection with the Securities Purchase Agreements with several institutional investors, disclosed in 9(a) above, the Company sold warrants to purchase up to an aggregate of 15,166,667 shares of its common stock. The combined purchase price for one share of common stock and associated Warrant is $0.15. The warrants were valued at $2,028,509 using a Black Scholes valuation model and using the assumptions disclosed below.

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

Pursuant to an engagement letter dated as of March 6, 2021, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the private placement, discussed above. The Company agreed to issue to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of up to 2,426,667 shares of the Company’s common stock. The Placement Agent Warrants generally will have the same terms as the Warrants, except they will have an exercise price of $0.1875. The warrants were valued at $323,924 using a Black Scholes valuation model and using the assumptions disclosed below.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The fair value of the warrants granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Three months ended March 31, 2021
Exercise price	$0.05 to 0.24
Risk free interest rate	0.46% to 0.92%
Expected life	5.0 years
Expected volatility of underlying stock	213.84 to 215.33%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2020 to March 31, 2021 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	852,775	$2.00 to 6.25	$5.10
Granted	51,188,572	0.05	0.05
Forfeited/Cancelled	(852,775)	2.00 to 6.25	5.10
Exercised	-	-	-
Outstanding December 31, 2020	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	-	-	-
Exercised	(44,074,285)	0.05	0.05
Outstanding March 31, 2021	73,416,802	$ 0.05 – 0.24	$0.15

The warrants outstanding and exercisable at March 31, 2021 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	26,936,510	4.65		26,936,510		4.65
0.15	15,166,667	4.96		15,166,667		4.96
0.1875	2,426,667	4.96		2,426,667		4.96
0.24	28,886,958	4.89		28,886,958		4.89
	73,416,802	4.82	0.15	73,416,802	0.15	4.82

The warrants outstanding have an intrinsic value of $1,831,683 and $0 as of March 31, 2021 and December 31, 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

9	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

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

On February 22, 2021, the Board awarded each of its directors, James Fuller and Andrey Novikov, options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

No options were granted for the year ended December 31, 2020.

A summary of option activity during the period January 1, 2020 to March 31, 2021 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	100,000	$0.40	$0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2020	100,000	0.40	0.40
Granted	416,666	0.24	0.24
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2021	516,666	$0.24 to 0.40	$0.27

The options outstanding and exercisable at March 31, 2021 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.24	416,666	9.90		416,666		9.90
0.40	100,000	7.75		100,000		7.75
	516,666	9.49	$0.27	516,666	$0.27	9.49

The options outstanding have an intrinsic value of $0 and $0 as of March 31, 2021 and December 31, 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

10	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2021 and 2020 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31, 2021 (Shares)	Three months ended March 31, 2020 (Shares)
Convertible debt	8,993,106	44,283,120
Stock options	516,666	100,000
Warrants to purchase shares of common stock	73,416,802	1,852,775
	82,926,574	46,235,895

11	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On February 22, 2021, the Board awarded James Fuller options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

Andrey Novikov

On February 22, 2021, the Board awarded Andrey Novikov options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

William Corbett

On February 22, 2021, the Board of Directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

12	COMMITMENTS AND CONTINGENCIES

The Company entered into a real property lease for office and warehouse space located at 19355 Business Center Drive in Northridge California, Los Angeles County. The lease commenced on February 15, 2020 and expires on February 28, 2022, monthly rental expense is $3,945 per month with no escalations during the term of the lease.

Amount
Undiscounted minimum future lease payments
Total instalments due:
Remainder of 2021	$35,505
2022	7,890
43,395

On March 22, 2021, the Company entered into a real property lease for an office located at 7677 Topaz Circle, Dublin, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred. The monthly rental is $4,800 per month.

13	SUBSEQUENT EVENTS

On April 5, 2021, the Board of directors approved advisory board agreements with four individuals, each agreement for a period of two years form the effective date of the agreement and may be terminated by each party with 30 days’ notice. As compensation the Company awarded each advisory board member 2,000,000 restricted shares of common stock, the restricted shares of common stock vest as to 75% on the effective date and 25% on the anniversary date of the agreement.

On April 22, 2021, warrants for 5,179,363 shares were exercised at $0.05 per share for gross proceeds of $258,968.

On April 28, 2021, warrants for 6,355,556 shares were exercised at $0.05 per share for gross proceeds of $317,778.

On May 3, 2021, the Company appointed Clifford W. Henry andf Madisson G Corbett to the Company’s board of directors.

The Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our audited annual financial statements and the related notes thereto, each of which appear on Form 10-K filed with the SEC on March 31, 2021. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Innovative Payment Solutions, Inc.

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

We offer a simple payment solution for consumers and businesses. We have plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E-wallet ecosystem. The kiosks are currently located in our warehouses in Southern California awaiting installation. Due to measures imposed by the local governments in areas affected by the novel coronavirus outbreak (“COVID-19”), businesses have been suspended due to local and state stay-at-home orders intended to contain the COVID-19 outbreak and many people have been forced to work from home in those areas. As a result, installation of our network of kiosks, terminals and payment channels in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue. During this delay, the Company decided to take measures to reengineer its kiosks to provide for additional functionality and features, which reengineering should be complete by the time of installation, assuming no further delays due to the COVID-19 pandemic or otherwise.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed financial statements as of March 31, 2021 and 2020, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020

Net revenue

We anticipate that we will recommence generating revenue once we are able to install our kiosks, the timing of which is uncertain due to the COVID-19 pandemic.

Cost of goods sold

We anticipate that our cost of goods sold will increase once we are able to install our kiosks.

General and administrative expenses

General and administrative expenses were $4,993,839 and $654,899 for the three months ended March 31, 2021 and 2020, respectively, an increase of $4,338,940. The increase is primarily due to the increase in stock based compensation expense of $4,541,648 related to the fair value of warrants exercisable for 20,000,000 shares of common stock granted to our CEO, and Chairman on February 22, 2021, 2,500,000 restricted shares granted to an employee on December 15, 2020, which began vesting on January 1, 2021, and stock options exercisable for 416,666 shares of common stock granted to our directors on February 22, 2021, legal fees increased by $64,144 primarily due to the private placement which closed on March 17, 2021, the remaining increase is due to additional employees employed as the Company positions itself to introduce its payment solution to the market.

Investment impairment charge

Investment impairment charge was $0 and $509,981 for the three months ended March 31, 2021 and 2020, respectively, in the prior period, the Company raised an impairment charge against the investment in Vivi Holdings Inc, as the Company has not met any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $5,184,447 and $70,807 for the three months ended March 31, 2021 and 2020, respectively, an increase of $5,113,640. The loss on debt conversion represents a loss realized on the conversion of convertible notes, treated as derivative liabilities, into equity at fixed conversion prices of $0.035 to $0.05 per share, when the stock price was ranging from $0.05 per share to $0.22 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the three months ended March 31, 2021.

Loss on settlement of liabilities

Loss on settlement of liabilities was $0 and $50,082 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $50,082. The loss on settlement of liabilities in the prior period represented the settlement of certain promissory notes by the issuance of 1,692,764 shares of common stock at a discount to current market prices.

Interest expense, net

Interest expense was $67,312 and $54,337 for the three months ended March 31, 2021 and 2020, respectively, an increase of $12,975 or 23.9%. The increase is primarily due to the increase in the principal amount of convertible debt outstanding from $932,664 in the prior year to $2,044,000 in the current period.

Amortization of debt discount

Amortization of debt discount was $2,113,652 and $160,078 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1,953,574. The increase is primarily due to the acceleration of the amortization of debt discount which arose during the current year and the prior year due to the early repayment and the conversion of several convertible notes during the current period. A total of $2,259,221 of convertible debt was converted during the current period and a total of $521,000 of convertible debt was repaid during the current period.

Derivative liability movements

Derivative liability movements were $965,144 and $102,121 for the three months ended March 31, 2021 and 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of March 31, 2021.

Net loss before income taxes and net loss

We incurred a net loss of $11,394,106 and $1,398,063 for the three months ended March 31, 2021 and 2020 respectively, an increase in loss of $9,996,043, primarily due to the increase in stock based compensation of $4,541,398 discussed under general and administrative expenses above; the loss on debt conversion of $5,113,640, discussed above; and the increase in the amortization of debt discount of $1,953,574; offset by the movement in derivative liabilities of $863,023.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We incurred an accumulated deficit of $39,023,681 through March 31, 2021 and incurred negative cash flow from operations of $774,180 for the three months ended March 31, 2021. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development.

To meet our financing needs, we have raised net convertible debt funding of $2,048,000, received proceeds from warrant exercises of $2,203,714 and additional gross proceeds $4,550,000 from a private placement of equity securities, we believe we have sufficient funding to implement our business strategy in the US market.

At March 31, 2021, we had cash of $7,594,288 and working capital of $2,483,691, including a derivative liability of $4,570,272. Due to the proceeds raised on the convertible debt funding, warrant exercises and private equity placement, we believe we have sufficient funds to continue as a going concern for the next twelve months. After eliminating the derivative liability our working capital is $7,053,963. Due to the COVID-19 pandemic our ability to generate revenue has been significantly impacted and it is difficult to determine when we my start to generate revenue from operations.

We utilized cash of $774,180 and $213,524 from operations for the three months ended March 31, 2021 and 2020, respectively. Overall cash utilized in operations increased by $560,656, primarily due to the repayment of longer outstanding payables and an increase in corporate overhead as we ready ourselves for our new technology platform.

Cash provided by financing activities for the three months ended March 31, 2021 was primarily comprised of gross proceeds of $4,550,000 from the private placement on March 17, 2021, $2,203,714 from warrants exercised and $2,569,000 from convertible debt issued, we utilized $501,100 for share issue expenses and repaid convertible debt of $521,000 during the period.

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

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2021	35,505
2022	7,890
43,395

On March 22, 2021, the Company entered into a real property lease for an office located at 7677 Topaz Circle, Dublin, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. The monthly rental is $4,800 per month.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) who is also its interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who also serves as its interim CFO concluded that due to a lack of segregation of duties and insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of March 31, 2021 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, who also serves as its interim CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 (the “2020 Form 10-K”). Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2020 Form 10-K.

We may continue to generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2019 and 2019, we incurred a net loss of $5,444,544 and $4,047,762, respectively and for the three months ended March 31, 2021 and 2020, we incurred a net loss of ($11,394,106) and ($1,398,063). We have an accumulated deficit of $39,023,681 through March 31, 2021. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

To date we have not successfully generated sufficient revenue to pay our operating expenses and have relied on proceeds from recent equity and note issuances to pay the deficiency.

As of December 31, 2020, we had outstanding convertible debt in the principal amount of $903,641, net of unamortized discount of $980,852, pursuant to the terms of various notes that we issued. Subsequent to December 31, 2020, we issued unsecured convertible notes in the aggregate principal amounts of $2,936,000, of which $892,000 was subsequently settled or converted to equity. At March 31, 2021, our only remaining debt was convertible debt in the principal amount of $2,044,000. To date, we have not generated sufficient revenue to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. Upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below or as disclosed in Current Reports on Form 10-Q, we did not have any unregistered sales of equity securities during the three months ended March 31, 2021.

As described above, we issued notes in the aggregate principal amount of $2,936,000 issued in February 2021 convertible into 28,709,182 shares of our common stock and warrants to purchase an aggregate of 28,709,182 shares of common stock.

The Company issued an aggregate of 61,793,616 shares of common stock upon the conversion of $2,259,221 of convertible debt and interest thereon between January 5, 2021 and February 23, 2021.

The Company issued 44,074,285 shares of common stock upon the exercise of warrants between February 18, 2021 and March 9, 2021.

All sales to persons in each of the transactions set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder for the offer and sale of securities not involving a public offering, except for debt conversions which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

Item 3. Defaults upon senior Securities

None

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Asiya Pearls, Inc. dated as of September 25, 2013 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-192877)).
3.2	Bylaws of QPAGOS Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016 (File No. 333-192877)).
3.3	Certificate of Amendment to Articles of Incorporation of Asiya Pearls, Inc. dated May 27, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016 (File No. 333-192877)).
3.4	Certificate of Amendment to Articles of Incorporation of QPAGOS (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2018 (File No. 000-55648)).
3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (Name Change) filed by QPAGOS dated October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2019 (File No. 000-55648)).
3.6	Certificate of Change to the Articles of Incorporation of the Registrant (Reverse Split) dated October 31, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2019 (File No. 000-55648)).
4.1	Form of 12.5% Original Issue Discount Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021 (File No. 000-55648)).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021 (File No. 000-55648)).
4.3	Form of Original Issue Discount 12.5% Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021 (File No. 000-55648)).
4.5	Form of Warrant Agreement, dated February 16, 2021 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021 (File No. 000-55648)).
4.6#	Warrant Agreement, dated February 22, 2021, issued to William D. Corbett (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2021 (File No. 000-55648)).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2021 (File No. 000-55648)).
4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2021 (File No. 000-55648)).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021 (File No. 000-55648)).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2021 (File No. 000-55648)).
10.3	Form of Securities Purchase Agreement, dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021 (File No. 000-55648)).
10.4	Form of Registration Rights Agreement, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2021 (File No. 000-55648)).
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2021 (File No. 000-55648)).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2021 (File No. 000-55648)).

10.7	Engagement Letter, dated March 6, 2021, by and between H.C. Wainwright & Co. and Innovative Payment Solutions, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2021 (File No. 000-55648)).
31.1*	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: May 14, 2021	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)