Form 10-Q
period 2021-06-30
Innovative Payment Solutions, Inc.
filed 2021-08-12
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

56B 5th Street, Lot 1 Carmel By The Sea, CA	93921
Address of Principal Executive Offices	Zip Code

(866) 477-4729

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

19355 Business Center Drive., #9, Northridge CA 91324

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

Number of shares of common stock outstanding as of August 11, 2021 was 356,451,678.

INNOVATIVE PAYMENT SOLUTIONS, INC.

The COVID-19 pandemic has required the management of Innovative Payment Solutions, Inc. (the “Company”) to focus its attention on responding to the challenges presented by the COVID-19 pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the virtual payments industry.

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E-wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting the installation of a suitable payment platform which is currently under development. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California continues to be delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue.

The Company continues to monitor the continuous impact of COVID-19 closely. The extent to which COVID-19 will continue to impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Report, “IPSI,” the “Company,” “we,” “us” and “our” refer to Innovative Payment Solutions, Inc.

INNOVATIVE PAYMENT SOLUTIONS, INC.

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

TABLE OF CONTENTS

June 30, 2021

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
Assets

Current Assets
Cash	$7,271,669	$94,703
Other current assets	13,899	5,270
Total Current Assets	7,285,568	99,973

Non-current assets
Plant and equipment	38,083	37,500
Right of use asset	-	51,926
Security deposit	4,800	4,000
Investment	500,001	1
Total Non-Current Assets	542,884	93,427
Total Assets	$7,828,452	$193,400

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$422,222	$461,577
Related party payables	4,000	4,000
Federal relief loans	60,292	60,292
Loans payable	571	23,633
Convertible debt, net of unamortized discount of $1,293,600 and $980,852, respectively	836,016	903,641
Operating lease liability	-	44,134
Derivative liability	2,399,326	2,966,416
Total Current Liabilities	3,722,427	4,463,693

Non-Current Liabilities
Federal relief loans	155,517	152,728
Operating lease liability	-	7,792
Total Non-Current Liabilities	155,517	160,520
Total Liabilities	3,877,944	4,624,213

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 356,451,678 and 193,637,747 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	35,644	19,363
Additional paid-in-capital	43,054,824	23,179,399
Accumulated deficit	(39,139,960)	(27,629,575)
Total Stockholders’ Equity (Deficit)	3,950,508	(4,430,813)
Total Liabilities and Stockholders’ Equity	$7,828,452	$193,400

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	1,719,770	297,764	6,709,441	952,663
Depreciation and amortization	4,484	4,167	8,651	4,167
Total Expense	1,724,254	301,931	6,718,092	956,830

Loss from Operations	(1,724,254)	(301,931)	(6,718,092)	(956,830)

Investment impairment charge	-	(509,979)	-	(1,019,960)
Loss on debt conversion	-	(79,467)	(5,184,447)	(150,274)
Loss on settlement of liabilities	-	-	-	(50,082)
Interest expense	(53,371)	(29,750)	(120,684)	(84,088)
Amortization of debt discount	(509,600)	(213,101)	(2,623,252)	(373,178)
Derivative liability movements	2,170,946	176,490	3,136,090	278,611
Other (expense) income	-	(20,000)	-	(20,000)
Loss before Income Taxes	(116,279)	(977,738)	(11,510,385)	(2,375,801)

Income Taxes	-	-	-	-

Net Loss	(116,279)	(977,738)	(11,510,385)	(2,375,801)

Basic and diluted loss per share	(0.00)	(0.01)	(0.04)	(0.02)

Weighted Average Number of Shares Outstanding – Basic and diluted	347,857,137	158,738,117	301,820,387	155,830,492

See notes to the unaudited condensed financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Deficit
Balance as of December 31, 2020	-	$-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$(4,430,813)
Warrants exercised	-	-	44,074,284	4,407	2,199,307	-	2,203,714
Share subscriptions	-	-	30,333,334	3,033	4,546,967	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	(501,100)
Conversion of debt to equity	-	-	61,793,616	6,179	7,437,488	-	7,443,668
Fair value of warrants issued as compensation	-	-	-	-	4,327,899	-	4,327,899
Stock based compensation	-	-	2,500,000	250	213,499	-	213,749
Net loss	-	-	-	-	-	(11,394,106)	(11,394,106)
Balance as of March 31, 2021	-	$-	332,338,981	$33,233	$41,403,459	$(39,023,681)	$2,413,011
Warrants exercised	-	-	16,112,698	1,611	804,024	-	805,635
Shares issued for services	-	-	8,000,000	800	775,200	-	776,000
Stock based compensation	-	-	-	-	72,141	-	72,141
Net loss	-	-				(116,279)	(116,279)
Balance as of June 30, 2021	-	$-	356,451,679	$35,644	$43,054,824	$(39,139,960)	$3,950,508

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Income	Deficit

Balance as of December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Settlement of liabilities	-	-	2,504,110	250	99,914	-	-	100,164
Conversion of debt to equity	-	-	1,692,764	169	105,966	-	-	106,135
Shares issued for services	-	-	535,714	54	29,946	-	-	30,000
Share subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	2,000,000	200	87,800	-	-	88,000
Fair value of Restricted Stock Awards	-	-	20,495,000	2,050	311,781	-	-	313,831
Net loss	-	-	-	-	-	(1,398,063)	-	(1,398,063)
Balance as of March 31, 2020	-	-	157,529,712	15,753	22,247,289	(23,583,094)	-	(1,320,052)
Conversion of debt to equity	-	-	5,330,737	533	154,933	-	-	155,466
Shares issued for services	-	-	282,146	28	13,472	-	-	13,500
Fair value of Restricted Stock Awards	-	-	-	-	62,765	-	-	62,765
Net income	-	-	-	-	-	(977,738)	-	(977,738)
Balance as of June 30, 2020		$-	163,142,595	$16,314	$22,478,459	$(24,560,832)	$-	$(2,066,059)

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,510,385)	$(2,375,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(3,136,090)	(278,611)
Depreciation	8,651	4,167
Amortization of debt discount	2,623,252	373,178
Investment impairment charge	-	1,019,960
Loss on conversion of debt to equity	5,184,447	150,274
Loss on settlement of liabilities	-	50,082
Deposit forfeited	4,000	-
Shares issued for services	776,000	43,500
Stock based compensation	4,613,789	464,596
Amortization of right of use asset	17,857	14,342
Changes in Assets and Liabilities
Other current assets	(8,629)	38,993
Accounts payable and accrued expenses	(39,355)	184,635
Operating lease liabilities	(17,857)	(14,342)
Interest accruals	91,120	51,055
CASH USED IN OPERATING ACTIVITIES	(1,393,200)	(273,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Frictionless Financial Technologies Inc.	(500,000)	-
Deposits paid	(4,800)	-
Plant and equipment purchased	(9,234)	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(514,034)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	4,550,000	33,000
Share issue expenses	(501,100)	-
Proceeds from warrants exercised	3,009,349	-
Repayment of loans payable	(22,049)	(20,000)
Repayment of convertible notes	(521,000)	(48,000)
Proceeds from short term notes and convertible notes	2,569,000	296,250
Proceeds from federal relief funds	-	60,292
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,084,200	321,542

NET INCREASE (DECREASE) IN CASH	7,176,966	(2,430)
CASH AT BEGINNING OF PERIOD	94,703	2,979
CASH AT END OF PERIOD	$7,271,669	$549

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$29,563	$33,030
NON CASH INVESTING AND FINANCING ACTIVITIES
De-recognition of right of use lease on early termination	$(34,070)	$-
Recognition of right of use lease	$-	$86,741
Conversion of convertible debt to equity	$2,259,221	$261,601
Settlement of liabilities with equity	$-	$100,164
Debt discount on convertible debt	$2,569,000	$326,750

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of IPSI common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, IPSI assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 621,920 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current IPSI stockholder of 500,000 shares of Common Stock agreed to return to IPSI 497,500 shares of Common Stock held by such holder and the then-current IPSI stockholder retained an aggregate of 2,500 shares of Common Stock and the other stockholders of IPSI retained 500,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of IPSI common stock which represented approximately 91% of the outstanding Common Stock.

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

In March 2020, the outbreak of COVID-19 (also known as the coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The Company has continued operating and is in the process of developing a payment platform for installation in its kiosks which it expects to deploy in the Southern Californian market in the medium term.

The Company provides an integrated network of kiosks, terminals and payment channels that enable consumers to deposit cash, convert it into a digital form and remit the funds to any merchant in its network quickly and securely. The Company has plans to roll out 50 kiosks in Southern California to provide digital payments for the unbanked and underbanked using self-service kiosks and an E wallet ecosystem. The kiosks are currently located in the Company’s warehouses in Southern California awaiting the installation of a suitable payment platform which is currently under development. As a result, installation of the Company’s network of kiosks, terminals and payment channels in Southern California continues to be delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered its ability to generate revenue.

The Company continues to monitor the continuous impact of COVID-19 closely. The extent to which COVID-19 will continue to impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2020, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

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

On June 22, 2021. the Company made a strategic investment of $500,000 in Frictionless Financial Technologies, Inc. (”Frictionless”), whereby Frictionless will provide the Company with software to run its payment platform. The investment is recent and the technology has not been developed as yet. In future periods, the company will evaluate this investment at fair value using Level 3 inputs based on the Company’s estimate of market value.

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

No segmental information is required as the Company has not generated any revenue for the six months ended June 30, 2021 and 2020 and only has one operating segment.

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2021 and December 31, 2020, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2021, the balance exceeded the federally insured limit by $7,021,669 and at December 31, 2020, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2021 and December 31, 2020.

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

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life
Kiosks	7 years

Furniture and fixtures	7 years

Computer equipment	3 years

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

The Company had no revenues during the three and six months ended June 30, 2021 and 2020.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2021 and December 31, 2020, there have been no interest or penalties incurred on income taxes.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2021, the Company had a net loss of $11,510,385 and had $7,271,669 in cash. In connection with preparing the financial statements for the six months ended June 30, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through August 13, 2022.

Management has executed the following to address the Company’s liquidity during the six months ended June 30, 2021:

●	The Company received net proceeds of $1,788,500 after an original issue discount of $255,500 upon its issuance of Senior Secured Convertible Notes in the principal amount of $2,044,000, bearing interest at 10% per annum and maturing on February 16, 2022.

●	Between February 18, 2021 and June 23, 2021 warrants for 60,186,982 shares were exercised by investors at an exercise price of $0.05 per share, for gross proceeds of $3,009,349.

●	On March 17, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with several institutional investors, pursuant to which we sold to the Investors in a private placement (i) 30,333,334 shares of our common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of our common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant was $0.15.

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

Based on this current business plan, the Company believes its existing cash is sufficient to conduct planned operations for one year from the issuance of the June 30, 2021 financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

4	INVESTMENT

Investment in Frictionless Financial Technologies Inc.

On June 22, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Frictionless Financial Technologies Inc. (“Frictionless”), to purchase 150 common shares for gross proceeds of $500,000, representing 11.3% of the outstanding common shares (which percentage holding will decrease to 10% upon the issuance of the remaining authorized but unissued shares). In terms of the SPA, Frictionless agreed to deliver to the Company on or before August 30, 2021, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform that enables payments within the United states and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate to Company’s anticipated product offerings.

The company has undertaker to issue Frictionless a non-restricted, non-dilutable 5 year warrant to purchase 30,000.000 shares of common stock in the Company at an exercise price of $0.15 per share, upon delivery of the financial payment software.

In the event that Frictionless is unable to deliver the financial payment software on or before June 15, 2022, Frictionless shall immediately refund the $500,000 to the Company, provided non-delivery is not due to Frictionless trademark issues, non-approval by the Company or banking related issues.

The Company may appoint one member to the Board of Frictionless, as long as the Company is the holder of the common stock acquired in Frictionless.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

The shares in Frictionless are unlisted as of June 30, 2021.

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

As of June 30, 2021 and June 30, 2020, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $0 and $1,019,960, respectively, based on Vivi’s indicated timeline for its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic. The total impairment as of June 30, 2021 and December 31, 2020 was $1,019,960.

The shares in Vivi Holdings, Inc., are unlisted as of June 30, 2021.

	June 30, 2021	December 31, 2020
Investment in Frictionless Technologies, Inc.	$500,000	$-
Investment in Vivi Holdings, Inc.	$1	1
	500,001	1

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

5	LEASES

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

Effective June 1, 2021, the Company entered into a Mutual Termination of Lease Agreement with the landlord. The security deposit of $4,000 was forfeited.

On March 22, 2021, the Company entered into a real property lease for an office located at 56B 5th Street, Lot 1 Carmel By The Sea, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

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

Right of use assets

Right of use assets are included in the unaudited condensed Balance Sheet are as follows:

	June 30, 2021	December 31, 2020
Non-current assets
Right of use assets, operating leases, net of amortization	$-	$51,926

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six Months Ended June 31, 2021	Six months ended June 30, 2020
Operating lease expense	$17,857	$17,753

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

5	LEASES (continued)

Other lease information:

Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(39,070)
Remaining lease term – operating lease	9 months
Discount rate – operating lease	10%

6	FEDERAL RELIEF LOANS

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

The company has not made any payments on this loan and is in the process of applying for forgiveness of the loan balance.

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

The company has accrued interest of $5,517 on this loan as of June 30, 2021.

7	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	June 30, 2021	December 31, 2020
Stanislav Minaychenko	4.0%	September 16, 2020	$-	$14,530
Maxim Pukhoskiy	4.0%	June 16, 2020	-	8,041
Dieter Busenhart	10.0%	January 17, 2021	571	1,062
Total loans payable			$571	$23,633

Interest expense totaled $0 and $238 for the three months ended June 30, 2021 and 2020, respectively, and $134 and $561 for the six months ended June 30, 2021 and 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

7	LOANS PAYABLE (continued)

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

During the six months ended June 30, 2021, the Company repaid the aggregate principal sum of $13,893 and interest thereon of $717, thereby extinguishing the note.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the six months ended June 30, 2021, the Company repaid the aggregate principal sum of $7,656 and interest thereon of $429, thereby extinguishing the note.

Dieter Busenhart

On July 17, 2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

During the six months ended June 30, 2021, the Company repaid the aggregate principal sum of $500.

The balance remaining on the promissory note consists of accrued interest of $571.

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2021 Amount, net	December 31, 2020 Amount, net
Power Up Lending Group	12%	July 13, 2021	$-	$-	$-	$-	$33,057

Cavalry Fund I LP	10%	June 30, 2021	-	-	-	-	157,149
	10%	July 31, 2021	-	-	-	-	217,248
	10%	September 24, 2021	-	-	-	-	33,669
	10%	August 5, 2021	-	-	-	-	63,553
	10%	February 3, 2022	-	669	-	669	-
	10%	February 16, 2022	572,000	21,291	(362,005)	231,286	-

Mercer Street Global Opportunity Fund, LLC	10%	August 3, 2021	-	-	-	-	288,895
	10%	February 3, 2022	-	-	-	-	-
	10%	February 16, 202	572,000	21,291	(362,005)	231,286	-

Iroquois Master Fund Ltd.	10%	September 16, 2021	-	8,041	-	8,041	72,835
	10%	February 3, 2022	-	823	-	823	-

Mark Geist	10%	October 20, 2021	-	-	-	-	6,206

Bellridge Capital LP.	10%	November 25, 2021	-	-	-	-	31,029
	10%	February 16, 2022	-	-	-	-	-
	10%	February 16, 2022	900,000	33,500	(569,589)	363,911	-

Total convertible notes payable			$2,044,000	$85,615	$(1,293,599)	$836,016	$903,641

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Interest expense totaled $51,667 and $29,535 and amortization of debt discount totaled $509,600 and $213,100 for the three months ended June 30, 2021 and 2020, respectively, and interest expense totaled $117,459 and $83,526 and amortization of debt discount totaled $2,623,252 and $373,178 for the six months ended June 30, 2021 and 2020, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the six months ended June 30, 2021 and 2020 was $2,569,000 and $326,750, respectively.

Power Up Lending Group Ltd

●

On July 13, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $63,000 to Power Up Lending Group Ltd for net proceeds of $60,000 after certain expenses. The note had a maturity date of July 13, 2021 and a coupon of 12% per annum. The Company could prepay the note with prepayment penalties that ranged from 115% to 135%. The outstanding principal amount of the note was convertible after 180 days, at the election of the holder into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price during the previous fifteen trading days.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry Fund LLP (continued)

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

The balance of the Fifth Cavalry Note plus accrued interest at June 30, 2021 was $231,286, after unamortized debt discount of $362,005.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

The balance of the Third Mercer Note plus accrued interest at June 30, 2021 was $231,286, after unamortized debt discount of $362,005.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

The balance of the Third Bellridge Note plus accrued interest at June 30, 2021 was $363,911, after unamortized debt discount of $569,589.

9	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 8 above and certain warrants disclosed in note 10 below, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

During the six months ended June 30, 2021, an additional $2,569,000 was raised as a derivative liability on convertible notes and warrants.

The value of this derivative financial liability was re-assessed at June 30, 2021, and $3,136,090 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Six months Ended June 30, 2021	Year Ended December 31, 2020
Conversion price	$0.05 to 0.24	$0.015 to 2.00
Risk free interest rate	0.07 to 0.92%	0.09 to 1.53%
Expected life of derivative liability	1 to 5 years	1 to 12 months
Expected volatility of underlying stock	181.31 to 215.33%	171.7 to 222.6%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	June 30, 2021	December 31, 2020
Opening balance	$2,966,416	$905,576
Derivative financial liability arising from convertible note	2,569,000	1,406,369
Fair value adjustment to derivative liability	(3,136,090)	(654,471)
	$2,399,326	$2,966,416

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 356,451,678 and 193,637,747 shares of common stock as of June 30, 2021 and December 31, 2020, respectively.

The following shares of common stock were issued by the Company during the six months ended June 30, 2021:

●	In terms of debt conversion notices received between January 5, 2021 and February 23, 2021, the Company issued an aggregate of 61,793,616 shares of common stock for the conversion of $2,259,221 of convertible debt and interest thereon, realizing a loss on conversion of $5,184,447.

●	In terms of warrant exercise notices received between February 18, 2021 and June 23 2021, the Company issued 60,186,982 shares of common stock for gross proceeds of $3,009,349.

●	On March 17, 2021, the Company, entered into Securities Purchase Agreements with several institutional investors, pursuant to which the Company agreed to sell to the Investors in a private placement (i) 30,333,334 shares of its common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of its common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant is $0.15.

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

●	On April 5, 2021, the Board of directors approved advisory board agreements with four individuals, each agreement for a period of two years form the effective date of the agreement and may be terminated by each party with 30 days’ notice. As compensation the Company awarded each advisory board member 2,000,000 restricted shares of common stock, the restricted shares of common stock vest as to 75% on the effective date and 25% on the anniversary date of the agreement.

b.	Restricted stock awards

On December 15, 2020, in terms of an employment agreement entered into with an employee, the Company granted 2,500,000 restricted shares of which 1,000,000 vested on January 1, 2021 and the remaining 1,500,000 shares vest over a period of two years.

The restricted stock granted and exercisable at June 30, 2021 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	10,247,500	$0.049
0.05	2,500,000	0.050	1,000,000	0.050
	22,995,000	$0.049	11,247,500	0.049

The Company has recorded an expense of $72,141 and $62,765 for the three months ended June 30, 2021 and 2020, respectively, and $194,282 and $376,596 for the six months ended June 30, 2021 and 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of June 30, 2021 and December 31, 2020.

d.	Warrants

In terms of the Senior Secured convertible notes entered into with various noteholders as described in note 8 above, the Company issued five year warrants exercisable for a total of 28,709,182 shares of common stock at initial exercise prices ranging from $0.05 to $0.24 per share. The warrants have a cashless exercise option and an exercise limitation based on a certain beneficial ownership percentage of 4.99% which may be adjusted to 9.99%. The exercise price of the warrant is adjustable under the following conditions; i) subsequent equity sales are at a price below the exercise price of the warrant; ii) the Company issues options with an exercise price lower than the exercise price of the warrants; iii) issues convertible securities which are convertible into common stock at a price lower than the warrant exercise price; and iv) the option exercise price or rate of conversion for convertible securities results in a lower exercise price than the exercise price of the warrants.

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

Pursuant to an engagement letter dated as of March 6, 2021, by and between the Company and Wainwright, the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the private placement, discussed above. The Company agreed to issue to Wainwright (or its designees) Placement Agent Warrants to purchase an aggregate of up to 2,426,667 shares of the Company’s common stock. The Placement Agent Warrants generally will have the same terms as the Warrants, except they will have an exercise price of $0.1875. The warrants were valued at $323,924 using a Black Scholes valuation model and using the assumptions disclosed below.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The fair value of the warrants granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Six months ended June 30, 2021
Exercise price	$0.05 to 0.24
Risk free interest rate	0.46% to 0.92%
Expected life	5.0 years
Expected volatility of underlying stock	213.84 to 215.33%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2020 to June 30, 2021 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	852,775	$2.00 to 6.25	$5.10
Granted	51,188,572	0.05	0.05
Forfeited/Cancelled	(852,775)	2.00 to 6.25	5.10
Exercised	-	-	-
Outstanding December 31, 2020	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	-	-	-
Exercised	(60,186,982)	0.05	0.05
Outstanding June 30, 2021	57,304,105	$0.05 – 0.24	$0.16

The warrants outstanding and exercisable at June 30, 2021 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	10,823,813	4.28		10,823,813		4.28
0.15	15,166,667	4.69		15,166,667		4.69
0.1875	2,426,667	4.72		2,426,667		4.72
0.24	28,886,958	4.65		28,886,958		4.65
	57,304,105	4.60	0.16	57,304,105	0.16	4.60

The warrants outstanding have an intrinsic value of $519,543 and $0 as of June 30, 2021 and December 31, 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

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

No options were granted for the year ended December 31, 2020.

A summary of option activity during the period January 1, 2020 to June 30, 2021 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	100,000	$0.40	$0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2020	100,000	0.40	0.40
Granted	416,666	0.24	0.24
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2021	516,666	$ 0.24 to 0.40	$0.27

The options outstanding and exercisable at June 30, 2021 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.24	416,666	9.65		416,666		9.65
0.40	100,000	7.50		100,000		7.50
	516,666	9.24	$0.27	516,666	$0.27	9.24

The options outstanding have an intrinsic value of $0 and $0 as of June 30, 2021 and December 31, 2020, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2021 and 2020 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three and six months ended June 30, 2021 (Shares)	Three and six months ended June 30, 2020 (Shares)
Convertible debt	13,626,666	99,663,682
Stock options	516,666	100,000
Warrants to purchase shares of common stock	57,304,104	1,534,145
	76,025,215	101,297,827

12	RELATED PARTY TRANSACTIONS

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

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

13	COMMITMENTS AND CONTINGENCIES

The Company entered into a real property lease for office and warehouse space located at 19355 Business Center Drive in Northridge California, Los Angeles County. The lease commenced on February 15, 2020 and expires on February 28, 2022, monthly rental expense is $3,945 per month with no escalations during the term of the lease. The lease was terminated by mutual consent with effect from June 1, 2021.

On March 22, 2021, the Company entered into a real property lease for an office located at 56B 5th Street, Lot 1 Carmel By The Sea, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022.

Amount
Undiscounted minimum future lease payments
Total instalments due:
Remainder of 2021	$28,800
2022	19,200
$48,000

14	SUBSEQUENT EVENTS

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

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed financial statements as of June 30, 2021 and 2020, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020

Net revenue

We did not have revenues during the three months ended June 30, 2021 and June 30, 2020.We anticipate that we will recommence generating revenue once we are able to install our kiosks, the timing of which is uncertain due to the development of our payment platform software and the COVID-19 pandemic.

Cost of goods sold

As we did not have revenues during the three months ended June 30, 2021 and June 30, 2020, we anticipate that we will begin to recognize cost of goods sold once we are able to install our kiosks, the timing of which is uncertain due to the development of our payment platform software and the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses were $1,719,770 and $297,764 for the three months ended June 30, 2021 and 2020, respectively, an increase of $1,422,506 or 477.7%. The increase is primarily due to the following: (i) the issuance of restricted stock to four advisory board members with a related expense of $776,000; (ii) an increase in payroll related expenses of $513,895, including a severance provision of $294,000 and an increase in our CEO salary expense of $52,500 and additional headcount employed during the current year; and (iii) the remaining increase of $132,611 consists of several individually immaterial expenses related to the increase in business activity in preparation for the development of our payment platform software.

Depreciation

Depreciation was $4,484 and $4,167 for the three months ended June 30, 2021 and 2020, respectively, an increase of $317 or 7.6%. Depreciation during the current period consists primarily of depreciation on the kiosks received from Qpagos Mexico.

Investment impairment charge

Investment impairment charge was $0 and $509,979 for the three months ended June 30, 2021 and 2020, respectively. The Company raised an impairment charge in the prior year against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $0 and $79,467 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $79,467 or 100.0%. The loss on debt conversion represents a loss realized in the prior year on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the three months ended June 30, 2020, $76,000 of principal and interest was converted into equity.

Interest expense, net

Interest expense was $53,371 and $29,750 for the three months ended June 30, 2021 and 2020, respectively, an increase of $23,621 or 79.4%. The increase is primarily due to the increase in the principal outstanding of convertible debt from $856,664 in the prior year to $2,044,000 in the current year.

Amortization of debt discount

Amortization of debt discount was $509,600 and $213,101 for the three months ended June 30, 2021 and 2020, respectively, an increase of $296,499 or 139.1%. The increase is primarily due to the increase in the debt discount of $2,569,000 associated with the increase in convertible debt over the prior year.

Derivative liability movements

Derivative liability movements were $2,170,946 and $176,490 for the three months ended June 30, 2021 and 2020, respectively, an increase of $1,994,456 or 1130.1%. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2021.

Net loss

Net loss was $116,279 and $977,738 for the three months ended June 30, 2021 and 2020, respectively, a decrease in loss of $861,459 or 88.1%. While there was an increase in general and administrative expenses and an increase in amortization expense, a decrease resulted from such increases being offset by the derivative liability movement, discussed in detail above.

Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020

Net revenue

We did not have revenues during the six months ended June 30, 2021 and June 30, 2020.We anticipate that we will recommence generating revenue once we are able to install our kiosks, the timing of which is uncertain due to the development of our payment platform software and the COVID-19 pandemic.

Cost of goods sold

As we did not have revenues during the six months ended June 30, 2021 and June 30, 2020, we anticipate that we will begin to recognize cost of goods sold once we are able to install our kiosks, the timing of which is uncertain due to the development of our payment platform software and the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses were $6,709,441 and $952,663 for the six months ended June 30, 2021 and 2020, respectively, an increase of $5,756,778 or 604.3%. The increase is primarily due to the following; (i) the increase in stock based compensation expense of $4,237,193 related to the fair value of warrants exercisable for 20,000,000 shares of common stock granted to our CEO, and Chairman on February 22, 2021, 2,500,000 non-plan restricted shares granted to an employee on December 15, 2020, which began vesting on January 1, 2021, and stock options exercisable for 416,666 shares of common stock granted to our directors on February 22, 2021; (ii) severance expense of $294,000 accrued during the current period for employees who were terminated; (iii) increase in payroll expenses of $320,206 related to the increase in headcount and our CEO’s salary during the current year as activity increases towards launching the payment platform currently being developed; (iv) the issuance of restricted stock to four advisory board members with a related expense of $776,000; and (v) the remaining increase of $133,863 consists of several individually immaterial expenses related to the increase in business activity in preparation for the development of our payment platform software.

Depreciation

Depreciation was $8,651 and $4,167 for the six months ended June 30, 2021 and 2020, respectively, an increase of $4,484 or 107.6%. Depreciation during the current period consists primarily of depreciation on the kiosks received from Qpagos Mexico. The increase in depreciation is primarily due to the kiosks being acquired in the second quarter of 2020 and were only amortized for one quarter, during the current year these kiosks have been amortized for two quarters.

Investment impairment charge

Investment impairment charge was $0 and $1,019,960 for the six months ended June 30, 2021 and 2020, respectively, in the prior year the Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $5,184,447 and $150,274 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $5,034,173. The loss on debt conversion during the current year represents a loss realized on the conversion of convertible notes, into equity at fixed conversion prices which ranged from $0.035 to $0.05 per share, when the stock price ranged from $0.05 per share to $0.22 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the six months ended June 30, 2021.

Loss on settlement of liabilities

Loss on settlement of liabilities was $0 and $50,082 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $50,082 or 100.0%. The loss on settlement of liabilities in the prior year represents the settlement of certain promissory notes during the current period by the issuance of 1,692,764 shares of common stock at a discount to market prices.

Interest expense, net

Interest expense was $120,684 and $84,088 for the six months ended June 30, 2021 and 2020, respectively, an increase of $36,596 or 43.5%. The increase is primarily due to the increase in the principal outstanding of convertible debt from $856,664 in the prior year to $2,044,000 in the current year.

Amortization of debt discount

Amortization of debt discount was $2,623,252 and $373,178 for the six months ended June 30, 2021 and 2020, respectively, an increase of $2,250,074 or 602.9%. The increase is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the current year, in addition, the increase is also due to the increase in the debt discount of $2,569,000 associated with the increase in convertible debt over the prior year.

Derivative liability movements

Derivative liability movements were $3,136,090 and $278,611 for the six months ended June 30, 2021 and 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of June 30, 2021.

Net loss

Net loss was $11,510,385 and $2,375,801 for the six months ended June 30, 2021 and 2020, respectively, an increase in loss of $9,134,584 or 384.5%. The increase is due to the increase in general and administrative expenses, the loss realized on the conversion of convertible debt and the amortization of debt discount, offset by the movement in derivative liabilities, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We incurred an accumulated deficit of $39,139,960 through June 30, 2021 and incurred negative cash flow from operations of $1,393,200 for the six months ended June 30, 2021. The new direction of the Company into the US payment services market will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development effort and we will be required to raise additional funding.

To meet our financing needs, we have raised net convertible debt funding of $2,048,000, received proceeds from warrant exercises of $2,780,460 and additional gross proceeds $4,550,000 from a private placement of equity securities, we believe we have sufficient funding to implement our business strategy in the US market.

At June 30, 2021, we had cash of $7,271,669 and working capital of $3,563,140, including a derivative liability of $2,399,326. After eliminating the derivative liability our working capital is $5,962,466. Due to the COVID-19 pandemic our ability to generate revenue has been significantly impacted and it is difficult to determine when we my start to generate revenue from operations.

We utilized cash of $1,393,200 and $273,972 in operations for the six months ended June 30, 2021 and 2020, respectively. Overall cash utilized in operations increased by $1,119,228, primarily due to the increase in corporate overhead as we ready ourselves for our new technology platform.

We invested $500,000 in the common stock of Frictionless Financial Technologies Inc. which has been contracted to develop our payment platform for the Mexican and other markets. This is a strategic investment and we expect a platform to be ready to utilize within the current year.

Cash provided by financing activities for the six months ended June 30, 2021 was primarily comprised of gross proceeds of $4,550,000 from the private placement on March 17, 2021, $3,009,349 from warrants exercised and $2,569,000 from convertible debt issued, we utilized $501,100 for share issue expenses and repaid convertible debt of $521,000 during the period.

At June 30, 2021, we had outstanding notes in the principal amount of $2,044,000. The notes were issued on February 16, 2021 and may be prepaid at any time for the first 90 days in an amount equal to 115% of the principal amount plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes mature in 12 months, bears interest at a rate of 10% per annum, and are initially convertible into our common stock at a conversion price of $0.23 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our common stock for the last 10 consecutive trading days.

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in April 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
Remainder of 2021	$28,800
2022	19,200
$48,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to insufficient controls over review and accounting for certain complex transactions, that the Company’s disclosure controls and procedures as of June 30, 2021 were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company intends to retain additional individuals to remedy the ineffective controls. We have begun to take actions that we believe will substantially remediate the material weaknesses identified. In response to the identification of our material weaknesses, we are in the process of expanding our finance and accounting staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below or as disclosed in Current Reports on Form 10-Q, we did not have any unregistered sales of equity securities during the six months ended June 30, 2021.

As described above, we issued notes in the aggregate principal amount of $2,936,000 in February 2021 convertible into 28,709,182 shares of our common stock and warrants to purchase an aggregate of 28,709,182 shares of common stock.

The Company issued an aggregate of 61,793,616 shares of common stock upon the conversion of $2,259,221 of convertible debt and interest thereon between January 5, 2021 and February 23, 2021.

The Company issued 60,186,982 shares of common stock upon the exercise of warrants between February 18, 2021 and June 23, 2021.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: August 12, 2021	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Rosenblum
Richard Rosenblum
Chief Financial Officer
(Principal Financial Officer)