Form 10-Q
period 2021-09-30
Innovative Payment Solutions, Inc.
filed 2021-11-12
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

56B 5th Street, Lot 1, Carmel by the Sea, CA 93921

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of November 12, 2021 was 367,901,679.

INNOVATIVE PAYMENT SOLUTIONS, INC.

The Company is focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, the Beyond Wallet, is currently operational. The Company’s flagship e-wallet, IPSIPay, is in final stages of development and testing. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California. The kiosks are currently located in the Company’s warehouses in Southern California awaiting the installation of a suitable payment platform before deployment.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Report, “IPSI,” the “Company,” “we,” “us” and “our” refer to Innovative Payment Solutions, Inc.

INNOVATIVE PAYMENT SOLUTIONS, INC.

i

Item 1.

INNOVATIVE PAYMENT SOLUTIONS, INC.

TABLE OF CONTENTS

September 30, 2021

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2021 and 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months and nine months ended September 30, 2021 and 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (unaudited)	F-5
Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 – F-32

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current Assets
Cash	$6,531,153	$94,703
Other current assets	59,105	5,270
Total Current Assets	6,590,258	99,973

Non-current assets
Plant and equipment	33,441	37,500
Intangible assets	250,000	-
Right of use asset	-	51,926
Security deposit	4,800	4,000
Investment	500,001	1
Total Non-Current Assets	788,242	93,427
Total Assets	$7,378,500	$193,400

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$453,273	$461,577
Related party payables	29,850	4,000
Federal relief loans	60,292	60,292
Loans payable	571	23,633
Convertible debt, net of unamortized discount of $778,400 and $980,852, respectively	1,403,451	903,641
Operating lease liability	-	44,134
Derivative liability	820,965	2,966,416
Total Current Liabilities	2,768,402	4,463,693

Non-Current Liabilities
Federal relief loans	156,935	152,728
Operating lease liability	-	7,792
Total Non-Current Liabilities	156,935	160,520
Total Liabilities	2,925,337	4,624,213

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 367,901,679 and 193,637,747 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	36,789	19,363
Additional paid-in-capital	45,299,411	23,179,399
Accumulated deficit	(40,883,037)	(27,629,575)
Non-controlling interest	-	-
Total Stockholders’ Equity (Deficit)	4,453,163	(4,430,813)
Total Liabilities and Stockholders’ Equity	$7,378,500	$193,400

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	2,747,693	336,879	9,457,134	1,289,542
Depreciation and amortization	4,642	4,166	13,293	8,333
Total Expense	2,752,335	341,045	9,470,427	1,297,875

Loss from Operations	(2,752,335)	(341,045)	(9,470,427)	(1,297,875)

Investment impairment charge	-	-	-	(1,019,960)
Loss on debt conversion	-	(283,336)	(5,184,447)	(433,610)
Loss on settlement of liabilities	-	-	-	(50,082)
Interest expense	(53,903)	(253,487)	(174,587)	(337,575)
Amortization of debt discount	(515,200)	(428,282)	(3,138,452)	(801,460)
Derivative liability movements	1,578,361	(380,556)	4,714,451	(101,945)
Other (expense) income	-	(20,000)	-	(40,000)
Loss before Income Taxes	(1,743,077)	(1,706,706)	(13,253,462)	(4,082,507)

Income Taxes	-	-	-	-

Net Loss	$(1,743,077)	$(1,706,706)	$(13,253,462)	$(4,082,507)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and diluted	364,722,331	181,960,300	323,034,956	164,604,005

See notes to the unaudited condensed consolidated financial statements

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$(4,430,813)
Warrants exercised	-	-	44,074,284	4,407	2,199,307	-	2,203,714
Share subscriptions	-	-	30,333,334	3,033	4,546,967	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	(501,100)
Conversion of debt to equity	-	-	61,793,616	6,179	7,437,488	-	7,443,668
Fair value of warrants issued as compensation	-	-	-	-	4,327,899	-	4,327,899
Stock based compensation	-	-	2,500,000	250	213,499	-	213,749
Net loss	-	-	-	-	-	(11,394,106)	(11,394,106)
Balance as of March 31, 2021	-	$-	332,338,981	$33,233	$41,403,459	$(39,023,681)	$2,413,011
Warrants exercised	-	-	16,112,698	1,611	804,024	-	805,635
Shares issued for services	-	-	8,000,000	800	775,200	-	776,000
Stock based compensation	-	-	-	-	72,141	-	72,141
Net loss	-	-				(116,279)	(116,279)
Balance as of June 30, 2021	-	$-	356,451,679	$35,644	$43,054,824	$(39,139,960)	$3,950,508
Shares issued for services	-	-	5,650,000	565	442,485	-	443,050
Stock based compensation	-	-	5,800,000	580	1,802,102	-	1,802,682
Net loss	-	-	-	-	-	(1,743,077)	(1,743,077)
Balance as of September 30, 2021	-	$-	367,901,679	$36,789	$45,299,411	$(40,883,037)	$(4,453,163)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance as of December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Settlement of liabilities	-	-	2,504,110	250	99,914	-	-	100,164
Conversion of debt to equity	-	-	1,692,764	169	105,966	-	-	106,135
Shares issued for services	-	-	535,714	54	29,946	-	-	30,000
Share subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	2,000,000	200	87,800	-	-	88,000
Fair value of Restricted Stock Awards	-	-	20,495,000	2,050	311,781	-	-	313,831
Net loss	-	-	-	-	-	(1,398,063)	-	(1,398,063)
Balance as of March 31, 2020	-	-	157,529,712	15,753	22,247,289	(23,583,094)	-	(1,320,052)
Conversion of debt to equity	-	-	5,330,737	533	154,933	-	-	155,466
Shares issued for services	-	-	282,146	28	13,472	-	-	13,500
Fair value of Restricted Stock Awards	-	-	-	-	62,765	-	-	62,765
Net loss	-	-	-	-	-	(977,738)	-	(977,738)
Balance as of June 30, 2020		-	163,142,595	16,314	22,478,459	(24,560,832)	-	(2,066,059)
Conversion of debt to equity	-	-	27,978,744	2,798	505,159	-	-	507,957
Fair value of Restricted Stock Awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,706,706)	-	(1,706,706)
Balance at September 30, 2020	-	$-	191,121,339	$19,112	$23,046,384	$(26,267,538)	$-	$(3,202,042)

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,253,462)	$(4,082,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(4,714,451)	101,945
Depreciation	13,293	8,333
Amortization of debt discount	3,138,452	801,460
Investment impairment charge	-	1,019,960
Loss on conversion of debt to equity	5,184,447	433,610
Loss on settlement of liabilities	-	50,164
Deposit forfeited	4,000	-
Shares issued for services	1,219,050	43,500
Stock based compensation	6,416,471	527,362
Amortization of right of use asset	17,857	24,451
Changes in Assets and Liabilities
Other current assets	(53,834)	42,390
Accounts payable and accrued expenses	17,545	95,227
Operating lease liabilities	(17,857)	(24,451)
Interest accruals	144,773	7,253
CASH USED IN OPERATING ACTIVITIES	(1,883,716)	(951,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Frictionless Financial Technologies Inc.	(500,000)	-
Intangibles acquired	(250,000)
Deposits paid	(4,800)	-
Plant and equipment purchased	(9,234)	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(764,034)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	4,550,000	33,000
Share issue expenses	(501,100)	-
Proceeds from warrants exercised	3,009,349	-
Proceeds from loans payable		85,000
Repayment of loans payable	(22,049)	(104,500)
Repayment of convertible notes	(521,000)	(703,164)
Proceeds from short term notes and convertible notes	2,569,000	1,602,100
Proceeds from federal relief funds	-	210,292
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,084,200	1,122,728

NET INCREASE (DECREASE) IN CASH	6,436,450	121,425
CASH AT BEGINNING OF PERIOD	94,703	2,979
CASH AT END OF PERIOD	$6,531,153	$124,404

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$29,813	$340,242
NON CASH INVESTING AND FINANCING ACTIVITIES
De-recognition of right of use lease on early termination	$34,070	$-
Recognition of right of use lease	$-	$86,741
Conversion of convertible debt to equity	$2,259,221	$769,558
Settlement of liabilities with equity	$-	$100,164

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

On December 31, 2019, Innovative Payment Solutions consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi” or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA was closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. Innovative Payment Solutions no longer has any business operations in Mexico and has retained its U.S. operations based in Carmel-By-The-Sea, California.

On August 26, 2021, The Company formed a new subsidiary, Beyond Fintech, Inc (“Beyond Fintech”). to acquire a product known as Beyond Wallet from a third party, together with the logo, use of name and implementation of the product into the Company’s technology. The company owns 51% of Beyond Fintech with the other 49% owned by Frictionless Financial Technologies, Inc. (“Frictionless”), in which the Company owns a 10% interest.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

b)	Description of the business

Subsequent to the merger of Qpagos Corporation into IPSI and until the divestiture of Qpagos Corporation, Qpagos Mexico and Redpag, the Company’s focus was on the operations of Qpagos Corporation in Mexico. The Company’s current focus is on providing physical and virtual payment services to allow US persons to transfer funds to Mexico and other countries.

The Company is focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, the Beyond Wallet, is currently operational. The Company’s flagship e-wallet, IPSIPay, is in final stages of development and testing. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California.

The Company acquired a 10% strategic interest in Frictionless on June 22, 2021. Frictionless agreed to deliver to the Company, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform that enables payments within the United states and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate the Company’s anticipated product offerings. The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech, in which its owns a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to a product known as Beyond Wallet, to further its objective of providing virtual payment services allowing US persons to transfer funds to Mexico and other countries.

c)	COVID-19 Outbreak

In March 2020, the outbreak of COVID-19 (also known as the coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The Company has continued operating and has recently expanded on its strategy into developing an e-wallet for payment processing which will not require the presence of a physical kiosk.

The Company continues to monitor the continuous impact of COVID-19 closely. The extent to which COVID-19 will continue to impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2020, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

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

On June 22, 2021, the Company made a strategic investment of $500,000 in Frictionless, whereby Frictionless will provide the Company with software to run its payment platform. The technology has been developed and the Company is currently finalizing its deployment strategy. In future periods, the company will evaluate this investment at fair value using Level 3 inputs based on the Company’s estimate of market value.

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

The Company’s operations will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. The global Covid-19 breakout caused an economic crisis which may result in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

The Company is focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, the Beyond Wallet, is currently operational. The Company’s flagship e-wallet, IPSIPay, is in final stages of development and testing. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California.

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

No segmental information is required as the Company has not generated any revenue for the nine months ended September 30, 2021 and 2020 and only has one operating segment.

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2021 and December 31, 2020, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2021, the balance exceeded the federally insured limit of $250,000 by $6,281,153 and at December 31, 2020, the balance did not exceed the federally insured limit.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2021 and December 31, 2020.

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

The Company had no revenues during the three and nine months ended September 30, 2021 and 2020.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2021 and December 31, 2020, there have been no interest or penalties incurred on income taxes.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2021, the Company had a net loss of $13,253,462 and had $6,531,153 in cash. In connection with preparing the financial statements for the nine months ended September 30, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through November 12, 2022.

Management has executed the following to address the Company’s liquidity during the nine months ended September 30, 2021:

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

Based on this current business plan, the Company believes its existing cash is sufficient to conduct planned operations for one year from the issuance of the September 30, 2021 financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4	INTANGIBLES

On August 26, 2021, The Company formed a new subsidiary, Beyond Fintech. to acquire a product known as Beyond Wallet from a third party, together with the logo, use of name and implementation of the product into the Company’s technology. The company owns 51% of Beyond Fintech with the other 49% owned by Frictionless.

	September 30, 2021	December 31, 2020
Purchased Technology	$250,000	$-

5	INVESTMENT

Investment in Frictionless Financial Technologies Inc.

On June 22, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Frictionless, to purchase 150 common shares for gross proceeds of $500,000, representing 10.0% of the outstanding common shares. In terms of the SPA, Frictionless agreed to deliver to the Company on or before August 30, 2021, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform that enables payments within the United states and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate to Company’s anticipated product offerings.

The company has undertaken to issue Frictionless a non-restricted, non-dilutable 5 year warrant to purchase 30,000,000 shares of common stock in the Company at an exercise price of $0.15 per share, upon delivery of the financial payment software. As of September 30, 2021, Frictionless had not delivered the software and has accordingly the warrant has not been issued as yet.

In the event that Frictionless is unable to deliver the financial payment software on or before June 15, 2022, Frictionless shall immediately refund the $500,000 to the Company, provided non-delivery is not due to Frictionless trademark issues, non-approval by the Company or banking related issues.

The Company has the right to appoint and has appointed, one member to the board of directors of Frictionless, which appointee will remain on the board as long as the Company is the holder of the Frictionless common stock.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

The shares in Frictionless are unlisted as of September 30, 2021.

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

As of September 30, 2021 and September 30, 2020, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $0 and $1,019,960, respectively, based on Vivi’s indicated timeline for its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic. The total impairment as of September 30, 2021 and December 31, 2020 was $1,019,960.

The shares in Vivi Holdings, Inc., are unlisted as of September 30, 2021.

	September 30, 2021	December 31, 2020
Investment in Frictionless Financial Technologies, Inc.	$500,000	$-
Investment in Vivi Holdings, Inc.	1	1
	$500,001	$1

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	LEASES

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

Right of use assets

Right of use assets are included in the unaudited condensed Balance Sheet are as follows:

	September 30, 2021	December 31, 2020
Non-current assets
Right of use assets, operating leases, net of amortization	$-	$51,926

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine Months Ended September 30, 2021	Nine months ended September 30, 2020
Operating lease expense	$17,857	$29,588

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6	LEASES (continued)

Other lease information:

Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(60,403)
Remaining lease term – operating lease	6 months
Discount rate – operating lease	10%

7	FEDERAL RELIEF LOANS

Payroll Protection Program loan

On May 7, 2020, the Company received a Payroll Protection Program (“PPP”) loan through its bankers, Wells Fargo Bank, amounting to $60,292 earning interest at 1% per annum, maturing on May 5, 2022 and repayable in installments of $2,538 commencing on November 5, 2020. The Company has applied for the loan to be forgiven in whole or in part based on the loan being utilized for payroll costs, continuation of healthcare benefits, mortgage interest payments, rent, utility and interest payments on any other debt obligation. The Company anticipates that the loan will be forgivable and therefore no interest has been accrued on this loan.

The company has not made any payments on this loan and is awaiting a determination on its application for forgiveness.

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

The company has accrued interest of $6,935 on this loan as of September 30, 2021.

8	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	September 30, 2021	December 31, 2020
Stanislav Minaychenko	4.0%	September 16, 2020	$-	$14,530
Maxim Pukhoskiy	4.0%	June 16, 2020	-	8,041
Dieter Busenhart	10.0%	January 17, 2021	571	1,062
Total loans payable			$571	$23,633

Interest expense totaled $0 and $767 for the three months ended September 30, 2021 and 2020, respectively, and $134 and $1,328 for the nine months ended September 30, 2021 and 2020, respectively.

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

During the nine months ended September 30, 2021, the Company repaid the aggregate principal sum of $13,893 and interest thereon of $717, thereby extinguishing the note.

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

During the nine months ended September 30, 2021, the Company repaid the aggregate principal sum of $7,656 and interest thereon of $429, thereby extinguishing the note.

Dieter Busenhart

On July 17, 2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

During the nine months ended September 30, 2021, the Company repaid the aggregate principal sum of $500.

The balance remaining on the promissory note consists of accrued interest of $571.

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2021 Amount, net	December 31, 2020 Amount, net
Power Up Lending Group	12%	July 13, 2021	$-	$-	$-	$-	$33,057

Cavalry Fund I LP	10%	June 30, 2021	-	-	-	-	157,149
	10%	July 31, 2021	-	-	-	-	217,248
	10%	September 24, 2021	-	-	-	-	33,669
	10%	August 5, 2021	-	-	-	-	63,553
	10%	February 3, 2022	-	669	-	669	-
	10%	February 16, 2022	572,000	35,909	(217,830)	390,079	-

Mercer Street Global Opportunity Fund, LLC	10%	August 3, 2021	-	-	-	-	288,895
	10%	February 3, 2022	-	-	-	-	-
	10%	February 16, 202	572,000	35,909	(217,830)	390,079	-

Iroquois Master Fund Ltd.	10%	September 16, 2021	-	8,041	-	8,041	72,835
	10%	February 3, 2022	-	823	-	823	-

Mark Geist	10%	October 20, 2021	-	-	-	-	6,206

Bellridge Capital LP.	10%	November 25, 2021	-	-	-	-	31,029
	10%	February 16, 2022	-	-	-	-	-
	10%	February 16, 2022	900,000	56,500	(342,740)	363,911	-

Total convertible notes payable			$2,044,000	$137,851	$(778,400)	$1,403,451	$903,641

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Interest expense totaled $52,236 and $241,652 and amortization of debt discount totaled $515,200 and $428,282 for the three months ended September 30, 2021 and 2020, respectively, and interest expense totaled $169,695 and $324,953 and amortization of debt discount totaled $3,138,452 and $801,460 for the nine months ended September 30, 2021 and 2020, respectively.

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

The total value of the beneficial conversion feature recorded as a debt discount during the nine months ended September 30, 2021 and 2020 was $2,569,000 and $1,471,234, respectively.

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

The balance of the Fifth Cavalry Note plus accrued interest at September 30, 2021 was $390,079, after unamortized debt discount of $217,830.

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

The balance of the Third Mercer Note plus accrued interest at September 30, 2021 was $390,079, after unamortized debt discount of $217,830.

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

The balance of the Third Bellridge Note plus accrued interest at September 30, 2021 was $613,760, after unamortized debt discount of $342,740.

10	DERIVATIVE LIABILITY

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

During the nine months ended September 30, 2021, an additional $2,569,000 was raised as a derivative liability on convertible notes and warrants.

The value of this derivative financial liability was re-assessed at September 30, 2021, and $4,714,451 was credited to the statement of operations and comprehensive loss, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Nine months Ended September 30, 2021	Year Ended December 31, 2020
Conversion price	0.05 to 0.24	0.015 to 2.00
Risk free interest rate	0.05 to 0.94	0.09 to 1.53
Expected life of derivative liability	0.75 to 4.4 years	1 to 12 months
Expected volatility of underlying stock	181.31 to 215.33	171.7 to 222.6
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	September 30, 2021	December 31, 2020
Opening balance	$2,966,416	$905,576
Derivative financial liability arising from convertible note	2,569,000	1,406,369
Fair value adjustment to derivative liability	(4,714,451)	(654,471)
	$820,965	$2,966,416

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 367,901,679 and 193,637,747 shares of common stock as of September 30, 2021 and December 31, 2020, respectively.

The following shares of common stock were issued by the Company during the nine months ended September 30, 2021:

●	In terms of debt conversion notices received between January 5, 2021 and February 23, 2021, the Company issued an aggregate of 61,793,616 shares of common stock for the conversion of $2,259,221 of convertible debt and interest thereon, realizing a loss on conversion of $5,184,447.

●	In terms of warrant exercise notices received between February 18, 2021 and June 23, 2021, the Company issued 60,186,982 shares of common stock for gross proceeds of $3,009,349.

●	On March 17, 2021, the Company, entered into Securities Purchase Agreements with several institutional investors, pursuant to which the Company agreed to sell to the Investors in a private placement (i) 30,333,334 shares of its common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of its common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant is $0.15.

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

●	On April 5, 2021, the Board of directors approved advisory board agreements with four individuals, each agreement for a period of two years form the effective date of the agreement and may be terminated by each party with 30 days’ notice. As compensation the Company awarded each advisory board member 2,000,000 restricted shares of common stock, the restricted shares of common stock vest as to 75% on the effective date and 25% on the anniversary date of the agreement.

●	On July 22, 2021, the Board of directors approved the issuance of 7,000,000 shares of common stock to board members that were appointed during the year. In Addition, a further 300,000 shares of common stock were issued to an employee of the Company and a further 3,650,000 shares of common stock were issued to various consultants.

●	On August 9, 2021, the Board of directors approved the issuance of 2,000,000 shares of common stock to a third party vendor.

●	The 1,500,000 shares of unvested restricted stock which was not physically issued to an employee were not earned due to the cessation of employment with the Company and were therefore cancelled.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

On December 15, 2020, in terms of an employment agreement entered into with an employee, the Company granted 2,500,000 restricted shares of which 1,000,000 vested on January 1, 2021 and the remaining 1,500,000 shares vest over a period of two years. The 1,500,000 shares of unvested restricted stock which was not physically issued to the employee were not earned due to the cessation of employment with the Company.

The restricted stock granted and exercisable at September 30, 2021 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	10,247,500	$0.049
0.05	1,000,000	0.050	1,000,000	0.050
	21,495,000	$0.049	11,247,500	0.049

The Company has recorded an expense of $44,166 and $62,765 for the three months ended September 30, 2021 and 2020, respectively, and $188,448 and $439,362 for the nine months ended September 30, 2021 and 2020, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of September 30, 2021 and December 31, 2020.

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

The warrant holders also have the option to acquire subsequent rights offering rights, under certain circumstances and are entitled to pro-rata distributions made by the Company in assets or securities other than common stock.

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

On February 22, 2021, the Board of Directors of the Company appointed William Corbett, its Chief Executive Officer and then Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24, valued at $4,327,899 and expensed as stock based compensation during the current period.

In connection with the Securities Purchase Agreements with several institutional investors, disclosed in Note 9(a) above, the Company sold warrants to purchase up to an aggregate of 15,166,667 shares of its common stock. The combined purchase price for one share of common stock and associated Warrant is $0.15. The warrants were valued at $2,028,509 using a Black Scholes valuation model and using the assumptions disclosed below.

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

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement whereby the 20,000,000 warrants previously issued to Mr. Corbett were cancelled and as a replacement for the warrants, he was granted options to purchase 20,000,000 shares of common stock of the Company at a per share exercise price of $0.15.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The fair value of the warrants granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2021
Exercise price	0.05 to 0.24
Risk free interest rate	0.46% to 0.92
Expected life	5.0 years
Expected volatility of underlying stock	213.84 to 215.33
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2020 to September 30, 2021 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	852,775	$2.00 to 6.25	$5.10
Granted	51,188,572	0.05	0.05
Forfeited/Cancelled	(852,775)	2.00 to 6.25	5.10
Exercised	-	-	-
Outstanding December 31, 2020	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	(20,000,000)	0.24	0.24
Exercised	(60,186,982)	0.05	0.05
Outstanding September 30, 2021	37,304,105	$ 0.05 – 0.1875	$0.12

The warrants outstanding and exercisable at September 30, 2021 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	10,823,813	4.03		10,823,813		4.03
0.15	24,053,625	4.43		24,053,625		4.43
0.1875	2,426,667	4.46		2,426,667		4.46
	37,304,105	4.32	0.12	37,304,105	0.12	4.32

The warrants outstanding have an intrinsic value of $0 as of September 30, 2021 and December 31, 2020.

e.	Stock options

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

On October 22, 2021, the Company established its 2021 Stock Incentive Plan (“2021 Plan”). The purpose of the Plan is to promote the interests of the Company and the stockholders of the Company by providing directors, officers, employees and consultants, advisors and service providers of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The Plan terminates after a period of ten years in August 2031.

The 2021 Plan is administered by the board of directors or a Compensation Committee appointed by the Board of Directors who have the authority to administer the Plan and to exercise all the powers and authorities specifically granted to it under the Plan.

The maximum number of securities available under the 2021 Plan is 53,000,000 shares of common stock.

Under the 2021 Plan the company may award the following: (i) non-qualified stock options; (ii)) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock unit; and (vi) other stock-based awards.

On February 22, 2021, the board awarded each of its directors, James Fuller and Andrey Novikov, options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement whereby the 20,000,000 warrants previously issued to Mr. Corbett were cancelled and as a replacement for the warrants, he was granted options to purchase 20,000,000 shares of common stock of the Company at a per share exercise price of $0.15. The options are exercisable for a period of ten years from the date of grant, vesting as to 50% on grant date and the remaining 50%, equally over a period of 36 months.

On August 31, 2021, the Board awarded Richard Rosenblum, the Company’s Chief Financial Officer an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The options are exercisable for a period of ten years from the date of grant, vesting as to 50% on grant date and the remaining 50%, equally over a period of 36 months.

The fair value of the options granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2021
Exercise price	$0.15
Risk free interest rate	1.26 to 1.27%
Expected life	10.0 years
Expected volatility of underlying stock	209.3 to 210.4%
Expected dividend rate	0%

On July 22. 2021, the board of directors authorized the reduction in the exercise price of the options exercisable for 208,333 shares of common stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share, resulting in an immediate compensation charge of $6, the remaining terms of the option were unchanged.

The value of the reduction in the exercise price was determined using a Black Scholes valuation model utilizing the following assumptions:

Nine months Ended September 30, 2021
Revised exercise price	$0.15
Original exercise price	$0.24
Risk free interest rate	1.27%
Expected life	9.6 years
Expected volatility of underlying stock	210.4%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

No options were granted for the year ended December 31, 2020.

A summary of option activity during the period January 1, 2020 to September 30, 2021 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	100,000	$0.40	$0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2020	100,000	0.40	0.40
Granted	30,416,666	0.15 – 0.24	0.15
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2021	30,516,666	$ 0.15 to 0.40	$0.15

The options outstanding and exercisable at September 30, 2021 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.15	30,208,333	9.89		15,625,000		9.89
0.24	208,333	9.40		208,333		9.40
0.40	100,000	7.25		100,000		7.25
	30,516,666	9.88	$0.15	15,933,333	$0.15	9.87

The options outstanding have an intrinsic value of $0 as of September 30, 2021 and December 31, 2020, respectively. The option expense was $1,288,174 and $0 for the nine months ended September 30, 2021 and 2020.

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine months ended September 30, 2021 and 2020 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three and nine months ended September 30, 2021 (Shares)	Three and nine months ended September 30, 2020 (Shares)
Convertible debt	13,626,666	43,659,481
Stock options	30,516,666	100,000
Warrants to purchase shares of common stock	37,304,104	42,659,520
	81,447,436	86,419,001

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On February 22, 2021, the board of directors awarded James Fuller options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share. The option expense for Mr. Fuller for the three and nine months ended September 30, 2021 was $0 and $45,804, respectively.

On July 22. 2021, the Company granted Mr. Fuller 2,000,000 shares of common stock, valued at $154,000.

Additionally, the board of directors approved the repricing of the options exercisable for 208,333 shares of common stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share.

Andrey Novikov

On February 22, 2021, the board of directors awarded Andrey Novikov options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share. The option expense for Mr. Novikov for the three and nine months ended September 30, 2021 was $0 and $45,804, respectively.

On May 31, 2021, Mr. Novikov notified the board of directors of his decision to resign as a member of the Board and as Secretary of the Company, effective as of June 1, 2021. Following his resignation Mr. Novikov has continued to serve as the Company’s Chief Technology Officer.

William Corbett

On February 22, 2021, the board of directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000. The warrant expense for Mr. Corbett for the three and nine months ended September 31, 2020 was $4,327,899.

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement (the “August 2021 Corbett Employment Agreement”). The purpose of the August 2021 Corbett Employment Agreement was to provide a replacement grant for warrants previously granted to Mr. Corbett under the terms of his previous employment agreement with the Company. Pursuant to the August 2021 Corbett Employment Agreement, Mr. Corbett would continue to serve as the Company’s Chief Executive Officer on a full time basis effective as of the date of the August 2021 Corbett Employment Agreement until the close of business on December 31, 2024. Mr. Corbett’s base salary will be $30,000 per month, which shall be paid in accordance with the Company’s standard payroll practice for its executives, managers and salaried employees. In addition, the August 2021 Corbett Employment Agreement provides that: (1) Mr. Corbett will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; (2) the Company will grant to Mr. Corbett options to purchase 20,000,000 shares of common stock of the Company at a per share exercise price of $0.15; and (3) a car allowance for Mr. Corbett in the amount of $800 per month. Fifty percent (50%) of the shares subject to the options shall vest on the grant date and the other 50% of the shares subject to the option shall vest at the rate of 1/36 per month over a three-year period. The options will be exercisable for a period of ten years after the date of grant and the Company shall provide for cashless exercise of the option. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan. The option expense for Mr. Corbett for the three and nine months ended September 30, 2021 was $843,432.

In addition, the Company and Mr. Corbett entered into an Indemnification Agreement on August 16, 2021 (the “August 2021 Corbett Indemnification Agreement”), pursuant to which the Company agreed to indemnify Mr. Corbett to indemnify Indemnitee to the fullest extent permitted by or under the Nevada Corporation Law in respect of claims, including third-party claims and derivative claims and provides for advancement of expenses. The August 2021 Corbett Indemnification Agreement amends the indemnification agreement in effect prior to entering into the August 2021 Corbett Indemnification Agreement to provide that unless Company shall pay Mr. Corbett’s attorneys’ fees and costs, including the compensation and expenses of any arbitrator, unless the arbitrator or the court determines that (a) Company has no liability in such dispute, or (b) the action or claims by Executive are frivolous in nature. In any other case or matter, the Company and Mr. Corbett shall each bear its or his own attorney fees and costs.

Clifford Henry

On May 3, 2021, the Company appointed Mr. Henry to the Board of Directors.

On July 22, 2021, the Company granted Mr. Henry 2,000,000 shares of common stock, valued at $154,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13	RELATED PARTY TRANSACTIONS (continued)

Madisson Corbett

On May 3, 2021, the Company appointed Ms. Corbett to the Board of Directors. Ms. Corbett is the daughter of Mr. William Corbett, the Company’s Chief Executive Officer and Chairman of the Board.

On July 22, 2021, the Company granted Ms. Corbett 2,000,000 shares of common stock, valued at $154,000.

David Rios

On July 22, 2021, the Company appointed David Rios to the Board of Directors.

On July 22, 2021, the Company granted Mr. Rios 1,000,000 shares of common stock, valued at $77,000.

Richard Rosenblum

On July 22, 2021, the Company appointed Richard Rosenblum as President and Chief Financial Officer of the Company. In addition, Mr. Rosenblum was elected to the board of directors of the Company to serve until the Company’s next annual meeting of shareholders.

On July 27, 2021, the Company and Mr. Rosenblum entered into an Executive Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Rosenblum will serve as the Company’s President and Chief Financial Officer on a full time basis effective as of July 1. The effectiveness of the Employment Agreement is subject to the approval of the Employment Agreement by the Board, unless earlier terminated as provided in the Employment Agreement. The term of the Employment Agreement is until December 31, 2024. Mr. Rosenblum’s base salary will be $18,000 per month. In addition, the Employment Agreement provides that: (1) Mr. Rosenblum will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; and (2) the Company will grant to Mr. Rosenblum options to purchase 10,000,000 shares of common stock of the Company at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common shares on the OTC exchange or, in the event the stock is up listed, on the NASDAQ exchange, on the date of grant (the “Options”)”. Fifty percent (50%) of the shares subject to the Options shall vest on the grant date and the other 50% of the shares subject to the Option shall vest at the rate of 1/36 per month over a three-year period. The Options will be exercisable for a period of ten (10) years after the date of grant and the Company shall provide for cashless exercise of the Option by Executive. The Options are being granted pursuant to the Company’s 2021 Stock Incentive Plan. The option expense for Mr. Rosenblum for the three and nine months ended September 30, 2021 was $353,128.

If Mr. Rosenblum’s employment with Company is terminated at any time during the term of the Employment Agreement other than for Cause (as defined in the Employment Agreement), or due to voluntary termination, retirement, death or disability, then Mr. Rosenblum shall be entitled to severance equal to fifty percent (50%) of his annual base salary rate in effect as of the date of termination. If Mr. Rosenblum’s employment with Company is terminated at any time during the term of the Employment Agreement other than for Cause (as defined in the Employment Agreement), or due to voluntary termination, retirement, death or disability, within 12 months following an Acquisition (as defined in the Employment Agreement), then Mr. Rosenblum shall be entitled to severance equal to 100% of his annual base salary rate in effect as of the date of termination. Severance payments shall be subject to execution and delivery of a general release in favor of the Company.

On August 16, 2021, the Company entered into an amendment to the Rosenblum Executive Employment Agreement (the “First Amendment”) with Mr. Rosenblum. Under the terms of the Executive Employment Agreement, the Company had agreed to grant to Mr. Rosenblum an option to purchase 10,000,000 (ten million) common shares of Company Stock at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common shares on the OTC exchange or, in the event the stock is uplisted, on the NASDAQ exchange, on the date of grant (the “Option”).” The First Amendment provided that the Option was granted on August 31, 2021 at an exercise price of $0.15.

In addition, the Company and Mr. Rosenblum entered into an Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Rosenblum to indemnify Indemnitee to the fullest extent permitted by or under the Nevada Corporation Law in respect of claims, including third-party claims and derivative claims and provides for advancement of expenses.

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

Amount
Undiscounted minimum future lease payments
Total instalments due:
Remainder of 2021	$14,400
2022	19,200
$33,600

15	SUBSEQUENT EVENTS

On October 22, 2021, The Company conducted its 2021 annual meeting in which the following resolutions were approved: (i) an amendment to the Company’s Articles of Incorporation was passed to effect the reverse stock split at a ratio to be determined at the discretion of the Board within a range of one share of common stock for every two to thirty shares of common stock and (ii) an amendment to the Company’s Articles of Incorporation to the authorized shares of common stock from 500,000,000 shares to 750,000,000 shares.

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

Overview and Financial Condition

The Company is focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, the Beyond Wallet, is currently operational. The Company’s flagship e-wallet, IPSIPay, is in final stages of development and testing. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California.

The Company acquired a 10% strategic interest in Frictionless on June 22, 2021. Frictionless agreed to deliver to the Company, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform that enables payments within the United states and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate the Company’s anticipated product offerings. The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech, in which its owns a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to a product known as Beyond Wallet, to further its objective of providing virtual payment services allowing US persons to transfer funds to Mexico and other countries.

Management Discussion and Analysis of financial condition

The discussion and analysis of our financial condition and results of operations is based upon the unaudited condensed financial statements as of September 30, 2021 and 2020, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net revenue

We did not have revenues during the three months ended September 30, 2021 and 2020.We anticipate that we will recommence generating revenue when we launch our e-wallets once we have determined our deployment strategy, and we deploy our kiosks in the southern California market, the timing of which is uncertain.

Cost of goods sold

As we did not have revenues during the three months ended September 30, 2021 and 2020, we anticipate that we will begin to recognize cost of goods sold when we launch our e-wallets once we have determined our deployment strategy, and we deploy our kiosks in the southern California market.

General and administrative expenses

General and administrative expenses were $2,747,693 and $336,879 for the three months ended September 30, 2021 and 2020, respectively, an increase of $2,410,814 or 715.6%. The increase is primarily due to the following:

(i)	Directors fees of $583,006 and $0 for the three months ended September 30, 2021 and 2020, respectively. Directors fees in the current period included shares issued to directors valued at $539,000 and cash fees paid of $44,000. No directors fees were paid in the prior period.

(ii)	Consulting fees of $470,250 and $41,500 for the three months ended September 30, 2021 and 2020, respectively, an increase of $428,750 or 1,033.1%. Consulting fees during the current period included shares issued to consultants valued at $443,050.

(iii)	Salaries and wages of $1,437,751 and $114,052 for the three months ended September 30, 2021 and 2020, respectively, an increase of $1,323,699 or 1,160.6%. Salaries and wages during the current period, includes a stock based compensation expense of $1,196,650 for options granted to our CEO and CFO. Additionally, the increase is due to the increase of head count on payroll from two people to four people, including the increase in our CEO’s salary from $12,500 per month to $30,000 per month and the employment of a CFO at a monthly salary of $18,000 with effect from July 1, 2021.

(iv)	Professional fees of $104,756 and $37,030 for the three months ended September 30, 2021 and 2020, respectively, an increase of $67,726 or 182.9%. The increase is primarily due to social media expense of $36,000 and reimbursement of platform related fees paid to Frictionless of $25,850 as part of the ongoing software development agreement we have in place with them.

(v)	The balance of the increase is made up of several individually insignificant expenses.

Depreciation

Depreciation was $4,642 and $4,166 for the three months ended September 30, 2021 and 2020, respectively, an increase of $476 or 11.4%. Depreciation during the current period consists primarily of depreciation on the kiosks received from Qpagos Mexico.

Loss on debt conversion

Loss on debt conversion was $0 and $283,336 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $283,336 or 100%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at conversion prices ranging from 38% to 40% below current market prices. During the three months ended September 30, 2020, $224,620 of principal and interest was converted into equity.

Interest expense, net

Interest expense was $53,903 and $253,487 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $199,584 or 78.7%. The decrease is primarily due to a penalty interest expense in the prior period of $211,425 related to the settlement of convertible debt prior to conversion by the note holders.

Amortization of debt discount

Amortization of debt discount was $515,200 and $428,282 for the three months ended September 30, 2021 and 2020, respectively, an increase of $90,918 or 21.2%. The increase is primarily due to the increase in the debt discount of $2,569,000 associated with convertible debt issued in the prior period to fund the Company’s expansion plans.

Derivative liability movements

Derivative liability movements were $1,578,361 and a loss of $380,556 for the three months ended September 30, 2021 and 2020. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2021.

Net loss

Net loss was $1,743,077 and $1,706,706 for the three months ended September 30, 2021 and 2020, respectively, an increase in loss of $36,371 or 2.1%. The increase is primarily due to the increase in general and administrative expenses, offset by the net credit in the derivative liability movement, the decrease in the loss on debt conversion and the decrease in interest expense, discussed in detail above.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Net revenue

We did not have revenues during the nine months ended September 30, 2021 and 2020. We anticipate that we will recommence generating revenue when we launch our e-wallets once we have determined our deployment strategy, and we deploy our kiosks in the southern California market, the timing of which is uncertain.

Cost of goods sold

As we did not have revenues during the nine months ended September 30, 2021 and 2020, we anticipate that we will begin to recognize cost of goods sold when we launch our e-wallets once we have determined our deployment strategy, and we deploy our kiosks in the southern California market.

General and administrative expenses

General and administrative expenses were $9,457,134 and $1,289,542 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $8,167,592 or 633.4%. The increase is primarily due to the following;

(i)	Salaries and wages of $6,656,270 and $572,900 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $6,083,370 or 1,061,9%. The increase is due to the value of warrants issued to our CEO of $4,327,899; the increase in stock option compensation expense of $1,196,560; the amortization of restricted stock expense with vesting rights of $261,832 during the current period and $439,362 in the prior period; the increase in payroll of $472,690 due to the increase in head count from two people to four people and the increase in our CEO’s salary from $12,500 per month to $30,000 per month; the employment of a CFO at a monthly salary of $18,000 with effect from July 1, 2021; and a severance provision of $294,000 raised due to the termination of several employees, the severance is still being negotiated with the individuals concerned.

(ii)	Consulting fees of $1,313,134 and $279,200 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1,033,934 or 370.3%. The increase is due to 8,000,000 restricted shares issued to various advisory board members valued at $776,000 in April 2021 and 5,650,000 shares issued to various consultants and advisory board members valued at $443,050 during July and August 2021. The remaining decrease of $(181,050) is due to management fees paid to various employees before they were appointed to official positions within the Company.

(iii)	Directors fees of $681,614 and $88,000 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $593,614 or 674.6%, Directors fees in the current period included shares issued to directors valued at $539,000, the value of options granted to directors of $91,608 and cash fees paid of $51,000. Directors fees expense in the prior period represents the value of restricted shares issued to a director.

(iv)	Selling and marketing costs of $119,514 and $17,199 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $102,315 or 594.9%. The increase is due to initial expenses paid for software development and public relations expenses incurred during the current period amounting to $113,008.

(iv)	Professional fees of $226,866 and $127,591 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $99,275 or 77.8%. The increase is primarily due to social media expense of $77,565, fees paid to Frictionless of $25,850 as part of the ongoing software development agreement we have in place with them and $40,000 paid to an individual for professional administrative advice.

(v)	The balance of the increase is made up of several individually insignificant expenses.

Depreciation

Depreciation was $13,293 and $8,333 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $4,960 or 59.5%. Depreciation during the current period consists primarily of depreciation on the kiosks received from Qpagos Mexico. The increase in depreciation is primarily due to the kiosks being acquired in the second quarter of 2020 and were only amortized for two quarters in the prior period, during the current period these kiosks have been amortized for three quarters.

Investment impairment charge

Investment impairment charge was $0 and $1,019,960 for the nine months ended September 30, 2021 and 2020, respectively, in the prior year the Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund raising efforts.

Loss on debt conversion

Loss on debt conversion was $5,184,447 and $433,610 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $4,750,837. The loss on debt conversion during the current year represents a loss realized on the conversion of convertible notes, into equity at fixed conversion prices which ranged from $0.035 to $0.05 per share, when the stock price ranged from $0.05 per share to $0.22 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the nine months ended September 30, 2021.

Loss on settlement of liabilities

Loss on settlement of liabilities was $0 and $50,082 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $50,082 or 100.0%. The loss on settlement of liabilities in the prior year represents the settlement of certain promissory notes during the current period by the issuance of 1,692,764 shares of common stock at a discount to market prices.

Interest expense, net

Interest expense was $174,587 and $337,575 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $162,988 or 48.3%. The decrease is primarily due to a penalty interest expense in the prior period of $211,425 related to the settlement of convertible debt prior to conversion by the note holders offset by the increase in the principal outstanding of convertible debt from $1,505,000 in the prior period to $2,044,000 in the current period.

Amortization of debt discount

Amortization of debt discount was $3,138,452 and $801,460 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $2,336,992 or 291.6%. The increase is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the current period, in addition, the increase is also due to the increase in the debt discount of $2,569,000 associated with the increase in convertible debt over the prior period.

Derivative liability movements

Derivative liability movements were $4,714,451 and a loss of $101,945 for the nine months ended September 30, 2021 and 2020. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of September 30, 2021.

Net loss

Net loss was $13,253,462 and $4,082,507 for the nine months ended September 30, 2021 and 2020, respectively, an increase in loss of $9,170,955 or 224.6%. The increase is due to the increase in general and administrative expenses, the loss realized on the conversion of convertible debt and the amortization of debt discount, offset by the movement in derivative liabilities, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We incurred an accumulated deficit of $40,883,037 through September 30, 2021 and incurred negative cash flow from operations of $1,883,716 for the nine months ended September 30, 2021. The Company’s focus on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development.

To meet our financing needs, we have raised net convertible debt funding of $2,048,000, received proceeds from warrant exercises of $2,780,460 and additional gross proceeds $4,550,000 from a private placement of equity securities, we believe we have sufficient funding to implement our business strategy.

At September 30, 2021, we had cash of $6,531,153 and working capital of $3,821,856, including a derivative liability of $820,965. After eliminating the derivative liability our working capital is $4,642,821.

We utilized cash of $1,883,716 and $951,303 in operations for the nine months ended September 30, 2021 and 2020, respectively. Overall cash utilized in operations increased by $932,413, primarily due to the increase in corporate overhead as we ready ourselves for our new technology platform.

We invested $500,000 in the common stock of Frictionless which has been contracted to develop our payment platform for the Mexican and other markets. This is a strategic investment and we expect a platform to be ready to utilize within the current year. We also invested a further $250,000 in the acquisition of a license and services for the Beyond Wallet software in the furtherance of our objectives.

Cash provided by financing activities for the nine months ended September 30, 2021 was primarily comprised of gross proceeds of $4,550,000 from the private placement on March 17, 2021, $3,009,349 from warrants exercised and $2,569,000 from convertible debt issued. We utilized $501,100 for share issue expenses and repaid convertible debt of $521,000 during the period.

At September 30, 2021, we had outstanding notes in the principal amount of $2,044,000. The notes were issued on February 16, 2021 and may be prepaid at any time for the first 90 days in an amount equal to 115% of the principal amount plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes mature in 12 months, bears interest at a rate of 10% per annum, and are initially convertible into our common stock at a conversion price of $0.23 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our common stock for the last 10 consecutive trading days.

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in April 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
Remainder of 2021	$14,400
2022	19,200
$33,600

Capital Expenditures

Our capital expenditure will depend on our ability to roll out kiosks to serve the US market, we anticipate we could spend up to $1,000,000 in developing the payment platform and e-wallets.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to the recent appointment of the CFO that there are now sufficient controls over review and accounting, including complex transactions for certain complex transactions, that the Company’s disclosure controls and procedures as of September 30, 2021 are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company has retained additional individuals to remedy the ineffective controls.

(b) Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, our internal control over financial reporting, thereby remedying the weaknesses identified in previous periods.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On October 20, 2021, a complaint was filed against the Company and certain of its officers and directors with the Occupational Safety and Health Administration of the United Stated Department of Labor, captioned Naum Voloshin, Yulia Rey, Alexander Voloshin, Andrey Novikov, and Frank Perez v. Innovative Payment Solutions, Inc., William Corbett, Richard Rosenblum, Madisson Corbett, Jim Fuller, Cliff Henry and David Rios.

The complaint generally alleges that complainants, former employees of the Company, did not receive compensation to which they claim they were entitled and that they were wrongfully terminated for engaging in protected activities in violation of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A, including reporting concerns about the adequacy of the Company’s internal controls.

The complaint seeks reinstatement of complainants’ employment, monetary damages including back pay, raises, bonuses, benefits, overtime, emotional distress and loss of reputation, orders of abatement and injunctive relief, and costs of litigation.

While the outcome of this action is uncertain at this point, the Company intends to vigorously defend against the action.

We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below or as disclosed in Current Reports on Form 10-Q, we did not have any unregistered sales of equity securities during the nine months ended September 30, 2021.

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

Between July 22, 2021 and August 9, 2021, the Board of Directors approved the issuance of 7,000,0000 shares of common stock to board members that were appointed during the year. In addition, 300,000 shares of common stock were issued to an employee of the Company and 5,650,000 shares of common stock were issued to various consultants.

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

Innovative Payment Solutions, Inc.

Date: November 12, 2021	By:	/s/ William Corbett
William Corbett
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Rosenblum
Richard Rosenblum
President and Chief Financial Officer
(Principal Financial and Accounting Officer)