Form 10-K
period 2021-12-31
Innovative Payment Solutions, Inc.
filed 2022-03-31
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number – 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	33 - 1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

56B 5th Street, Lot 1, AT#

Carmel by the Sea, CA 93921

(Address of principal executive offices) (Zip Code)

(866) 477-4729

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $28,155,012 (based upon the closing sale price of the registrant’s common stock reported on June 30, 2021 of $0.098 per share). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 29, 2022, the issuer had 367,901,679 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” “IPSI” and “Innovative Payment Solutions,” refer to Innovative Payment Solutions, Inc. and its subsidiaries.

CAUTIONARY Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (this “Annual Report”) which do not expressly relate to historical facts, contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our current expectations, intentions and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to significant risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results (including, without limitation, the results of our digital payment product launches and other strategic plans and initiatives) to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such significant risks and uncertainties include the risks noted under Part 1. “Business”, and Part I, Item 1A, Risk Factors, Part II, Item 7”, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

SUMMARY RISK FACTORS

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors set forth under the caption “Risk Factors” in Item 1A in Part I of, and elsewhere in, this Annual Report.

Risks Relating to our Company

●	We have had very limited operations to date with our new business model.

●	We have generated, and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

●	The COVID-19 pandemic has caused and may continue to cause a delay in our roll out plans, which has negatively impacted our ability to generate revenue and operations and our results of operations.

●	We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	We have not generated sufficient revenue or cash flow to pay our convertible debt, and conversion of such debt into shares of common stock, which could cause significant dilution.

●	Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

●	Covenant restrictions under our indebtedness may limit our ability to operate our business.

Risks Relating to our Business

●	The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

●	There is uncertainty as to market acceptance of our technology, products and services.

●	We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business or if we implement our cryptocurrency operations, we are faced with the risk that new regulations applicable to our business will be enacted.

Risks Related to our Plans to Launch Various Digital Payment Products

●	There can be no assurance that we will be successful in developing digital payment products.

●	There is uncertainty in the accounting treatment of digital assets and therefore we cannot predict the impact our new digital asset line of business will have on our financial statements.

●	The regulatory regime governing digital assets and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

●	We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

General Risk Factors

●	The laws and regulations regarding our industry is constantly evolving and failure to comply adversely impact our business.

●	As our business develops, we will need to implement enhanced compliance processes, procedures and controls with respect to the rules and regulations that apply to our business.

●	Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

●	Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

●	We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

Risks Relating to our Securities

●	There is currently a limited public trading market for our common stock and an active market may never develop.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

●	Because we became public by means of a reverse merger, we may not be able to attract the attention of brokerage firms.

●	Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

Item 1. Business

Company Overview

We are a provider of digital payment solutions and services to businesses and consumers. We are focused on operating and developing “e-wallets” that enable consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely. Our first e-wallet, the Beyond Wallet, is currently operational. Our flagship e-wallet, IPSIPay, was soft launched in December 2021 and will be fully launched during the second quarter of 2022.

Previously, we intended to invest in physical kiosks which required the user presence at digital payment kiosk locations, and we still intend to use our existing kiosks in certain target markets within Southern California.

We acquired a 10% strategic interest in Frictionless Financial Technologies, Inc. (“Frictionless”), on June 22, 2021. Frictionless agreed to deliver to us, a live fully compliant financial payment Software as a Service solution for use by us as a digital payment platform that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate our anticipated product offerings. We have an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, we formed a new majority owned subsidiary, Beyond Fintech Inc. (“Beyond Fintech”), in which we own a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to our Beyond Wallet offering to further its objective of providing virtual payment services allowing U.S. persons to transfer funds to Mexico and other countries.

Our Strategy and Market

We offer a simple digital e-wallet and digital payment solution for consumers and businesses. We soft launched our IPSIPay app in December 2021 and plan to fully launch our IPSIPay and Beyond Wallet e-wallet brands in the second quarter of 2022. As a California based fintech company, our initial launch will be in the Central Valley region in California, which is the largest agricultural belt in the U.S. Our platform (which can be used both business-to-business and business-to-consumer) will facilitate the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers.

Our launch plan for IPSIPay and Beyond Wallet is to target lower income, migrant communities in California (notably in the agriculture industry), and expanding to other states with large migrant populations such as Texas and Florida. According to the American Immigration Counsel, in 2018, 10.6 million immigrants (foreign-born individuals) comprised 27 percent of the population of California, and the top country of origin for immigrants was Mexico, at 38 percent of immigrants. According to The Wilson Center Mexico Institute, the market for money remittance from California to Mexico during 2021 was estimated to be approximately $16.25 billion. We therefore believe our market is not only large and growing, but that servicing this market is socially responsible. We believe our digital payment facilitation platform and related apps will empower and enable the unbanked and under-served and payment providers who service these users, acting as a bridge to provide access to comprehensive and easy to use payment solutions. Given the large size of our addressable market, our ability to capture even a very small share of the market represents a significant revenue opportunity for our company.

Previously, we intended to provide digital payment solutions via kiosks, as part of our strategy. However due to the delays experienced with the COVID-19 pandemic, we pivoted to a mobile platform, we believe will offer our users more convenience, security and efficiency through hand-held mobile devices, while significantly reducing our capital expenditures.

Services and Business Model

Our primary sources of revenue is commissions and fees from the use of our digital suite of products without physical custody of customer funds. Our fully functional apps includes the ability to use an e-wallet, Visa debit cards, bill payment platform, e-commerce and the ability to buy gold and silver. We believe we have the ability and technology to add micro-loans, tele-medicine services as well as payroll services to our apps in the future.

In addition to these revenue generators, we intend releasing our BeyondAgro software to enable growers to improve business management and management of contract employees, particularly migrant workers. This will be offered as a monthly fee-based SaaS platform.

Our revenue will include fees derived from the use of debit cards, ATM fees, merchant processing fees, money transfer fees, commissions on international bill payments and, in the near future micro-loans and tele-medicine.

Marketing

We intend to initially focus on the underserved labor markets, initially focusing on the Californian agriculture industry to acquire customers for our IPSIPay and Beyond Wallet apps. We will use direct social media marketing strategies to the business to consumer market.

Our marketing effort will be directed towards businesses, initially towards agricultural businesses. In marketing our software platform, we believe we have a differentiated product that will allow agricultural companies to pay their laborers with e-wallet money transfers instead of traditional check payments. The laborers will then be able to transfer funds, pay utility bills and send money abroad cheaper and more conveniently with instant settlement, a product offering that, we believe, does not exist at present.

Competition

The payment service business is highly competitive and continued growth depends on our ability to compete effectively. Companies like Western Union, Money Gram, Paypal, and Venmo, dominate the money remittance business, and most of our competitors have far greater sources of financing, greater name recognition and have been engaged in the industry longer than we have.

We believe, however that the differentiator with the IPSIPay and Beyond Wallet apps is our ability to provide the unbanked and under-served the ability to transact without the use of a traditional bank account, with greater convenience, lower costs and instant settlement, and with free wallet-to-wallet transfers, and the ability to upload funds onto Visa debit cards across borders. We believe the design of our apps will be highly attractive to our initial target communities, thus allowing our product to compete effectively.

Intellectual Property

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license and/or that we develop in the future. We presently have three trademark applications on file and under review, and our 51% subsidiary Beyond Fintech has an additional three trademark applications on file and under review.

Government and Environmental Regulation and Laws

We act as a facilitator between consumers and finance product providers, and therefore operate in a highly regulated industry. While we do not believe that our core business as a facilitator presently is subject to significant government regulation our finance product providers are subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws and therefore may expect to experience periodic investigations by various regulatory authorities in connection with the same, which may sometimes result in monetary or other sanctions being imposed upon them. Many of these laws and regulations are constantly evolving and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging, and may indirectly increase our operating costs and legal risks (or directly should it be determined that our business model is or becomes subject to more extensive regulation). In particular, there has been increased public attention and heightened legislation and regulations regarding money laundering and terrorist financing. Our providers may have to make significant judgment calls in applying anti-money laundering legislation and risk being found in non-compliance with such laws, and these judgement calls, to the extent they curtail the availability of the applicable financial product, could harm our business.

To the extent our business is or will be involved in the utilization of blockchain or cryptocurrency, the regulatory regime governing these sectors is highly uncertain, and new regulations or policies may materially adversely affect our business plans. Regulation of cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty.

In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with IPSIPay and Beyond Wallet, could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties.

Any violations of any of the foregoing or similar laws, rules or regulations could adversely affect our ability to maintain IPSIPay and Beyond Wallet, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Human Capital/Employees

As of December 31, 2021, we had 6 full time employees, including our Chief Executive Officer and President or Chief Financial Officer and 4 employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate History and Background

We were incorporated on September 25, 2013 under the laws of the State of Nevada originally under the name Asiya Pearls, Inc. On May 27, 2016, Asiya Pearls, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from Asiya Pearls, Inc. to QPAGOS.

On May 12, 2016, we (at that time, under the name QPAGOS), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of our company (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of our common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, we assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 621,920 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current stockholder of 500,000 shares of Common Stock agreed to return to us 497,500 shares of Common Stock held by such holder and the then-current stockholder retained an aggregate of 2,500 shares of Common Stock and the other stockholders retained 500,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of Common Stock which represented approximately 91% of the then outstanding Common Stock.

The Merger was treated as a reverse acquisition of our company, which was then a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while IPSI was treated as the acquired entity for accounting and financial reporting purposes.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of the state of Delaware to effectuate a reverse merger transaction with Qpagos, S.A.P.I. de C.V. (“Qpagos Mexico”) and Redpag Electrónicos S.A.P.I. de C.V. (“Redpag”). Each of the entities were incorporated in November 2013 in Mexico.

Qpagos Mexico was formed to process payment transactions for service providers it contracts with, and Redpag was formed to deploy and operate kiosks as a distributor.

On June 1, 2016, our board of directors of changed our fiscal year end from October 31 to December 31.

On November 1, 2019, we changed our name from QPAGOS to Innovative Payment Solutions, Inc. Additionally, and immediately following the name change, we filed a Certificate of Change with the Secretary of State of the State of Nevada to affect a reverse split of the Common Stock at a ratio of 1-for-10, effective on November 1, 2019 (the Reverse Stock Split”). As a result of the Reverse Stock Split, each ten pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock without any further action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

On December 31, 2019, we consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi” or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. As a result of this transaction, we no longer has any Mexican subsidiaries.

We acquired a 10% strategic interest in Frictionless on June 22, 2021. Frictionless agreed to deliver to us, a live, fully compliant financial payment Software as a Service solution for use by us as a digital payment platform that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate our anticipated product offerings. We hold an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, we formed a new subsidiary, Beyond Fintech to acquire a product known as Beyond Wallet from a third party, together with the logo, use of name and implementation of the product into our technology. We own 51% of Beyond Fintech with the other 49% owned by Frictionless.

Corporate Information

Our principal offices are located at 56B 5th Street, Lot 1, AT#, Carmel by the Sea, CA, 93921, and our telephone number at that office is (866) 477-4729. Our website address is www.ipsipay.com. Information contained in our website does not form part of this Annual Report and is intended for informational purposes only.

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

In December 2019, we sold our Mexican subsidiaries and are now focused on developing our U.S. based business. To date, as a result of COVID-19 business closures and the resultant impact on being able to travel and meet suppliers and customers, in person, the launch of our e-wallets and the installation of a limited network of kiosks in Southern California has been delayed. As such, we have a very limited operating history in our current business model, which makes it difficult to evaluate both our operating history and our future potential. We have yet to demonstrate our ability to overcome the risks frequently encountered in the payment services industry in the United States and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. There can be no assurance that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

For the years ended December 31, 2021 and 2020, we incurred a net loss of $14,494,915 and $5,444,544, respectively. We have an accumulated deficit of $42,111,701 through December 31, 2021. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses. Although we believe our existing cash and cash equivalents will be sufficient for the next twelve months, if in the long term we do not generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities.

The COVID-19 pandemic has caused and may continue to cause a delay in our roll out plans, which has negatively impacted our ability to generate revenue and operations and results of operations.

The COVID-19 pandemic has required our management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting our operations to address changes in the virtual payments industry. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, development of our e-wallets and the limited installation of our network of kiosks in Southern California has been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms. As the COVID-19 pandemic evolves, we may face similar challenges in the future which could lead to material adverse impacts on our company.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

As of December 31, 2021, we had cash and cash equivalents of $5,449,751. We believe that based on our current operating plan, our existing cash and cash equivalents will be sufficient to enable us to fund our operations and our debt and other obligations for the near term. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. However, we will need additional funds to fully implement our business plan as we seek to achieve revenues, positive cash flow and profitability. There is a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

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

If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to significantly reduce or cease our operations, which could result in the loss to investors of their investment in our securities.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. We have identified material weaknesses in our internal controls. As of December 31, 2021, which included (i) insufficient segregation of duties and oversight of work performed in our accounting and finance function due to limited personnel with the appropriate skill sets and (ii) lack of written policies and procedures to address all material transactions and developments impacting our financial statements. As a result of these weaknesses, we are faced with the risk that we may not always be able to detect errors or omissions in our financial reporting. We may be unable to satisfactorily remediate our internal control weaknesses, and if we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

We have not generated sufficient revenue or cash flow to pay our convertible debt, and conversion of such debt into shares of common stock, which could cause significant dilution.

As of December 31, 2021, we had outstanding convertible debt in the principal amount of $2,044,000. To date, we have not generated sufficient revenue or cash flows to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time and from time to time at the election of the holder after certain periods of time into shares of our common stock at discounts to the market price of our common stock. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. We may not have sufficient cash resources or access to funding to repay such notes. Moreover, upon conversion of these notes, our current shareholders will suffer dilution, which could be significant.

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

Our outstanding convertible notes contain, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Notes restrict our ability to:

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

Risks Related to Our Business

The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

The payment services industry is highly competitive, and our continued growth depends on our ability to compete effectively with both traditional and non-traditional payment service providers. We currently expect to face competition from a variety of financial and non-financial business groups which include retail banks, non-traditional payment service providers which provide mobile top-up services, and mobile network operators, traditional kiosk and terminal operators, electronic payment system operators, as well as other companies that provide various forms of payment services, including electronic payment and payment processing services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network size, accessibility, hours of operation, reliability and price. A significant number of these competitors have greater financial, technological and marketing resources than we have, and operate robust networks and are highly regarded by consumers.

There is uncertainty as to market acceptance of our technology, products and services.

We have conducted our own research into the markets for our technology, products and services; however, because we are a new entrant into the market, there is a risk that the market will not accept our technology, products and services. Further, we have limited information on which to estimate our anticipated level of sales. Our products and services require consumers and service providers to adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers, the demand for our products will be reduced and our ability to generate revenue could be adversely impacted.

We are subject to the economic risk and business cycles of our merchants, agents and the overall level of consumer spending.

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

Our business is built on consumers’ confidence in our brands, as well as our ability to provide fast, reliable payment services. As a consumer business, the strength of our brand and reputation are of paramount importance to us. Several factors could adversely affect consumer confidence in our brand, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

●	any regulatory action or investigation against us;

●	any significant interruption to our systems and operations; and

●	any breach of our security systems or any compromises of consumer data.

Our business will initially be geographically concentrated and could be significantly affected by any adverse change in the region in which we operate.

Initially our business will be concentrated in states such as California and later Texas and Florida, which have high migrant populations. We plan to derive all of our revenues from our businesses operating from these migrant states and expect to continue to derive a significant portion of our revenue from customers in these migrant states for the near future. Therefore, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these migrant states. Moreover, due to the concentration of our businesses in these migrant states, our business is less diversified and, accordingly, is subject to regional risks, including inclement weather, power outages, labor shortages, and state and local laws, rules and regulations.

We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business or if we implement our cryptocurrency operations, and we are faced with the risk that new regulations applicable to our business will be enacted

Currently, we are indirectly impacted by government regulation, however, we may be directly subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws which may sometimes result in monetary or other sanctions being imposed on our financial service providers or us. Many of these laws and regulations are constantly evolving, and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging and could directly or indirectly increase our related operating costs and legal risks. In particular, there has been increased public attention and heightened legislation and regulations regarding money laundering and terrorist financing. Our financial service providers or us, may have to make significant judgment calls in applying anti-money laundering legislation and risk being found in non-compliance with such laws. The cryptocurrency business is subject to extensive regulation, see Risks Related to our Plans to Launch Various Digital Payment Cryptocurrency Products-The regulatory regime governing blockchain technologies and cryptocurrencies is evolving and uncertain, and new regulations or policies may materially adversely affect our business in the future.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

Our implementation of our business plan and current or future strategic initiatives will place significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes, along with our reporting systems and procedures, as the number and geographical scope of our customer and vendor relationships continue to expand. We may be unable to implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner, and we may discover additional deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate our expected increase in revenue. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business and results of operations. We may be unable to increase the volume of sales at acceptable risk levels, expand our customer base and manage the costs and implementation risks associated with our growth strategy. We also cannot provide you with any assurance that our further expansion will be profitable, that we will be able to maintain any specific level of growth, if any, that we will be able to maintain capital sufficient to support our continued growth or that we will be able to adequately and profitably manage that growth.

Risks Related to our Plans to Launch Various Digital Payment Products

There can be no assurance that we will be successful in launching digital payment products.

We have developed and will launch various digital payment products in the second quarter, including, IPSIPay and Beyond Wallet. No assurance can be given that we will be able to successfully launch these products as and when planned. Moreover, the growth of the digital payments industry in general is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. This would have a material adverse impact on our results of operations and the viability of our current business model.

The regulatory regime governing digital assets and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

The regulatory regime governing digital assets and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of the Company. Regulation of digital assets is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the digital assets market. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with e-Wallets could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of the Company to maintain e-Wallets, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

General Risk Factors

The laws and regulations indirectly affecting our industry is constantly evolving and failure to comply adversely impact our business.

Our business is indirectly subject to a wide range and increasing number of laws and regulations, as described below. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition, results of operations, and cash flows. Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we have made additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by us or partners and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. We are subject to numerous regulations such as those imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in other countries, we face significant risks associated with our obligations under the FCPA and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the BSA and could be subject to regulatory oversight and enforcement by FinCEN.

The remittance and digital payments industry has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. Our failure to continue to help prevent frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

We are subject to the discretion of administrative enforcement agencies.

In certain cases, regulations may provide administrative discretion regarding enforcement, and regulations may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. For example, policymakers may impose heightened customer due diligence requirements or other restrictions, fees or taxes on remittances. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute certain services and the costs of providing those services.

A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, trade wars, terrorism or health emergencies including but not limited to the COVID-19 pandemic) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Specifically, since the start of the COVID-19 pandemic, many governments have initiated, resumed or extended social distancing rules, lockdowns or shelter-in-place orders resulting in the inability of many individuals to migrate or work abroad, which has impacted our business. The resulting economic impact of prior and ongoing COVID-19 governmental lockdown orders could continue to negatively impact our business. Furthermore, continuing increases in COVID-19 cases occurring now or in the future could result in a return to lockdowns and shelter-in-place orders by governments which could negatively impact our business. Additionally, sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the U.S. or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect.

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

●	We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to settle our payment instruments, pay money transfers and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payment instruments, pay money transfers or make related settlements with our agents could adversely impact our business, financial condition and results of operations.

●	In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents and to the recovery of a significant portion of our investment portfolio. A substantial portion of our cash, cash equivalents and interest-bearing deposits are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit.

●	may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.

If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

As our business develops, we will need to implement enhanced compliance processes, procedures and controls with respect to the rules and regulations that apply to our business.

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

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software and telecommunications networks, as well as the data centers that we lease from third parties. Our systems and operations, or those of our third party providers, could be exposed to damage or interruption from, among other things, fire, flood, natural disaster, power loss, telecommunications failure, vendor failure, unauthorized entry, improper operation and computer viruses. Substantial property and equipment loss, and disruption in operations, as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts to our data center would result in the failure of our computers and kiosks to operate and would, if for an extensive period, adversely impact our reputation, brand and future prospects.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We store and/or transmit sensitive data, such as mobile phone numbers, and we have ultimate liability to our consumers for our failure to protect this data. If breaches occur our encryption of data and other protective measures may not prevent unauthorized disclosure of data. Unauthorized disclosure of data or a cybersecurity breach could harm our reputation and deter clients from using electronic payments generally, our kiosks and our products and services specifically, increase our operating expenses in order to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines by state authorities and otherwise materially adversely affect our business, financial condition and results of operations.

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

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license and/or that we develop in the future. We and our subsidiary have applied for trademark protection for certain marks (notably IPSIPay), but there is a risk that such trademarks will not be approved, which could leave us without important protections for our brand.

Also, we customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information and the information we license confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all the inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Nevertheless, others, including our competitors, may independently develop similar technology to that licensed by us, duplicate our services or design around our intellectual property. Further, contractual arrangements may not prevent unauthorized disclosure of our confidential information or ensure an adequate remedy in the event of any unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope or enforceability of our intellectual property rights (including trade secrets and know-how), which could be expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection could harm our business and ability to compete and could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Additionally, we do not hold any patents for our business model or our business processes, and we do not currently intend to obtain any such patents in the United States or elsewhere.

We may also be subject to costly litigation in the event our services or the technology that we license are claimed to infringe, misappropriate or otherwise violate any third party’s intellectual property or proprietary rights. Such claims could include patent infringement, copyright infringement, trademark infringement, trade secret misappropriation or breach of licenses. We may not be able to successfully defend against such claims, which may result in a limitation on our ability to use the intellectual property subject to these claims and might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. In such circumstances, if we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, in recent years, non-practicing entities have been acquiring patents, making claims of patent infringement and attempting to extract settlements from companies in our industry. Even if we believe that such claims are without merit and successfully defend these claims, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees.

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

We rely on certain key personnel and in a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified personnel is critical to our success and growth.

We rely substantially on the efforts of our current senior management, including our Chief Executive Officer, William Corbett, and our President and Chief Financial Officer, Richard Rosenblum. Our business would be impeded or harmed if we were to lose their services. In addition, our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. In order for us to compete and grow successfully, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our capital needs. This is particularly true with respect to qualified and experienced software engineers and IT staff, who are highly sought after. The market for such personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to replace effectively current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has fluctuated in the past, and has been subject to volatility and future volatility may result in our investors incurring substantial losses.

Our stock price has fluctuated in the past, has been subject to volatility and may be volatile in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance. For example, the COVID-19 pandemic and its variants and the Russia-Ukraine conflict has caused broad stock market and industry fluctuations. Furthermore, the market prices for companies operating in our industry have experienced extreme volatility. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	our public disclosure of the terms of any financing which we consummate in the future;

●	our failure to generate revenue and positive cash flow or to become profitable;

●	our failure to raise working capital;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	our failure to meet financial forecasts we publicly disclose;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the continued spread of COVID-19 and its variants, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Because we became public by means of a reverse merger, we and our shareholders may be faced with regulatory constraints, and we may not be able to attract the attention of brokerage firms.

Additional risks may exist because we became public through a reverse merger. For example, our status as a former “shell company” may limit the ability of shareholders to utilize SEC Rule 144 to sell their shares. Further, as we did not become a public company via a traditional, underwritten initial public offering, securities analysts of brokerage firms may not provide coverage of our company since there is little incentive for brokerage firms to recommend the purchase of our common stock. In addition, institutional investors may have limitations on investing in reverse merger companies, which could limit the universe of potential investors for our company. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future. In addition, if we were to attempt to up-list the listing of our securities on a national securities exchange we will likely be subject to additional listing requirements applicable to entities that became public through a reverse merger.

Compliance with the reporting requirements of federal securities laws are expensive and time consuming.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs (in terms of expenses and the required dedication of management’s time and attention) of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. If we do not provide current information about our company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our investors’ ownership will likely be diluted in the future.

In the future, we will likely issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the warrants and the outstanding notes, will dilute an investor’s investment in the Company.

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

Each of our board members has significant control over all corporate issues. In addition, two of our six directors serve as our officers. We have not established board committees comprised of independent members, and we do not have an audit or compensation committee comprised of independent directors. Our six directors performed these functions, despite not all being independent directors. Thus, there is potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and IPSI’s performance.

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

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors is comprised of two executive officers and four other directors, and absent an independent compensation committee currently determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with its financial performance.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates out of leased premises in Carmel by the Sea, California. The lease commenced on March 22, 2021 and terminates on April 1, 2022, monthly rental expense is $4,800 per month with no escalations during the term of the lease.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 20, 2021, a complaint was filed against our company and certain of its officers and directors with the Occupational Safety and Health Administration of the United Stated Department of Labor, captioned Naum Voloshin, Yulia Rey, Alexander Voloshin, Andrey Novikov, and Frank Perez v. Innovative Payment Solutions, Inc., William Corbett, Richard Rosenblum, Madisson Corbett, Jim Fuller, Cliff Henry and David Rios. The complaint generally alleges that complainants, former employees of our company, did not receive compensation to which they claim they were entitled and that they were wrongfully terminated for engaging in protected activities in violation of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A, including reporting concerns about the adequacy of our internal controls. The complaint seeks reinstatement of complainants’ employment, monetary damages including back pay, raises, bonuses, benefits, overtime, emotional distress and loss of reputation, orders of abatement and injunctive relief, and costs of litigation. While the outcome of this action is presently uncertain at this point, we intend to vigorously defend against the action. To date, this matter has proceeded in the ordinary course of litigation. We may engage in alternative dispute resolution with the plaintiffs but there can be no assurance that these efforts will be successful.

Other than as set forth above, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

From November 3, 2014 to July 4, 2016, our common stock traded on the OTC Pink Markets under the symbol “ASYP” but no trading took place during this time. Since July 5, 2016 our common stock has traded on the OTCQB Market, and our symbol was changed to “QPAG” on June 2, 2016 and to “IPSI” on December 3, 2019.

The last reported sale price of our common stock on the OTCQB on March 29, 2022, was $0.0189 per share. As of March 29, 2022, there were approximately 65 holders of record of our common stock.

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

Equity Compensation Plan Information

The purpose of our equity incentive plans is to promote the interests of our company and our stockholders by providing directors, officers, employees and consultants of our company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of our company, to acquire a proprietary interest in our long-term success and to reward the performance of individuals in fulfilling long-term corporate objectives.

On June 18, 2018, we established our 2018 Stock Incentive Plan (the “Plan”). The Plan terminates after a period of ten years in June 2028. The Plan is administered by our board of directors or a committee appointed by our board of directors who have the authority to administer the Plan and to exercise all the powers and authorities specifically granted to it under the Plan.

The maximum number of securities available under the Plan is 800,000 shares of Common Stock. The maximum number of shares of Common Stock awarded to any individual during any fiscal year may not exceed 100,000 shares of Common Stock.

On October 22, 2021, our board of directors and stockholders established our 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan terminates after a period of ten years in August 2031.

The maximum number of securities available under the 2021 Plan is 53,000,000 shares of Common Stock.

Under the 2021 Plan, we may award the following: (i) non-qualified stock options; (ii)) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock unit; and (vi) other stock-based awards.

Recent Sales of Unregistered Securities

On February 3, 2021, we closed a transaction with Cavalry, pursuant to which we received net proceeds of $150,500, after an original issue discount of $21,500 in exchange for the issuance of a $172,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022. The Note is convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, we issued a warrant exercisable for 3,822,223 shares of common stock at an initial exercise price of $0.05 per share.

On February 3, 2021, we closed a transaction with Mercer, pursuant to which the Company received net proceeds of $250,250, after an original issue discount of $35,750 in exchange for the issuance of a $286,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022. The Note was convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, we issued a warrant exercisable for 6,355,556 shares of common stock at an initial exercise price of $0.05 per share.

On February 3, 2021, we closed a transaction with Iroquois Master Fund Ltd., pursuant to which we received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022. The Note was convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, we issued a warrant exercisable for 5,066,667 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021, we closed a transaction with Cavalry, pursuant to which we received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note is convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, we issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

On February 16, 2021, we closed a transaction with Mercer, pursuant to which we received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note is convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, we issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

On February 16, 2021, we closed a transaction with Bellridge Capital LP., pursuant to which we received net proceeds of $180,250, after an original issue discount of $25,750 in exchange for the issuance of a $206,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note was convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, we issued a warrant exercisable for 4,577,778 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021, we closed a transaction with Bellridge Capital LP., pursuant to which we received net proceeds of $787,500, after an original issue discount of $112,500 in exchange for the issuance of a $900,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note is convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, we issued a warrant exercisable for 3,913,044 shares of common stock at an initial exercise price of $0.24 per share.

In terms of debt conversion notices received between January 5, 2021 and February 23, 2021, the Company issued an aggregate of 61,793,616 shares of common stock for the conversion of $2,259,221 of convertible debt and interest thereon, realizing a loss on conversion of $5,498,820.

In terms of warrant exercise notices received between February 18, 2021 and June 23, 2021, the Company issued 60,186,982 shares of common stock for gross proceeds of $3,009,349.

On March 17, 2021, we entered into Securities Purchase Agreements with several institutional investors, pursuant to which we agreed to sell to the Investors in a private placement (i) 30,333,334 shares of its common stock; and (ii) warrants to purchase up to an aggregate of 15,166,667 shares of its common stock for gross proceeds of approximately $4,550,000. In addition, we agreed to issue to placement agent warrants to purchase an aggregate of up to 2,426,667 shares of the Company’s common stock. The Placement Agent Warrants have an exercise price of $0.1875.

On April 5, 2021, we awarded four advisory board members, each 2,000,000 restricted shares of common stock, the restricted shares of common stock vest as to 75% on the effective date and 25% on the anniversary date of the agreement.

On July 22, 2021, we awarded 7,000,000 shares of common stock to board members that were appointed during the year. In addition, a further 300,000 shares of common stock were issued to an employee and a further 3,650,000 shares of common stock were issued to various consultants.

On August 9, 2021, we awarded 2,000,000 shares of common stock to a third party vendor.

Other than as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2021 in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2021.

Item 6.  Reserved

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

Overview and Financial Condition

Recent Developments

Repayment and extension of convertible notes

Previously, we entered into separate Securities Purchase Agreements, each dated February 16, 2021 (the “Securities Purchase Agreements”), with each of Bellridge Capital, LP (“Bellridge”), Cavalry Fund I LP (“Cavalry”), and Mercer Street Global Opportunity Fund, LLC (“Mercer”), pursuant to which we received $787,500, $500,500 and $500,500 from the Investors, respectively, in exchange for the issuance of: (i) Original Issue Discount 12.5% Convertible Notes in the principal amounts of $900,000 issued to Bellridge and $572,000 to each of Cavalry and Mercer.

On February 3, 2022, we extended our indebtedness to Cavalry and Mercer from February 16, 2022 to August 16, 2022 in consideration of increasing the principal amount outstanding and due to each of Cavalry and Mercer under their notes by a penalty amount plus an additional 10%. The aggregate principal amount of each of the Cavalry and Mercer Note after extension is $866,242.

Additionally, on February 4, 2022, we paid in full our indebtedness of $1,235,312.50 (inclusive of early settlement penalty and accrued interest) to Bellridge.

Management Discussion and Analysis of Financial Condition

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements as of December 31, 2021 and 2020, of Innovative Payment Solutions, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Results of Operations for the years Ended December 31, 2021 and December 31, 2020

Net revenue

We did not have revenues during the years ended December 31, 2021 and 2020.We anticipate that we will recommence generating revenue when we launch our e-wallets once we have determined our deployment strategy, the timing of which is uncertain.

Cost of goods sold

As we did not have revenues during the years ended December 31, 2021 and 2020, we anticipate that we will begin to recognize cost of goods sold when we launch our e-wallets once we have determined our deployment strategy.

General and administrative expenses

General and administrative expenses were $10,284,815 and $1,742,008 for the years ended December 31, 2021 and 2020, respectively, an increase of $8,542,807 or 490.4%. The increase is primarily due to the following;

(i)	Salaries and wages of $7,066,725 and $761,946 for the years ended December 31, 2021 and 2020, respectively, an increase of $6,304,779 or 827.5%. The increase is due to the value of warrants issued to our CEO of $4,327,899, which were subsequently cancelled and replaced with stock options; the increase in stock option compensation expense of $1,291,024; the amortization of restricted stock expense with vesting rights of $301,064 during the current year and $502,128 in the prior year; the increase in payroll of $564,828 due to the increase in head count from two people to six people and the increase in our CEO’s salary from $12,500 per month to $30,000 per month; the employment of a CFO at a monthly salary of $18,000 with effect from July 1, 2021; and a severance provision of $302,000 raised due to the termination of several employees, the severance is still being negotiated with the individuals concerned.

(ii)	Consulting fees of $1,340,134 and $362,180 for the years ended December 31, 2021 and 2020, respectively, an increase of $977,954 or 270.0%. The increase is due to 8,000,000 restricted shares issued to various advisory board members valued at $776,000 in April 2021 and 3,650,000 shares issued to various consultants and advisory board members valued at $443,050 during July and August 2021. The remaining decrease of $(241,096) is due to management fees paid to various employees before they were appointed to official positions within the Company.

(iii)	Directors’ fees of $722,114 and $88,000 for the years ended December 31, 2021 and 2020, respectively, an increase of $634,114 or 720.6%, Directors fees in the current year included shares issued to directors valued at $539,000, the value of options granted to directors of $91,614 and cash fees paid of $91,500. Directors’ fees expense in the prior period represents the value of restricted shares issued to a director.

(iv)	Selling and marketing costs of $117,185 and $30,828 for the years ended December 31, 2021 and 2020, respectively, an increase of $86,357 or 280.1%. The increase is due to initial expenses paid for software development and public relations expenses incurred during the current period amounting to $110,680. In the prior year marketing expenses related to marketing activities undertaken by third parties.

(v)	Professional fees of $405,552 and $150,812 for the years ended December 31, 2021 and 2020, respectively, an increase of $254,740 or 168.9%. The increase is primarily due to social media expense of $123,242, fees paid to Frictionless of $51,940 as part of the ongoing software development agreement we have in place with them; $40,000 paid to an individual for professional administrative advice and an additional $89,866 for proxy solicitation services conducted prior to the Annual General Meeting.

(vi)	The balance of the increase is made up of several individually insignificant expenses.

Depreciation

Depreciation was $17,935 and $12,500 for the years ended December 31, 2021 and 2020, respectively, an increase of $5,435. Depreciation during the current period represents depreciation on the kiosks received from Qpagos Mexico and miscellaneous assets acquired during the current year. Depreciation in the prior year is related to kiosks acquired from Mexico.

Investment impairment charge

Investment impairment charge was $0 and $1,019,960 for the years ended December 31, 2021 and 2020, respectively, the Company raised an impairment charge against the investment in Vivi Holdings Inc, as Vivi continues to not meet any of its indicated milestones concerning its proposed IPO and fund-raising efforts.

Loss on debt conversion

Loss on debt conversion was $5,498,820 and $433,610 for the years ended December 31, 2021 and 2020, respectively, an increase of $5,065,210. The loss on debt conversion during the current year represents a loss realized on the conversion of convertible notes, into equity at fixed conversion prices which ranged from $0.035 to $0.045 per share, when the stock price ranged from $0.05 per share to $0.238 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the year ended December 31, 2021.

Loss on settlement of liabilities

Loss on settlement of liabilities was $0 and $95,082 for the years ended December 31, 2021 and 2020, respectively. The loss on settlement of liabilities represents the settlement of certain promissory notes during the prior period by the issuance of 1,692,764 shares of common stock at a discount to current market prices resulting in a loss on settlement of $50,082 and the issuance of 1,500,000 shares of common stock to a previous note holder in settlement of a dispute over the repayment of a convertible note during the current period, at the market value of the shares of $45,000, on the date of settlement.

Debt extension fee

Debt extension fee was $0 and $40,000 for the years ended December 31, 2021 and 2020, respectively, we incurred a debt extension fee of $40,000 in the prior year, on a convertible note which was maturing, this note has subsequently been repaid.

Forgiveness of federal relief loan

Forgiveness of federal relief loan was $60,292 and $0 for the years ended December 31, 2021 and 2020, respectively. During the current period the company applied and was granted on the PPP loan advanced by the federal government during the prior year.

Interest expense

Interest expense was $228,240 and $381,034 for the years ended December 31, 2021 and 2020, respectively, a decrease of $152,794 or 40.1%. The decrease is primarily due to a penalty interest expense in the prior period of $238,080 related to the settlement of convertible debt prior to conversion by the note holders offset by the increase in the principal outstanding of convertible debt from $1,505,000 in the prior period to $2,044,000 in the current period.

Amortization of debt discount

Amortization of debt discount was $3,653,652 and $1,065,879 for the years ended December 31, 2021 and 2020, respectively, an increase of $2,587,773 or 242.8%. The increase is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the current year, in addition, the increase is also due to the increase in the debt discount of $2,569,000 associated with the increase in convertible debt over the prior year.

Derivative liability movements

Derivative liability movements were $5,128,255 and $(654,471) for the years ended December 31, 2021 and 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current year represents the mark-to-market of the derivative liability outstanding as of December 31, 2021, primarily as a result of a decrease in the share price over the prior year.

Net loss

We incurred a net loss of $14,494,915 and $5,444,544 for the years ended December 31, 2021 and 2020 respectively, an increase in loss of $9,050,371 or 166.2%. The increase is due to the increase in general and administrative expenses, the loss realized on the conversion of convertible debt and the amortization of debt discount, offset by the movement in derivative liabilities, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We incurred an accumulated deficit of $42,111,701 through December 31, 2021 and incurred negative cash flow from operations of $2,608,118 for the year ended December 31, 2021. The Company’s focus on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, will require us to spend, substantial amounts in connection with implementing our business strategy, including our planned product development.

To meet our financing needs, we have raised net convertible debt funding of $2,048,000, received proceeds from warrant exercises of $3,009,349 and additional gross proceeds $4,550,000 from a private placement of equity securities, we believe we have sufficient funding to implement our business strategy.

At December 31, 2021, we had cash of $5,449,751 and working capital of $2,701,065, including a derivative liability of $407,161. After eliminating the derivative liability our working capital is $3,108,226.

We utilized cash of $2,608,118 and $1,256,279 in operations for the year ended December 31, 2021 and 2020, respectively. Overall cash utilized in operations increased by $1,351,839, primarily due to the increase in corporate overhead as we ready ourselves for our new technology platform.

We invested $500,000 in the common stock of Frictionless which has been contracted to develop our payment platform for the Mexican and other markets. This is a strategic investment and we expect a platform to be ready to utilize within the current year. We also invested a further $625,000 in the acquisition of a license and services for the Beyond Wallet software in the furtherance of our objectives.

Cash provided by financing activities for the year ended December 31, 2021 was primarily comprised of gross proceeds of $4,550,000 from the private placement on March 17, 2021, $3,009,349 from warrants exercised and a net $2,048,000 from convertible debt issued, net of convertible debt repayments of $521,000. We utilized $501,100 for share issue expenses.

At December 31, 2021, we had outstanding notes in the principal amount of $2,044,000. The notes were issued on February 16, 2021 and may be prepaid at any time for the first 90 days in an amount equal to 115% of the principal amount plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 125% of the principal amount plus accrued interest. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes mature in 12 months, bears interest at a rate of 10% per annum, and are initially convertible into our common stock at a conversion price of $0.23 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our common stock for the last 10 consecutive trading days.

Other than amounts owed under convertible notes, we have a commitment for a property lease which expires in April 2022.

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments
Total instalments due:
2022	$14,400

Capital Expenditures

Our capital expenditure is expected to be less than $100,000 during the next twelve month period.

Critical Accounting Policies

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10- K for further information.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Contractual Obligations

We have contractual obligations in the form of convertible notes which are described in the financial statements presented below.

Inflation

The effect of inflation on the Company’s operating results was not significant.

Interest rate sensitivity

We are not subject to interest rate sensitivity; our only debt consists of fixed rate convertible debt.

Cybersecurity

We believe we employ industry standard cybersecurity protocols and tools, which are constantly evolving, to protect our apps and software. While we are not aware of any cybersecurity breaches or similar issues relating to our company, there is a risk that our efforts will be insufficient to defend against all cybersecurity threats.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innovative Payment Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Payment Solutions, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Derivative Liabilities- Refer to Note 10 of the consolidated financial statements

Certain of the short-term convertible notes disclosed in note 9 and certain warrants disclosed in note 11 to the consolidated financial statements, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes and warrants using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2021.

We identified the accounting for derivative liability for short term convertible notes and warrants as a critical audit matter. Our principal considerations included the existence of subjective judgments related to certain provisions of the convertible notes and warrant agreements in connection with the determination of the classification of the notes and warrants, including provisions related to market volatility. Auditing these elements required especially challenging auditor judgment and significant audit effort, including the need for specialized knowledge and skill in assessing these elements of the agreements.

The primary procedures we performed to address this critical audit matter included:

●	Reading the agreements related to the short-term convertible notes and warrants issued along with management’s technical accounting memos to understand the facts and circumstances within the notes and warrant agreements.

●	Utilizing personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply relevant accounting guidance for the classification of the warrants issued, including evaluating the terms associated with market volatility.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

PCAOB ID 587
New York, NY
March 31, 2022

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets

Current Assets
Cash	$5,449,751	$94,703
Other current assets	85,034	5,270
Total Current Assets	5,534,785	99,973

Non-current assets
Plant and equipment	28,799	37,500
Intangible assets	625,000	-
Right of use asset	-	51,926
Security deposit	34,800	4,000
Investment	500,001	1
Total Non-Current Assets	1,188,600	93,427
Total Assets	$6,723,385	$193,400

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$465,205	$461,577
Related party payables	-	4,000
Federal relief loans	-	60,292
Loans payable	-	23,633
Convertible debt, net of unamortized discount of $263,200 and $980,852, respectively	1,961,354	903,641
Operating lease liability	-	44,134
Derivative liability	407,161	2,966,416
Total Current Liabilities	2,833,720	4,463,693

Non-Current Liabilities
Federal relief loans	158,353	152,728
Operating lease liability	-	7,792
Total Non-Current Liabilities	158,353	160,520

Total Liabilities	2,992,073	4,624,213

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	-	-
Common stock, $0.0001 par value; 750,000,000 and 500,000,000 shares authorized, 367,901,679 and 193,637,747 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	36,790	19,363
Additional paid-in-capital	45,771,012	23,179,399
Accumulated deficit	(42,111,701)	(27,629,575)
Total equity (deficit) attributable to Innovative Payment Solutions, inc. Stockholders	3,696,101	(4,430,813)
Non-controlling interest	35,211	-
Total Equity (Deficit)	3,731,312	(4,430,813)
Total Liabilities and Equity (Deficit)	$6,723,385	$193,400

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended	Twelve months ended
	December	December
	2021	2020

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	10,284,815	1,742,008
Depreciation	17,935	12,500
Total Expense	10,302,750	1,754,508

Loss from Operations	(10,302,750)	(1,754,508)

Investment impairment charge	-	(1,019,960)
Loss on debt conversion	(5,498,820)	(433,610)
Loss on settlement of liabilities	-	(95,082)
Debt extension fee	-	(40,000)
Forgiveness of federal relief loans	60,292	-
Interest expense, net	(228,240)	(381,034)
Amortization of debt discount	(3,653,652)	(1,065,879)
Derivative liability movements	5,128,255	(654,471)
Loss before taxation	(14,494,915)	(5,444,544)

Taxation	-	-

Net loss	(14,494,915)	(5,444,544)

Net loss attributable to non-controlling interest	12,789	-

Net loss attributable Innovative Payment Solutions, Inc. Stockholders’	$(14,482,126)	$(5,444,544)

Basic and diluted loss per share	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and diluted	334,343,830	171,391,733

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 2020 TO DECEMBER 31, 2021

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2019	-	$-	128,902,124	$12,890	$21,579,022	$(22,185,031)	$-	$(593,119)
Conversion of debt to equity	-	-	35,002,245	3,500	766,058	-	-	769,558
Settlement of liabilities	-	-	4,004,110	400	144,764	-	-	145,164
Shares issued for services	-	-	1,834,268	183	68,817	-	-	69,000
Shares subscriptions	-	-	1,400,000	140	32,860	-	-	33,000
Stock based compensation	-	-	22,495,000	2,250	587,878	-	-	590,128
Net loss	-	-	-	-	-	(5,444,544)	-	(5,444,544)
Balance at December 31, 2020	-	-	193,637,747	19,363	23,179,399	(27,629,575)	-	(4,430,813)
Warrants exercised	-	-	60,186,982	6,019	3,003,330	-	-	3,009,349
Conversion of convertible debt to equity	-	-	61,793,616	6,180	7,751,860	-	-	7,758,040
Shares issued for services	-	-	20,950,000	2,095	1,779,055	-	-	1,781,150
Shares subscriptions	-	-	30,333,334	3,033	4,546,967	-	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	-	(501,100)
Fair value of warrants issued	-	-	-	-	4,327,899	-	-	4,327,899
Stock based option expense	-	-	-	-	1,382,638	-	-	1,382,638
Restricted stock awards	-	-	1,000,000	100	300,964	-	-	301,064
Proceeds from non-controlling shareholders	-	-	-	-	-	-	48,000	48,000
Net loss	-	-	-	-	-	(14,482,126)	(12,789)	(14,494,915)
Balance at December 31, 2021	-	$-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312

 The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,494,915)	$(5,444,544)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(5,128,255)	654,471
Depreciation	17,935	12,500
Amortization of debt discount	3,653,652	1,065,879
Investment impairment charge	-	1,019,960
Loss on conversion of debt to equity	5,498,820	433,610
Loss on settlement of liabilities	-	95,082
Deposit forfeited	4,000	-
Forgiveness of federal relief loans	(60,292)	-
Shares issued for services	1,219,050	69,000
Stock based compensation	6,573,701	590,128
Amortization of right of use asset	17,857	34,815
Changes in Assets and Liabilities
Other current assets	(79,764)	45,788
Accounts payable and accrued expenses	(373)	151,054
Operating lease liabilities	(17,857)	(34,815)
Interest accruals	188,323	50,793
CASH USED IN OPERATING ACTIVITIES	(2,608,118)	(1,256,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Frictionless Financial Technologies, Inc.	(500,000)	-
Intangibles acquired	(625,000)	-
Investment in deposits	(34,800)	-
Plant and equipment purchased	(9,234)	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,169,034)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	4,550,000	33,000
Share issue expenses	(501,100)	-
Proceeds from warrants issued	3,009,349	-
Proceeds from loans payable	-	85,000
Repayment of loans payable	(22,049)	(104,500)
Proceeds from short term notes and convertible notes	2,569,000	1,877,375
Repayment of convertible notes	(521,000)	(703,164)
Proceeds from non-controlling shareholders	48,000	-
Proceeds from federal relief loans	-	210,292
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,132,200	1,398,003

Effect of exchange rate changes on cash and cash equivalents	-	-

NET INCREASE IN CASH	5,355,048	91,724
CASH AT BEGINNING OF YEAR	94,703	2,979
CASH AT END OF YEAR	$5,449,751	$94,703

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$29,813	$330,242

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derecognition of right of use assets on early termination	$34,070	$-
Conversion of convertible debt to equity	$2,259,220	$769,558
Settlement of liabilities	$-	$145,164

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

On November 1, 2019, the Company changed its name from QPAGOS to Innovative Payment Solutions, Inc. Additionally, and immediately following the name change, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of the Company’s common stock, par value $0.0001 per share (the “common stock”) at a ratio of 1-for-10, effective on November 1, 2019 (the Reverse Stock Split”). As a result of the Reverse Stock Split, each ten pre-split shares of common stock outstanding automatically combined into one new share of common stock without any further action on the part of the holders, and the number of outstanding shares of common stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

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

Subsequent to the merger of Qpagos Corporation into IPSI and until the divestiture of Qpagos Corporation, Qpagos Mexico and Redpag, the Company’s focus was on the operations of Qpagos Corporation in Mexico. The Company’s current focus is on providing payment services to allow US persons to transfer funds to Mexico and other countries.

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

The COVID-19 pandemic has required the Company’s management to focus its attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting its operations to address changes in the virtual payments industry. Due to measures imposed by the local governments in areas affected by COVID-19, businesses had been suspended due to quarantine intended to contain this outbreak and many people had been forced to work from home in those areas. As a result, development of our e-wallets and the limited installation of our network of kiosks in Southern California had been delayed, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenues. As the COVID-19 pandemic evolves, we may face similar challenges in the future which could lead to material adverse impacts on our company.

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

The entities included in these consolidated financial statements are as follows:

Innovative Payment Solutions, Inc. - Parent Company

Beyond Fintech Inc., 51% owned.

c)	Use of Estimates

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

d)	Contingencies

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

e)	Fair Value of Financial Instruments

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

f)	Risks and Uncertainties

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent accounting pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Disclosures by Entities about Government Assistance (Topic 832), the update increases the transparency of government assistance, including the following disclosures: (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.

This ASU is effective for fiscal years beginning after December 15, 2021.

The effects of this ASU on the Company’s consolidated financial statements is currently being assessed and is not expected to have an impact on current disclosure.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

h)	Reporting by Segment

No segmental information is required as the Company has not generated any revenue for the years ended December 31, 2021 and 2020 and only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2021 and 2020, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2021 and 2020, the balance exceed the federally insured limit by $5,117,551 and $0, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2021 and 2020.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

k)	Investments

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

The Company recorded an impairment charge of $0 and $1,019,960 on its non-marketable equity securities for the years ended December 31, 2021 and 2020, respectively. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

l)	Plant and Equipment

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

m)	Long-Term Assets

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

The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

The Company had no revenues during the years ended December 31, 2021 and 2020.

o)	Share-Based Payment Arrangements

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

p)	Derivative Liabilities

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

q)	Income Taxes

The Company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 30, 2021 and December 31, 2020, there have been no interest or penalties incurred on income taxes.

r)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

s)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	LIQUIDITY MATTERS

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2021, the Company had a net loss of $14,494,915 and had $5,449,751 in cash. In connection with preparing the consolidated financial statements for the year ended December 31, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through March 31, 2023.

The Company had a cash balance of $5,449,751 available as of December 31, 2021. Management has determined that this cash balance is sufficient to meet its expected cash requirements until at least March 31, 2023.

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

Based on this current business plan, the Company believes its existing cash is sufficient to conduct planned operations for one year from the issuance of the December 31, 2021 financial statements.

4	INTANGIBLES

On August 26, 2021, The Company formed a new subsidiary, Beyond Fintech. to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The company owns 51% of Beyond Fintech with the other 49% owned by Frictionless.

During the year, the Company paid gross proceeds of $375,000 to frictionless for the development of the IPSIPay wallet, which is now complete.

	December 31, 2021	December 31, 2020
Purchased Technology	$625,000	$-

5	INVESTMENTS

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

The company has undertaken to issue Frictionless a non-restricted, non-dilutable 5 year warrant to purchase 30,000,000 shares of common stock in the Company at an exercise price of $0.15 per share, upon delivery of the financial payment software. Frictionless delivered the software subsequent to year end and the warrants will be issued in accordance with the agreement.

The Company has the right to appoint and has appointed, one member to the board of directors of Frictionless, which appointee will remain on the board as long as the Company is the holder of the Frictionless common stock.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

The shares in Frictionless are unlisted as of December 31, 2021.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	INVESTMENTS (continued)

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

As of December 31, 2021 and 2020, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $0 and $1,019,960, respectively, based on Vivi’s indicated timeline for its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic. The total impairment as of December 31, 2021 and 2020 was $1,019,960.

The shares in Vivi Holdings, Inc., are unlisted as of December 31, 2021.

	December 31, 2021	December 31, 2020
Investment in Frictionless Financial Technologies, Inc.	$500,000	$-
Investment in Vivi Holdings, Inc.	1	1
	$500,001	$1

6	LEASES

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6	LEASES (continued)

Right of use assets

Right of use assets are included in the consolidated Balance Sheet are as follows:

	December 31, 2021	December 31, 2020
Non-current assets
Right of use assets, operating leases, net of amortization	$-	$51,926

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease expense	$74,803	$41,423

Other lease information:

	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(74,803)	$(41,423)

Remaining lease term – operating lease	3 months	14 months

Discount rate – operating lease	-	10.0%

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments under leases with terms twelve months or less
Total instalments due:
2022	$14,400

7	FEDERAL RELIEF LOANS

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

The company has not made any payments on this loan, of which $60,292 was forgiven on June 7, 2021.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The company has accrued interest of $8,353 on this loan as of December 31, 2021.

8	LOANS PAYABLE

Loans payable consisted of the following:

Description	Interest Rate	Maturity	December 31, 2021	December 31, 2020

Stanislav Minaychenko	4.0%	September 16, 2020	$-	$14,530
Maxim Pukhoskiy	4.0%	June 16, 2020	-	8,041
Dieter Busenhart	10.0%	January 17, 2021	-	1,062
Total loans payable			$-	$23,633

Interest expense totaled $134 and $1,558 for the year ended December 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2021, the Company repaid the aggregate principal sum of $13,893 and interest thereon of $717, thereby extinguishing the note.

Maxim Pukhoskiy

On December 17, 2019, in terms of a settlement agreement entered into between the Company, Qpagos Corporation and Maxim Pukhoskiy, the Company issued a promissory note to Mr. Pukhoskiy in settlement of $17,856 owing to him in terms of a service agreement dated May 1, 2015. The promissory note bears interest at 4% per annum, is unsecured and matures on June 16, 2020.

During the year ended December 31, 2021, the Company repaid the aggregate principal sum of $7,656 and interest thereon of $429, thereby extinguishing the note.

Dieter Busenhart

On July 17, 2020, the Company issued a promissory note to Dieter Busenhart in the aggregate principal amount of $50,000 for net proceeds of $50,000, bearing interest at 10% per annum and maturing on January 17, 2021.

During the year ended December 31, 2021, the Company repaid the aggregate principal sum of $500.

The balance remaining on the promissory note consists of accrued interest of $571 was recorded under accrued liabilities.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	December 31, 2021 Amount, net	December 31, 2020 Amount, net
Power Up Lending Group	12%	July 13, 2021	$-	$-	$-	$-	$33,057

Cavalry Fund I LP	10%	June 30, 2021	-	-	-	-	157,149
	10%	July 31, 2021	-	-	-	-	217,248
	10%	September 24, 2021	-	-	-	-	33,669
	10%	August 5, 2021	-	-	-	-	63,553
	10%	February 3, 2022	-	-	-	-	-
	10%	February 16, 2022	572,000	50,527	(73,655)	548,872	-

Mercer Street Global Opportunity Fund, LLC	10%	August 3, 2021	-	-	-	-	288,895
	10%	February 3, 2022	-	-	-	-	-
	10%	February 16, 2022	572,000	50,527	(73,655)	548,872	-

Iroquois Master Fund Ltd.	10%	September 16, 2021	-	-	-	-	72,835
	10%	February 3, 2022	-	-	-	-	-

Mark Geist	10%	October 20, 2021	-	-	-	-	6,206

Bellridge Capital LP.	10%	November 25, 2021	-	-	-	-	31,029
	10%	February 16, 2022	-	-	-	-	-
	10%	February 16, 2022	900,000	79,500	(115,891)	863,609	-

Total convertible notes payable			$2,044,000	$180,554	$(263,201)	$1,961,353	$903,641

Interest expense, including penalty interest totaled $221,930 and $366,964 for the years ended December 31, 2021 and 2020, respectively.

Amortization of debt discount totaled $3,653,652 and $1,065,879 for the years ended December 31, 2021 and 2020, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

●

On February 3, 2021, the Company closed a transaction with Cavalry, pursuant to which the Company received net proceeds of $150,500, after an original issue discount of $21,500 in exchange for the issuance of a $172,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022 (the Fourth Cavalry Note”). The fourth Cavalry Note is convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, the Company issued a warrant exercisable for 3,822,223 shares of common stock at an initial exercise price of $0.05 per share.

On February 17, 2021, the Company repaid the aggregate principal sum of $172,000 owing on the Fourth Cavalry Note it had entered into on February 3, 2021. The accrued interest of $669, remains outstanding.

●

On February 16, 2021, the Company closed a transaction with Cavalry, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the Fifth Cavalry Note”). The Fifth Cavalry Note is convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

The balance of the Fifth Cavalry Note plus accrued interest at December 31, 2021 was $548,872, after unamortized debt discount of $73,655.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

●

On February 3, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $250,250, after an original issue discount of $35,750 in exchange for the issuance of a $286,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022 (the Second Mercer Note”). The second Mercer Note was convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, the Company issued a warrant exercisable for 6,355,556 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021 and February 22, 2021, the Company repaid the aggregate principal sum of $286,000 and interest thereon of $1,033, owing on the Second Mercer Note it had entered into with Mercer on February 3, 2021, thereby extinguishing the Second Mercer Note.

●

On February 16, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the Third Mercer Note”). The Third Mercer Note is convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of common stock at an initial exercise price of $0.24 per share.

The balance of the Third Mercer Note plus accrued interest at December 31, 2021 was $548,872, after unamortized debt discount of $73,655.

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

Between January 5, 2021 and February 5, 2021, the Company received conversion notices from Iroquois Master Fund Ltd., converting the aggregate principal amount of $228,000 relating to the Initial Iroquois Note entered into on September 16, 2020 into 6,514,288 shares of common stock at a conversion price of $0.035 per share. The accrued interest of $8,041 on the Initial Iroquois Note remains outstanding and was recorded under accrued liabilities.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Iroquois Master Fund Ltd. (continued)

●

On February 3, 2021, the Company closed a transaction with Iroquois Master Fund Ltd., pursuant to which the Company received net proceeds of $199,500, after an original issue discount of $28,500 in exchange for the issuance of a $228,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 3, 2022 (the Second Iroquois Note”). The Second Iroquois Note was convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, the Company issued a warrant exercisable for 5,066,667 shares of common stock at an initial exercise price of $0.05 per share.

On February 19, 2021, the Company received a conversion notice from Iroquois Master Fund Ltd., converting the aggregate principal amount of $228,000 into 5,066,667 shares of common stock at a conversion price of $0.045 per share. The accrued interest of $823 on the Second Iroquois Note remains outstanding and was recorded under accrued liabilities.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Bellridge Capital LP. (continued)

●

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $180,250, after an original issue discount of $25,750 in exchange for the issuance of a $206,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022, (the “Second Bellridge Note”). The Second Bellridge Note was convertible into shares of common stock at an initial conversion price of $0.045 per share, in addition, the Company issued a warrant exercisable for 4,577,778 shares of common stock at an initial exercise price of $0.05 per share.

On February 16, 2021, the Company received a conversion notice from Bellridge Capital, LP. converting the aggregate principal amount of $206,000, relating to a convertible note entered into on the same day into 4,577,778 shares of common stock at a conversion price of $0.045 per share, thereby extinguishing the Second Bellridge Note.

●

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $787,500, after an original issue discount of $112,500 in exchange for the issuance of a $900,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the “Third Bellridge Note”). The Third Bellridge Note is convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 3,913,044 shares of common stock at an initial exercise price of $0.24 per share.

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

The balance of the Third Bellridge Note plus accrued interest at December 31, 2021 was $863,609, after unamortized debt discount of $115,891.

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

During the year ended December 31, 2021, an additional $2,569,000 was raised as a derivative liability on convertible notes and warrants and $2,569,000 was recorded as a debt discount against the convertible notes

The value of this derivative financial liability was re-assessed at December 31, 202 at $407,161, and $5,128,255 was credited to the statement of operations, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Conversion price	$0.05 to $0.24	$0.015 to $2.00
Risk free interest rate	0.05 to 1.12%	0.09 to 1.53%
Expected life of derivative liability	1.6 to 49.6 months	1 to 12 months
Expected volatility of underlying stock	161.19 to 215.33%	171.7 to 222.6%
Expected dividend rate	0%	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE LIABILITY (continued)

The movement in derivative liability is as follows:

	December 31, 2021	December 31, 2020
Opening balance	$2,966,416	$905,576
Derivative financial liability arising from convertible note	2,569,000	1,406,369
Fair value adjustment to derivative liability	(5,128,255)	(654,471)
	$407,161	$2,966,416

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 each. The Company has issued and outstanding 367,901,679 and 193,637,747 shares of common stock as of December 31, 2021 and 2020, respectively.

The following shares of common stock were issued by the Company during the year ended December 31, 2021:

●	In terms of debt conversion notices received between January 5, 2021 and February 23, 2021, the Company issued an aggregate of 61,793,616 shares of common stock for the conversion of $2,259,221 of convertible debt and interest thereon, realizing a loss on conversion of $5,498,820.

●	In terms of warrant exercise notices received between February 18, 2021 and June 23, 2021, the Company issued 60,186,982 shares of common stock for gross proceeds of $3,009,349.

●	On March 17, 2021, the Company, entered into Securities Purchase Agreements with several institutional investors, pursuant to which the Company agreed to sell to the Investors in a private placement (i) 30,333,334 shares of its common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 15,166,667 shares of its common stock for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated Warrant is $0.15.

●	Pursuant to an engagement letter dated as of March 6, 2021, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company engaged Wainwright to act as the Company’s exclusive placement agent in connection with the private placement. Pursuant to the engagement agreement, the Company agreed to pay Wainwright a cash fee of 8.0% of the gross proceeds raised by the Company in the private placement. The Company also agreed to pay Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the private placement; (ii) $35,000 for non-accountable expenses and (iii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, the Company agreed to issue to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase a number of shares equal to 8.0% of the aggregate number of Shares sold under the Purchase Agreement or warrants to purchase an aggregate of up to 2,426,667 shares of the Company’s common stock. The Placement Agent Warrants generally will have the same terms as the Warrants, except they will have an exercise price of $0.1875.

●	On April 5, 2021, the Board of directors approved advisory board agreements with four individuals, each agreement for a period of two years form the effective date of the agreement and may be terminated by each party with 30 days’ notice. As compensation the Company awarded each advisory board member 2,000,000 restricted shares of common stock, the restricted shares of common stock vest as to 75% on the effective date and 25% on the anniversary date of the agreement.

a.	Common Stock (continued)

The following shares of common stock were issued by the Company during the year ended December 31, 2021:

●	On July 22, 2021, the Board of directors approved the issuance of 7,000,000 shares of common stock to board members that were appointed during the year. In Addition, a further 300,000 shares of common stock were issued to an employee of the Company and a further 3,650,000 shares of common stock were issued to various consultants.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

●	On August 9, 2021, the Board of directors approved the issuance of 2,000,000 shares of common stock to a third party vendor.

●	The 1,500,000 shares of unvested restricted stock which was not physically issued to an employee were not earned due to the cessation of employment with the Company and were therefore cancelled.

b.	Restricted stock awards

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

A summary of restricted stock activity during the period January 1, 2020 to December 31, 2021 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2020	-	$-	-	$-	-	$-
Granted	20,495,000	0.049	20,495,000	0.049	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding December 31, 2020	20,495,000	0.049	15,371,250	0.049	5,123,750	$0.049
Granted	2,500,000	0.050	2,500,000	0.050	-	-
Forfeited/Cancelled	(1,500,000)	(0.050)	(1,500,000)	(0.050)	-	-
Vested	-	-	(6,123,750)	(0.049)	6,123,750	0.049
Outstanding December 31, 2021	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049

The restricted stock granted and exercisable at December 31, 2021 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	10,247,500	$0.049
$0.050	1,000,000	0.050	1,000,000	0.050
	21,495,000	$0.049	11,247,500	$0.049

The Company has recorded an expense of $301,064 and $502,127 for the years ended December 31, 2021 and 2020, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of December 31, 2021 and December 31, 2020.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

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

The fair value of the warrants granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2021
Exercise price	$0.05 to $0.24
Risk free interest rate	0.46% to 0.92%
Expected life	5.0 years
Expected volatility of underlying stock	213.84% to 215.33%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

A summary of warrant activity during the period January 1, 2020 to December 31, 2021 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	852,775	$2.00 to 6.25	$5.10
Granted	51,188,572	0.05	0.05
Forfeited/Cancelled	(852,775)	2.00 to 6.25	5.10
Exercised	-	-	-
Outstanding December 31, 2020	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	(20,000,000)	0.24	0.24
Exercised	(60,186,982)	0.05	0.05
Outstanding December 31, 2021	37,304,105	$0.05 – 0.1875	$0.12

The warrants outstanding and exercisable at December 31, 2021 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	10,823,813	3.78		10,823,813		3.78
$0.15	24,053,625	4.18		24,053,625		4.18
$0.1875	2,426,667	4.21		2,426,667		4.21
	37,304,105	4.07	$0.12	37,304,105	$0.12	4.07

The warrants outstanding have an intrinsic value of $0 as of December 31, 2021 and 2020.

e.	Stock options

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

On October 22, 2021, the Company (with the approval of the Company’s shareholders) established its 2021 Stock Incentive Plan (“2021 Plan”). The purpose of the 2021 Plan is to promote the interests of the Company and the stockholders of the Company by providing directors, officers, employees and consultants, advisors and service providers of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The 2021 Plan terminates after a period of ten years in August 2031.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The 2021 Plan is administered by the board of directors or a Compensation Committee appointed by the Board of Directors who have the authority to administer the 2021 Plan and to exercise all the powers and authorities specifically granted to it under the 2021 Plan.

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

In terms of an employment agreement dated August 16, 2021, on August 31, 2021, the Board awarded Richard Rosenblum, the Company’s Chief Financial Officer an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The options are exercisable for a period of ten years from the date of grant, vesting as to 50% on grant date and the remaining 50%, equally over a period of 36 months.

The fair value of the options granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2021
Exercise price	$0.15
Risk free interest rate	1.26% to 1.27%
Expected life	10.0 years
Expected volatility of underlying stock	209.3% to 210.4%
Expected dividend rate	0%

On July 22. 2021, the board of directors authorized the reduction in the exercise price of the options exercisable for 208,333 shares of common stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share, resulting in an immediate compensation charge of $6, the remaining terms of the option were unchanged.

The value of the reduction in the exercise price was determined using a Black Scholes valuation model utilizing the following assumptions:

Year ended December 31, 2021
Revised exercise price	$0.15
Original exercise price	$0.24
Risk free interest rate	1.27%
Expected life	9.6 years
Expected volatility of underlying stock	210.4%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

No options were granted for the year ended December 31, 2020.

A summary of option activity during the period January 1, 2020 to December 31, 2021 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2020	100,000	$0.40	$0.40
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2020	100,000	0.40	0.40
Granted	30,416,666	0.15 – 0.24	0.15
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2021	30,516,666	$0.15 to 0.40	$0.15

The options outstanding and exercisable at December 31, 2021 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.15	30,208,333	9.64		16,875,000		9.64
$0.24	208,333	9.15		208,333		9.15
$0.40	100,000	6.99		100,000		6.99
	30,516,666	9.63	$0.15	17,183,333	$0.15	9.62

The options outstanding have an intrinsic value of $0 as of December 31, 2021 and 2020, respectively. The option expense was $1,382,639 and $0 for the years ended December 31, 2021 and 2020.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	INCOME TAXES

The Company’s operations are based in the US and currently enacted tax laws in the US are used in the calculation of income taxes.

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

The provision for income taxes consists of the following:

	Year ended December 31, 2021	Year ended December 31, 2020
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	INCOME TAXES (continued)

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Continuing operations
Tax expense at the federal statutory rate	$(3,043,932)	$(1,143,354)
State tax expense, net of federal tax effect	(409.279)	(79,743)
Permanent differences	1,813,210	453,667
Prior year net operating loss true up	(43,413)	487,927
Temporary timing differences	-	-
	(1,683,414)	(281,503)
Deferred income tax asset valuation allowance	1,683,414	281,503
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2021	December 31, 2020
Other	$241,491	$246,069
Net operating losses	5,284,205	3,999,612
Stock based compensation	403,399	-
Valuation allowance	(5,929,095)	(4,245,681)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2021 and December 31, 2020 was $5,929,095 and $4,245,681, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,683,414 and is primarily attributable to tax operating losses realized during the current year.

As of December 31, 2021, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2021, and 2020, the Company had available for income tax purposes approximately $20.6 million in federal and $13.8 million in state net operating loss carry forwards, which may be available to offset future taxable income. $3.5 million of the net operating losses will begin to expire in 2034 and $17.1 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

The Company is subject to taxation in the U.S. and CA state. U.S. federal income tax returns for 2018 and after, remain open to examination. No income tax returns are currently under examination. As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2021	Year ended December 31, 2020
Incentive stock awards	$6,011,601	$502,128
Stock issued for services rendered	1,781,150	88,000
	$7,792,751	$590,128

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2021 and 2020 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31, 2021 (Shares)	Year ended December 31, 2020 (Shares)
Convertible debt	13,626,666	56,486,677
Stock options	30,516,666	100,000
Warrants to purchase shares of common stock	37,304,104	51,188,572
	81,477,436	107,775,249

15	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On February 22, 2021, the board of directors awarded James Fuller options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share. The option expense for Mr. Fuller for the year ended December 31, 2021 was $45,804.

On July 22. 2021, the Company granted Mr. Fuller 2,000,000 shares of common stock, valued at $154,000.

Additionally, the board of directors approved the repricing of the options exercisable for 208,333 shares of common stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share.

Andrey Novikov

On February 22, 2021, the board of directors awarded Andrey Novikov options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of the Company’s common stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share. The option expense for Mr. Novikov for the year ended December 31, 2021 was $45,804.

On May 31, 2021, Mr. Novikov notified the board of directors of his decision to resign as a member of the Board and as Secretary of the Company, effective as of June 1, 2021. Since August 2021, Mr. Novikov has been on suspension from service as the Company’s Chief Technology Officer.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	RELATED PARTY TRANSACTIONS (continued)

William Corbett

On February 22, 2021, the board of directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000. The warrant expense for Mr. Corbett for the year ended December 31, 2021 was $4,327,899.

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement (the “August 2021 Corbett Employment Agreement”). The purpose of the August 2021 Corbett Employment Agreement was to provide a replacement grant for warrants previously granted to Mr. Corbett under the terms of his previous employment agreement with the Company. Pursuant to the August 2021 Corbett Employment Agreement, Mr. Corbett would continue to serve as the Company’s Chief Executive Officer on a full time basis effective as of the date of the August 2021 Corbett Employment Agreement until the close of business on December 31, 2024. Mr. Corbett’s base salary will be $30,000 per month, which shall be paid in accordance with the Company’s standard payroll practice for its executives, managers and salaried employees. In addition, the August 2021 Corbett Employment Agreement provides that: (1) Mr. Corbett will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; (2) the Company will grant to Mr. Corbett options to purchase 20,000,000 shares of common stock of the Company at a per share exercise price of $0.15; and (3) a car allowance for Mr. Corbett in the amount of $800 per month. Fifty percent (50%) of the shares subject to the options shall vest on the grant date and the other 50% of the shares subject to the option shall vest at the rate of 1/36 per month over a three-year period. The options will be exercisable for a period of ten years after the date of grant and the Company shall provide for cashless exercise of the option. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021. The option expense for Mr. Corbett for the year ended December 31, 2021 was $910,019.

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

Clifford Henry

On May 1, 2021, the Company appointed Mr. Henry to the Board of Directors.

On July 22, 2021, the Company granted Mr. Henry 2,000,000 shares of common stock, valued at $154,000.

Mr. Henry has a consulting agreement with the Company whereby he is paid $3,500 per month.

Madisson Corbett

On May 1, 2021, the Company appointed Ms. Corbett to the Board of Directors. Ms. Corbett is the daughter of Mr. William Corbett, the Company’s Chief Executive Officer and Chairman of the Board.

On July 22, 2021, the Company granted Ms. Corbett 2,000,000 shares of common stock, valued at $154,000.

David Rios

On July 22, 2021, the Company appointed David Rios to the Board of Directors.

On July 22, 2021, the Company granted Mr. Rios 1,000,000 shares of common stock, valued at $77,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	RELATED PARTY TRANSACTIONS (continued)

Richard Rosenblum

On July 22, 2021, the Company appointed Richard Rosenblum as President and Chief Financial Officer of the Company. In addition, Mr. Rosenblum was elected to the board of directors of the Company to serve until the Company’s next annual meeting of shareholders.

On July 27, 2021, the Company and Mr. Rosenblum entered into an Executive Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Rosenblum will serve as the Company’s President and Chief Financial Officer on a full time basis effective as of July 1. The effectiveness of the Employment Agreement is subject to the approval of the Employment Agreement by the Board, unless earlier terminated as provided in the Employment Agreement. The term of the Employment Agreement is until December 31, 2024. Mr. Rosenblum’s base salary will be $18,000 per month. In addition, the Employment Agreement provides that: (1) Mr. Rosenblum will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; and (2) the Company will grant to Mr. Rosenblum options to purchase 10,000,000 shares of common stock of the Company at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common shares on the OTC exchange or, in the event the stock is up listed, on the NASDAQ exchange, on the date of grant (the “Options”)”. Fifty percent (50%) of the shares subject to the Options shall vest on the grant date and the other 50% of the shares subject to the Option shall vest at the rate of 1/36 per month over a three-year period. The Options will be exercisable for a period of ten (10) years after the date of grant and the Company shall provide for cashless exercise of the Option by Executive. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021. The Options are being granted pursuant to the Company’s 2021 Stock Incentive Plan. The option expense for Mr. Rosenblum for the year ended December 31, 2021 was $381,006.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	COMMITMENTS AND CONTINGENCIES

The Company has property lease commitments disclosed under note 6 above.

The Company may have an obligation to repay certain convertible notes and accrued interest thereon, on maturity date, if these notes are not converted into equity prior to maturity date as disclosed under note 9 above.

17	SUBSEQUENT EVENTS

Convertible note funding

On February 3, 2022, the Company extended the maturity date of its convertible notes to each of Cavalry and Mercer from February 16, 2022 to August 16, 2022 in consideration of increasing the principal amount outstanding and due to each of Cavalry and Mercer under the convertible notes by 10%. The aggregate principal amount of each of the Cavalry and Mercer Notes after extension is $866,242.

On February 4, 2022, the Company paid in full the convertible note owing to Bellridge including interest and penalties thereon for gross proceeds of $1,235,313.

Other than disclosed above, the Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act, Rule 13a-15, our management, including our Chief Executive Officer (who is our Principal Executive Officer and our President and Chief Financial Officer (who is our Principal Financial Officer), after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report have concluded that our disclosure controls are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. While our management believes that our internal control over financial reporting improved in 2021 due to an upgrade in accounting personnel and efforts to implement segregation ed duties as required by COSO based on management’s assessment, our management has concluded that our internal control over financial reporting continued to be ineffective as of December 31, 2021 as a result of continuing insufficient segregation of duties and oversight of work performed in the finance and accounting function due to limited personnel with the appropriate skill sets. During 2022, our management plans to continue to address these matters with a view towards remediating the weaknesses.

Our management, including our Chief Executive Officer and President and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us provide only management’s report in this annual report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Name	Age	Position

William Corbett	62	Chairman of the Board, Chief Executive Officer, and Director
Richard Rosenblum	62	Chief Financial Officer and President
Clifford Henry	82	Director
Madisson Corbett	32	Director
David Rios	78	Director
James Fuller	82	Director

The following information pertains to the members of our Board and executive officers, their principal occupations and other public Company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

William Corbett, Chairman of the Board, Chief Executive Officer and Director

Mr. Corbett has been serving as the Company’s Chief Executive Officer and a Director since August 6, 2019 and as its Chairman since February 22, 2021. He was also the Company’s Interim Chief Financial Officer from August 6, 2019 to July 22, 2021.

William Corbett has over thirty years of Wall Street experience. Starting with Bear Stearns in the mid-1980’s he became a managing director responsible for managing over 50 brokers and was subsequently hired by Lehman Brothers where he was one of the top producers in the 1990’s. In 1995, he co-founded and became CEO of The Shemano Group, a San Francisco investment banking boutique, which developed into one of the leading banks for funding small cap companies. He pioneered the PIPE industry (Private Investment in Public Equities) perennially leading the country in monies raised by investment banking firms in micro-cap companies. Shemano Group was also responsible for bringing companies public through IPO’s and reverse mergers, and was also a leading underwriter for follow-on public offerings, raising billions for companies over 20 years. Over the last five years, Mr. Corbett was a managing director at Paulson Investment Co. from October 2013 until October 2016, responsible for West Coast investment banking activities. He also has served as CEO of DPL a lending company, and a wholly owned subsidiary of DPW Holdings, Inc., from October of 2016 until May 2019. Mr. Corbett graduated from the University of the Pacific with a B.S. in Finance, and was inducted into the Pacific Hall of Fame in 2005 for collegiate golf.

Mr. Corbett’s financial experience on Wall Street, specifically with micro-cap companies, we believe provide him with the attributes that make him a valuable member of the Company’s Board of Directors.

Richard Rosenblum, Chief Financial Officer, President and Director

Mr. Rosenblum was appointed as our Chief Financial Officer, President and to serve as a member of the Board of directors on July 22, 2021.

Since its founding in 2004, Mr. Rosenblum has been Chief Executive Officer and Principal at Harborview Capital Advisors LLC (“Harborview”), which provided strategic advisory services in the areas of capital formation, merchant banking and management consulting. Additionally, Mr. Rosenblum has been the owner of Harborview Property Management (“HPM”) for over twenty- years, where he invests and manages domestic and international commercial real-estate, and multi-family real-estate assets. From 2008 to 2014, Mr. Rosenblum was a Director, President and Executive Chairman of Alliqua Biomedical Inc. (NASDAQ: ALQA), which developed and marketed hydrogel manufacturing technology in the wound care sector. His philanthropic and community-centered activities include being a founding board member of the Dr. David Feit Memorial Foundation (DFM), which for over 15 years raised money for the benefit and support of youth activities. Since 2018, Mr. Rosenblum has served on the Board of Directors of the Chilton Hospital Foundation. Mr. Rosenblum graduated Summa Cum Laude from SUNY Buffalo with a B.A. in Finance & Accounting.

We chose Mr. Rosenblum to serve as our Chief Financial Officer, President and as a member of our Board of Directors due to his extensive business and finance experience.

Clifford Henry, Director

Mr. Henry was appointed to our board of directors on May 1, 2021.

Mr. Henry is Chairman and CIO of CWH Associates (“CWH”), an investment management and consulting firm he founded in 1989. CWH is the owner and General Partner of Worthington Growth, LP, one of the earliest thematic focused, research-driven investment funds specializing in small and mid-cap companies. In addition to his investment work, Mr. Henry has served a number of companies as a director or advisor. He is also involved extensively in pro bono work most recently as a Chairman of the Indian River (Florida) Cultural Council and was a founding Chairman of the Board of Trustees of the Clay Art Center in Port Chester New York. Mr. Henry obtained a bachelor’s degree in French and English literature in 1961 from Princeton and an MBA from Columbia University in 1966.

We chose Mr. Henry to serve as a member of our Board of Directors due to his extensive business experience.

Madisson Corbett, Director

Ms. Corbett was appointed to our board of directors on May 1, 2021.

Ms. Corbett has extensive experience in sales and built the sales development organizations at Series A-C tech companies. Ms. Corbett’s career in sales began in 2012 in San Diego, overseeing global sales and marketing at the top surf wax company in the U.S. Beginning in 2011, Ms. Corbett worked at the International Surfing Association, recognized by the International Olympic, Committee and helped introduce surfing to the Olympics in 2020. From 2014 to 2016, she served as Operation Specialist at nutraceutical company Neuliven Health, Inc. Starting in 2016, Ms. Corbett began working for various Y Combinator companies including a payroll and benefits platform (Gusto), a hiring software provider (Lever) and a mental health start up (Modern Health). Since 2019, Ms. Corbett has worked for fintech start-up Brex.com. She built out the entire sales development organization from scratch and oversaw top of funnel production for the Go To Market Team at Brex.com. Ms. Corbett managed the increase of reoccurring annual revenue from $20,000,000 to $100,000,000 in just 18 months and her team accounted for 85% of the net new revenue generated during the period. Ms. Corbett graduated in 2011 from the University of California, San Diego with a Bachelor’s degree in Economics and Environmental Science.

We chose Ms. Corbett to serve as a member of our Board of Directors due to her business and sales experience.

David Rios, Director

Mr. Rios was appointed to our board of directors on July 22, 2021.

Mr. Rios is a currently a philanthropist. Prior to turning to philanthropy approximately ten years ago, Mr. Rios was the founder, Chairman, and Chief Executive Officer of D.F. Rios Construction, Inc., the largest framing construction company in the state of California, for over 30 years. Mr. Rios was also President of the California Framers Association and on the Board of Carpenters. Additionally, Mr. Rios sat on the Board of Pan Pacific Bank where he was instrumental in closing its acquisition by California Bank of Commerce in December 2015.

We chose Mr. Rios to serve as a member of our Board of Directors due to his extensive business experience.

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

Suspension of Andrey Novikov as Chief Technology Officer

In August, 2021, we suspended Andrey Novikov from his serving as our Chief Technology Officer, and such suspension remains in effect as of the date of this Annual Report. As described elsewhere herein, Mr. Novikov is presently a plaintiff in an action against us before the Occupational Safety and Health Administration of the United Stated Department of Labor. As such, as of the date of this Annual Report, he is not acting as an officer of our company and as not since August 2021.

Mr. Novikov originally served as our Chief Operating Officer since the consummation of the Merger on May 12, 2016 and was appointed as our Chief Technology Officer in December 2019. He was appointed to our Board on May 12, 2016 and resigned as a member of the board of directors on May 31, 2021.

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

In addition, our Code of Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Conduct and Ethics by another. Our Code of Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Innovative Payment Solutions, 56B 5th Street, Lot 1, Carmel by the Sea, California, 93921. A copy of our Code of Conduct and Ethics can be found at www.ipsipay.com.

Composition of the Board

In accordance with our Articles of Incorporation, our Board is to be elected annually as a single class.

Board Committees

We currently do not have a separate Audit Committee, Nominating, Governance Committee or Compensation Committee. Our full board currently serves as our Audit Committee and Compensation Committee. Due to the size of our Board of Directors and our company, we believe the structure is sufficient. None of our directors, other than James Fuller, is considered an “Audit Committee” financial expert. The Audit Committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance Committee will assist our Board of Directors in fulfilling its oversight responsibilities and identify, select and evaluate our Board of Directors and committees. No final determination has yet been made as to the memberships of the other committees.

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

Director Independence

The Board, in the exercise of its reasonable business judgment, has determined that Clifford Henry, David Rios and James Fuller, that qualifies as independent directors pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Mr. Corbett, Ms. Corbett and Mr. Rosenblum currently employed as our Chief Executive Officer and Chairman of the Board, Director and daughter of Mr. Corbett, and Chief Financial Officer, respectively, and therefore would not be considered independent directors.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, the following individuals failed to file the following reports relating to the following transaction in a timely manner during the year ended December 31, 2021.

●	Mr. Fuller filed two form 4’s late relating to two transactions; and

●	Mr. Rios filed one form 3 late;

●	Mr. Henry filed one form 3 late and one form 4 late relating to one transaction;

●	Ms. Corbett filed one form 4 late relating to one transaction;

●	Mr. Corbett filed one form 4 late relating to one transaction;

●	Mr. Rosenblum filed one form 3 late

Item 11. Executive Compensation

The following table summarizes all compensation earned in each of IPSI and its subsidiaries during its last two fiscal years ended December 31, 2021 and 2020 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of IPSI as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards		All other comp.		Total

William Corbett,	2021	$359,640	$-	$251,064	(a)	$910,019	(b)	$4,327,899	(b)	$5,848,622
Chairman of the Board and Chief Executive Officer (1)	2020	$142,750	$28,605	$502,128	(a)	$-		$33,000	(c)	$706,483

Richard Rosenblum	2021	$108,000	$-	$194,000	(d)	$381,006	(e)	$-		$683,006
Chief Financial Officer and President (2)	2020	$-	$-	$-		$-		$-		$-

Andrey Novikov	2021	$-	$-	$-		$45,804	(f)	$83,500		$129,304
Chief Technology Officer(3)	2020	$96,000	$-	$39,000	(g)	$-		$-		$135,000

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019 and appointed as Chairman of the Board on February 22, 2021.
(2)	Mr. Rosenblum was appointed as our President and Chief Financial Officer on July 22, 2021.
(3)	Mr. Novikov served as our Chief Operating Officer and a director from May 2015 to December 2019, and was appointed our Chief Technology Officer in December 2019. On May 31, 2021, Mr. Novikov resigned as a director and secretary of the Company, and since August 2021, he has been suspended from his service as our Chief Technology Officer. As such, as of the date of this Annual Report, he is not acting as an officer of our company.

(a)	Mr. Corbett was granted 20,495,000 restricted shares of common stock on January 1, 2020, of which 10,247,500 are vested and the remaining 10,247,500 vest equally on January 1, 2022, January 1, 2023.
(b)	Mr. Corbett was initially granted a warrant exercisable for 20,000,000 shares of common stock at an exercise price of $0.24 per share on February 22, 2021. On August 16, 2021, the warrant exercisable for 20,000,000 shares of common stock was cancelled and replaced with a ten-year option exercisable for 20,000,000 shares of common stock at an exercise price of $0.15 per share, of which 10,000,000 vested immediately and the remaining 10,000,000 vest equally over 36 months.
(c)	Consists of healthcare related expenses for the benefit of Mr. Corbett.
(d)	Mr. Rosenblum was granted 2,000,000 restricted shares of common stock on April 5, 2021, as an advisory board member prior to being appointed as the Chief Financial Officer, director and president of the Company on July 22, 2021.
(e)	Mr. Rosenblum was granted a ten year option exercisable for 10,000,000 shares of common stock at an exercise price of $0.15 per share on August 31, 2021, of which 5,000,000 vested immediately and the remaining 5,000,000 vest equally over 36 months.
(f)	On February 22, 2021, the Board of Directors of the Company granted Mr. Novikov an option to purchase 208,333 shares of the Company’s common stock at an exercise price of $0.24.
(g)	Mr. Novikov is issued shares of common stock valued at $3,000 per month, as partial payment of his base salary, pursuant to the terms of his employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2021:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*	Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested

William Corbett	11,111,111	8,888,888	-	$0.15	8/16/2031	10,247,500	$245,940	-	-
Richard Rosenblum	5,555,556	4,444,444	-	$0.15	8/16/2031	-	$-	-	-
Andrey Novikov(1)	100,000	-	-	$0.40	12/27/2028	-	$-	-	-
	208,333	-	-	$0.24	2/22/2031	-	$-	-	-

(1)	Since August 2021, Mr. Novikov has been suspended from his service as our Chief Technology Officer. As such, as of the date of this Annual Report, he is not acting as an officer of our company.

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

On June 24, 2020, the Company entered into an indemnification agreement with Mr. Corbett to indemnify him, in connection with his position of employment with the Company and in the discharge of his duties and responsibilities to the Company, to the maximum extent allowed under the laws of the State of Nevada. The Company is not required or obligated to indemnify Mr. Corbett to extent it would violate the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the rules and regulations thereunder.

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

Andrey Novikov

On December 3, 2019, we entered into a one-year employment agreement with Mr. Novikov to serve as our Chief Technology Officer and Secretary (the “Novikov Employment Agreement”) which replaced the agreement that Qpagos Corporation entered into with Mr. Novikov on May 18, 2015, which was extended for one year on June 12, 2019. pursuant to the terms of the agreement, Mr. Novikov is entitled to receive an annual salary at a rate of $8,000 per month, payable $5,000 in cash in accordance with the regular payroll practices of the Company and $3,000 in Common Stock (based on then current fair market value of the Common Stock on the date of grant as determined by our Board of Directors. Mr. Novikov is also eligible to earn an annual performance bonus up to fifty percent (50%) of the base salary based upon the Board’s assessment of his performance and attainment of targeted goals as set by the board of directors in its sole discretion. The Novikov Employment Agreement provides for a severance payment in the event of employment termination by us without Cause (as defined in the Agreement), by Mr. Novikov for Good Reason (as defined in the Agreement), due to Disability (as defined in the Agreement) or death, in certain circumstances (such as upon termination without Cause or for Good Reason) equal to the continuation of the payment of Mr. Novikov’s base salary until the last day of the employment term. The Novikov Employment Agreement also includes confidentiality obligations and invention assignments by Mr. Novikov. On December 14, 2020, we amended the Novikov Employment Agreement to extend the term of his employment agreement by 1 year until December 3, 2021 and on December 18, 2020 the Board approved the issuance of 1,016,408 shares of the Company’s restricted common stock. Additionally, on February 22, 2021, the Board awarded Mr. Novikov options to purchase 208,333 shares of common stock under the Company’s 2018 Stock Incentive Plan (the “Stock Incentive plan”), exercisable for ten years at a price of $0.24 per share.

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

On May 31, 2021, Mr. Novikov notified the board of directors of his decision to resign as a member of the Board and as Secretary of the Company, effective as of June 1, 2021. Since August 2021, Mr. Novikov has been suspended from his service as our Chief Technology Officer. As such, as of the date of this Annual Report, he is not acting as an officer of our company.

Director Compensation

The executive directors were not paid any fees for their service as directors; however, each of Messrs. Novikov and Corbett received compensation for service as officers of Innovative Payment Solutions, Inc.

Board of Directors Compensation

The following table sets forth information for the fiscal year ended December 31, 2021 regarding the compensation of our directors who on December 31, 2021 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Restricted stock awards	Total

James Fuller(1)(5)	$18,000	$45,810	$154,000	$217,810
Clifford Henry(2)(5)	52,000	-	154,000	206,000
Madisson Corbett (3)(5)	18,000	-	154,000	172,000
David Rios(4)(5)	$12,500	$-	$77,000	$89,500

(1)

On February 22, 2021, the Board of Directors of the Company granted Mr. Fuller an option to purchase 208,333 shares of the Company’s common stock at an exercise price of $0.24, which was subsequently repriced to $0.15 per share.

On July 22, 2021, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

(2)	On July 22, 2021, the Company granted Mr. Henry, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.
(3)	On July 22, 2021, the Company granted Ms. Corbett, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.
(4)	On July 22, 2021, the Company granted Mr. Rios, a director of the Company, 1,000,000 shares of restricted common stock pursuant to the terms of the 2021Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.
(5)	As of December 31, 2021, he following table sets forth the number of aggregate outstanding stock awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Stock Awards
James Fuller(1)	4,227,333
Clifford Henry(2)	2,000,000
Madisson Corbett (3)	2,000,000
David Rios	1,000,000

(1)

On March 18, 2020, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock.

On February 22, 2021, the Board of Directors of the Company granted Mr. Fuller an option to purchase 208,333 shares of the Company’s common stock at an exercise price of $0.24.

On July 22, 2021, the Company granted Mr. Fuller, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

(2)	On July 22, 2021, the Company granted Mr. Henry, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

(3)	On July 22, 2021, the Company granted Ms. Corbett, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

(4)	On July 22, 2021, the Company granted Mr. Rios, a director of the Company, 1,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the board of directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

Each director is reimbursed for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2022 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

The address of each beneficial owner is 56B 5th Street, Lot 1 AT#, Carmel by the Sea, CA 93921.

We have based our calculations of the percentage of beneficial ownership on 329,838,982 shares of our common stock. We have deemed shares of our common stock subject to options and warrants that are currently exercisable within 60 days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 56B 5th Street, Lot 1 AT#, Carmel by the Sea, CA 93921.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned

William Corbett (Executive Chairman and Chief Executive Officer)	32,995,000	(1)	8.7%

Richard Rosenblum (President and Chief Financial Officer)	8,250,000	(2)	2.2%

Andrey Novikov (Chief Operating Officer)	1,750,887	(3)	**

James Fuller (Director)	4,227,333	(4)	1.1%

Madisson Corbett (Director)	2,000,000	(5)	**

Clifford Henry (Director)	2,000,000	(6)	**

David Rios (Director)	1,000,000	(7)	**

All officers and directors as a group (7 persons)	52,223,220		12.20%

5% or more Shareholders

Jimmy J. Gibbs	18,922,912	(8)	5.14%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.
**	Less than 1%
(1)	Includes (i) 20,495,000 restricted shares of common stock of which 10,247,500 are subject to forfeiture restrictions and which forfeiture restriction lapses as to 5,123,750 shares on each of January 1, 2022 and 2023. (iii) a ten year option granted to Mr. Corbett on August 16, 2021 exercisable for 20,000,000 shares of common stock, of which 11,944,444 are vested and a further 555,555 vest in the next sixty days. The options replaced a warrant exercisable for 20,000,000 shares of common stock, previously issued to Mr. Corbett on February 22, 2021.
(2)	Consists of 2,000,000 shares of the Company’s restricted common stock and options exercisable for 10,000,000 shares of common stock of which 5,972,222 are vested and a further 277,778 vest in the next sixty days.
(3)	Consists of 1,442,554 shares of common stock and options exercisable for 308,333 shares of common stock, all of which are vested. Since August 2021, Mr. Novikov has been suspended from his service as our Chief Technology Officer. As such, as of the date of this Annual Report, he is not acting as an officer of our company.
(4)	Consists of 4,019,000 shares of the Company’s restricted common stock, and options exercisable for 208,333 shares of common stock of which all are vested.
(5)	Consists of 2,000,000 shares of the Company’s restricted common stock.
(6)	Consists of 2,000,000 shares of the Company’s restricted common stock.
(7)	Consists of 1,000,000 shares of the Company’s restricted common stock.
(8)	Consists of (i) 18,816,412 shares of common stock; and (ii) 106,500 shares of common stock held by Gibbs Investment Holdings, LLC, of which Mr. Gibbs is an equity holder and controller. The business address for each of Mr. Gibbs, Gibbs International, Inc., and Gibbs Investment Holdings, LLC is 9855 Warren H. Abernathy Highway, Spartanburg, South Carolina 29301.

Equity Compensation Plan Information

As of December 31, 2021, there was an aggregate of 516,666 options to purchase shares of common stock granted under our 2018 Plan and 283,334 reserved for future grants, and an aggregate of 30,000,000 options to purchase shares of common stock granted under our 2021 Plan and 23,000,000 reserved for future grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	516,666	$0.23	283,334
2021 Equity Incentive Plan	30,000,000	0.15	23,000,000

Equity compensation plans not approved by security holders	-	-	-
Total	30,516,666	$0.15	23,283,334

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring since January 1, 2020 for us and our subsidiaries or any proposed transaction, in which we and our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

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

On February 22, 2021, the board of directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.24. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000. The warrant expense for Mr. Corbett for the year ended December 31, 2021 was $4,327,899.

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

On July 22, 2021, the Company granted Mr. Fuller 2,000,000 shares of common stock, valued at $154,000.

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

On May 31, 2021, Mr. Novikov notified the board of directors of his decision to resign as a member of the Board and as Secretary of the Company, effective as of June 1, 2021. Since August 2021, Mr. Novikov has been suspended from his service as our Chief Technology Officer. As such, as of the date of this Annual Report, he is not acting as an officer of our company.

Clifford Henry

On May 1, 2021, the Company appointed Mr. Henry to the Board of Directors.

On July 22, 2021, the Company granted Mr. Henry 2,000,000 shares of common stock.

Madisson Corbett

On May 1, 2021, the Company appointed Ms. Corbett to the Board of Directors. Ms. Corbett is the daughter of Mr. William Corbett, the Company’s Chief Executive Officer and Chairman of the Board.

On July 22, 2021, the Company granted Ms. Corbett 2,000,000 shares of common stock.

David Rios

On July 22, 2021, the Company appointed David Rios to the Board of Directors.

On July 22, 2021, the Company granted Mr. Rios 1,000,000 shares of common stock.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that Clifford Henry, David Rios and James Fuller, that qualifies as independent directors pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Mr. Corbett, Ms. Corbett and Mr. Rosenblum currently employed as our Chief Executive Officer and Chairman of the Board, Director and daughter of Mr. Corbett, and Chief Financial Officer, respectively, and therefore would not be considered independent directors.

Potential Conflicts of Interest

Since we did not have an Audit Committee or Compensation Committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2021 and 2020 by our auditors:

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Audit fees and expenses	$88,000	$67,500
Taxation preparation fees	-	-
Audit related fees	-	-
Other fees	-	-
	$88,000	$67,500

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2021, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in this Annual Report for the fiscal year ended December 31, 2021

1.	Report of Independent Registered Public Accounting Firm	F-2
2.	Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4
3.	Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2021 and 2020	F-5
4.	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2021 and 2020	F-6
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-7
6.	Notes to Consolidated Financial Statements	F-8 to F-37

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on May 6, 2021)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Change to the Articles of Incorporation of the Registrant (Reverse) (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
4.1	2018 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C (File No. 000-55648) filed with the Securities and Exchange Commission on May 14, 2018)
4.2	2021 Stock Incentive Plan (Incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14A (File No. 000-55648) filed with the Securities and Exchange Commission on September 15, 2021)
4.3	Warrant issued to Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.4	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
4.5	Form of Original Issue Discount 12.5% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.6	Form of Warrant Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.7	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.8	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.9*	Description of Securities
10.1	Employment Agreement Andrey Novikov (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
10.2	Amendment to Employment Agreement between QPAGOS and Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 17, 2019)
10.3	Stock Purchase Agreement between QPAGOS and Vivi Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 8, 2019)
10.4	Employment Agreement between Innovative Payment Solutions, Inc. and Andrey Novikov (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 6, 2019)
10.5	Partial Settlement of Outstanding Balance Between the Company and Andrey Novikov (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 11, 2019)
10.6	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.7	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective August 16, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.8	Indemnification Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective August 20, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.9	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective July 27, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 28, 2021)
10.10	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, First Amendment, effective August 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August20, 2021)

10.11	Restricted Stock Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.12	Indemnification Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.13	Registration Rights Agreement, between Innovative Payment Solutions, Inc. and Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to Exhibit 10.6 to Current Report on the Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
10.14	Independent Director Services Agreement between Innovative Payment Solutions, Inc. and James Fuller, dated March 18, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 24, 2020).
10.15	Amendment, dated December 14, 2020, to the Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.16	Amendment, dated December 14, 2020, to the Employment Agreement between Innovative Payment Solutions, Inc. and Andrey Novikov (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.17	Form of Securities Purchase Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.18	Form of Registration Rights Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.19	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
10.20	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
10.21	Engagement Letter, dated March 6, 2021, by and between H.C. Wainwright & Co. and Innovative Payment Solutions, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
99.1	Assignment and Transfer Agreement by and between Pinz Capital Special Opportunities Fund, L.P. and Cavalry Fund I LP, dated October 20, 2020 (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21*	List of Subsidiaries
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Signature	Title	Date

/s/ William Corbett	Chief Executive Officer and Chairman	March 31, 2022
William Corbett	(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ William Corbett
William Corbett Chief Executive Officer and Chairman (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Richard Rosenblum
Richard Rosenblum Chief Financial Officer, President and Director (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2022	By:	/s/ James Fuller
James Fuller
Director

Date: March 31, 2022	By:	/s/ Clifford Henry
Clifford Henry
Director

Date: March 31, 2022	By:	/s/ Madisson Corbett
Madisson Corbett
Director

Date: March 31, 2022	By:	/s/ David Rios
David Rios
Director