Form 10-Q
period 2022-03-31
Innovative Payment Solutions, Inc.
filed 2022-05-13
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1230229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56B 5th Avenue, Lot 1 #AT, Carmel By The Sea, CA 93921
(Address of Principal Executive Offices, including zip code)

(866) 477-4729
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 13, 2022, there were 367,901,679 shares of the Company’s common stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

i

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan (including our ability to fully launch our IPSIPay digital payment solution) and scale our Beyond Wallet and IPSIPay business;

●	acceptance by the marketplace of our products and services, notably Beyond Wallet and IPSIPay;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees;

●	adverse changes in general market conditions for payment solutions such as Beyond Wallet and IPSIPay and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Risk Factors” and other sections of the 2021 Form 10-K. You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events or information as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)

Current Assets
Cash	$3,362,740	$5,449,751
Other current assets	39,326	85,034
Total Current Assets	3,402,066	5,534,785

Non-current assets
Plant and equipment	24,302	28,799
Intangible assets	867,300	625,000
Security deposit	34,800	34,800
Investment	500,001	500,001
Total Non-Current Assets	1,426,403	1,188,600
Total Assets	$4,828,469	$6,723,385

Liabilities and Equity

Current Liabilities
Accounts payable	$522,253	$465,205
Convertible debt, net of unamortized discount of $0 and $263,200, respectively	1,753,178	1,961,354
Derivative liability	315,000	407,161
Total Current Liabilities	2,590,431	2,833,720

Non-Current Liabilities
Federal relief loans	159,740	158,353
Total Non-Current Liabilities	159,740	158,353

Total Liabilities	2,750,171	2,992,073

Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021.		-
Common stock, $0.0001 par value; 750,000,000 and 500,000,000 shares authorized, 367,901,679 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	36,790	36,790
Additional paid-in-capital	45,928,244	45,771,012
Accumulated deficit	(43,913,195)	(42,111,701)
Total equity attributable to Innovative Payment Solutions, Inc. Stockholders	2,051,839	3,696,101
Non-controlling interest	26,459	35,211
Total Equity	2,078,298	3,731,312
Total Liabilities and Equity	$4,828,469	$6,723,385

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021
Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	869,387	4,989,672
Depreciation	4,496	4,167
Total Expense	873,883	4,993,839

Loss from Operations	(873,883)	(4,993,839)

Loss on debt conversion	-	(5,184,447)
Penalty on convertible notes	(719,558)	-
Interest expense	(45,766)	(67,312)
Amortization of debt discount	(263,200)	(2,113,652)
Derivative liability movements	92,161	965,144
Loss before Income Taxes	(1810,246)	(11,394,106)
Income Taxes	-	-
Net loss	(1,810,246)	(11,394,106)
Net loss attributable to non-controlling interest	8,752	-
Net loss attributable to Innovative Payment Solutions, Inc. stockholders	$(1,801,494)	$(11,394,106)

Basic and Diluted loss per share	$(0.00)	$(0.04)

Weighted Average Number of Shares Outstanding – Basic and Diluted	367,901,679	255,272,113

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2022

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	-	-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312
Stock based option expense	-	-	-	-	94,466	-	-	94,466
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,801,494)	(8,752)	(1,810,246)
Balance at March 31, 2022	-	$-	367,901,679	$36,790	$45,928,244	$(43,913,195)	$26,459	$2,078,298

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	-	-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$-	$(4,430,813)
Warrants exercised	-	-	44,074,284	4,407	2,199,307	-	-	2,203,714
Share subscriptions	-	-	30,333,334	3,033	4,546,967	-	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	-	(501,100)
Conversion of debt to equity	-	-	61,793,616	6,180	7,437,488	-	-	7,443,668
Fair value of warrants issued as compensation	-	-	-	-	4,327,899	-	-	4,327,899
Stock based compensation	-	-	2,500,000	250	213,499	-	-	213,749
Net loss	-	-	-	-	-	(11,394,106)	-	(11,394,106)
Balance at March 31, 2021	-	$-	332,338,981	$33,233	$41,403,459	$(39,023,681)	$-	$2,413,011

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,810,246)	$(11,394,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(92,161)	(965,144)
Depreciation	4,496	4,167
Amortization of debt discount	263,200	2,113,652
Loss on conversion of debt to equity	-	5,184,447
Penalty on convertible note	719,558	-
Fair value of warrants issued as compensation	-	4,327,899
Stock based compensation	157,232	213,749
Amortization of right of use asset	-	10,625
Changes in Assets and Liabilities
Other current assets	45,708	(2,994)
Accounts payable and accrued expenses	(6,221)	(293,900)
Operating lease liabilities	-	(10,625)
Interest accruals	(42,484)	38,050
CASH USED IN OPERATING ACTIVITIES	(760,918)	(774,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in deposits	-	(4,800)
Intangibles acquired	(179,030)	-
NET CASH USED IN INVESTING ACTIVITIES	(179,030)	(4,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	-	4,550,000
Share issue expenses	-	(501,100)
Proceeds from warrants exercised	-	2,203,714
Repayment of loans payable	-	(22,049)
Repayment of convertible notes	(1,147,063)	(521,000)
Proceeds from short term notes and convertible notes	-	2,569,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,147,063)	8,278,565

NET (DECREASE) INCREASE IN CASH	(2,087,011)	7,499,585
CASH AT BEGINNING OF PERIOD	5,449,751	94,703
CASH AT END OF PERIOD	$3,362,740	$7,594,288

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$88,250	$33,030

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debt to equity	$-	$2,259,221

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

On May 12, 2016, Innovative Payment Solutions, Inc., a Nevada corporation (“IPSI” or the “Company”) (originally formed on September 23, 2013 under the name “Asiya Pearls, Inc.”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger. On May 27, 2016, the Company’s name was changed from “Asiya Pearls, Inc.” to “QPAGOS”.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for an aggregate of approximately 621,920 shares of Common Stock as of the date of the Merger. Prior to and as a condition to the closing of the Merger, a then-current holder of 500,000 shares of Common Stock agreed to return 497,500 shares of Common Stock held by such holder to the Company and such holder retained an aggregate of 2,500 shares of Common Stock. The other then stockholders of the Company retained 500,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of Common Stock which represented approximately 91% of the outstanding Common Stock.

The Merger was treated as a reverse acquisition of the Company, then a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while the Company was treated as the acquired entity for accounting and financial reporting purposes.

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

On June 1, 2016, the board of directors of the Company (the “Board”) changed the Company’s fiscal year end from October 31 to December 31.

On November 1, 2019, the Company changed its corporate name from “QPAGOS” to “Innovative Payment Solutions, Inc.” Additionally, and immediately following the name change, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of the then outstanding Common Stock at a ratio of 1-for-10, effective on November 1, 2019 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each ten pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock without any further action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi” or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The transactions contemplated by the SPA closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. As a result, the Company no longer has any business operations in Mexico and has retained its U.S. operations, currently based in Carmel By The Sea, California.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

b)	Description of current business

The Company is presently focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, Beyond Wallet, is currently operational. The Company’s flagship e-wallet, IPSIPay, is fully operational and ready for commercial launch during the second quarter of 2022. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California, but its principal focus will be on downloadable apps used via smartphones.

The Company acquired a 10% strategic interest in Frictionless Financial Technologies, Inc. (“Frictionless”) on June 22, 2021. Frictionless agreed to deliver to the Company, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform that enables payments within the United states and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate the Company’s anticipated product offerings. The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech, Inc. (“Beyond Fintech”), in which it owns a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to a product known as Beyond Wallet, to further its objective of providing virtual payment services allowing U.S. persons to transfer funds to Mexico and other countries.

c)	COVID-19

The COVID-19 pandemic has required the Company’s management to focus its attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting its operations to address changes in the virtual payments industry. Due to measures imposed by the local governments in areas affected by COVID-19 (including both in the United States and Mexico), businesses had been suspended due to quarantines intended to contain this outbreak and many people had been forced to work from home in those areas. As a result, the commercial launch of the Company’s e-wallets and the limited installation of the Company’s network of kiosks in Southern California had been delayed, which has had an adverse impact on the Company’s business and financial condition and has hampered the Company’s ability to generate revenues. As the COVID-19 pandemic evolves, the Company may face similar challenges in the future which could lead to material adverse impacts on the Company.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2021, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

All amounts referred to in the notes to the unaudited condensed financial statements are in United States Dollars ($) unless stated otherwise.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary in which it has a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

The entities included in the accompanying unaudited condensed consolidated financial statements are as follows:

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

Certain conditions may exist as of the date the financial statements are issued, which may result in the generation of continuing losses by the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The carrying amounts reported in the balance sheets for the investment in Vivi Holdings was evaluated at fair value using Level 3 Inputs based on the Company’s estimate of the market value of the entities disposed to Vivi Holdings. Vivi Holdings does not have sufficient information available to assess the current market price of its equity.

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

The Company’s operations will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. These risks include, without limitation, risks associated with (i) COVID-19 and its variants, (ii) launching and scaling the Company’s products and the use by customers of such products, (iii) competition, (iv) inflation and other economic factors and (v) the Company’s ability to obtain necessary financing. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

The Company’s results may also be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things. Many of these risks are beyond the Company’s control and are unpredictable. The Company may be unable to adequately manage such risks and similar risks, which could impair the viability of the Company.

g)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended March 31, 2022. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company has not generated any revenue for the three months ended March 31, 2022 and 2021 and only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2022 and 2021, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2022 and December 31, 2021, the balance exceed the federally insured limit by $2,848,701 and $5,117,551, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2022 and December 31, 2021.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

m)	Long-Term Assets

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

The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 606, Revenue Recognition.

The Company’s revenues will be recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

The Company had no revenues during the three months ended March 31, 2022 and 2021.

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

Where equity transactions with arms-length third parties, included both shares and warrants, the value of the warrants have been eliminated from the unit price of the securities using a Black-Scholes valuation model to determine the value of the warrants. The assumptions used in the Black Scholes valuation model includes market related interest rates for risk-free government issued treasury securities with similar maturities; the expected volatility of the Common Stock based on companies operating in similar industries and markets; the estimated stock price of the Company; the expected dividend yield of the Company and; the expected life of the warrants being valued.

Subsequent to the Company’s reverse merger which took place on May 12, 2016, the Company has utilized the market value of its Common Stock as quoted on the OTCQB, as an indicator of the fair value of its Common Stock in determining share- based payment arrangements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2022 and December 31, 2021, there have been no interest or penalties incurred on income taxes.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the end of three months ended March 31, 2022, the Company had a net loss of $1,801,494 and had $3,362,740 in cash. In connection with preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2022, management evaluated the extent of the impact from the COVID-19 pandemic and other risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The Company had a cash balance of $3,362,740 available as of March 31, 2022. Based on its evaluation of the Company’s current business plan, management believes the Company’s existing cash is sufficient to conduct planned operations for at least one year from the date of issuance of these financial statements.

However, given the Company’s losses and negative cash flows, it is likely that the Company will be required to raise significant additional funds to progress its business as planned by issuing equity or equity-linked securities. Should this occur, the Company’s stockholders would experience dilution, perhaps significantly. Additional debt financing, if available, may involve covenants restricting the Company’s operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to the Company or its stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support the Company’s operations on favorable terms, or at all.

There is also a significant risk that none of the Company’s plans to raise financing will be implemented in a manner necessary to sustain the Company for an extended period of time. If adequate funds are not available to the Company when needed, the Company may be required to continue with reduced operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company. In addition, the Company’s inability to secure additional funding when needed could cause the Company’s business to fail or become bankrupt or force the Company to wind down or discontinue operations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4	INTANGIBLES

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech. to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owns 51% of Beyond Fintech with the other 49% owned by Frictionless.

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, which is now complete. During the three months ended March 31, 2022, an additional $217,300 was spent by the Companyto facilitate the functioning of the IPSIPay software in the cloud environment, and Beyond Fintech spent an additional $25,000 on software to further enhance the Beyond Wallet product offering.

	March 31, 2022	December 31, 2021
Purchased Technology	$867,300	$625,000

5	INVESTMENTS

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

The Company has undertaken to issue Frictionless a non-restricted, non-dilutable 5 year warrant to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share, upon delivery of the financial payment software. Frictionless delivered the software and the warrants will be issued in accordance with the agreement.

The Company has the right to appoint, and has appointed, one member to the board of directors of Frictionless, which appointee will remain on the board as long as the Company is the holder of the Frictionless common stock.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

The shares in Frictionless are unlisted as of March 31, 2022.

Investment in Vivi Holdings, Inc.

Effective December 31, 2019, the Company sold 100% of the outstanding common stock of its subsidiary, Qpagos Corporation, together with its 99.9% ownership interest of Qpagos Corporation’s two Mexican entities: Qpagos S.A.P.I. de C.V. and Redpag Electrónicos S.A.P.I. de C.V, to Vivi.

As consideration for the disposal, Vivi issued an aggregate of 2,250,000 Vivi Shares as follows: 2,047,500  Vivi Shares to the Company; 56,250 Vivi Shares to the Company’s designee, Mr. Andrey Novikov; 33,750 Vivi Shares to the Company’s designee, the Joseph W. & Patricia G. Abrams Family Trust; and 112,500 Vivi Shares to the Company’s designee, Mr. Gaston Pereira.

Due to the lack of available information, the Vivi Shares were valued by a modified market method, whereby the value of the assets disposed of were determined by management using the enterprise value of the entire Company less the liabilities and assets retained by the Company.

As of March 31, 2022 and December 31, 2021, the Company maintained the impairment of the carrying value of the investment in Vivi Holdings based on no activity by Vivi’s management for its proposed initial public offering and fund raising activities. The total impairment as of March 31, 2022 and December 31, 2021 was $1,019,960.

The shares in Vivi Holdings are unlisted as of March 31, 2022.

	March 31, 2022	December 31, 2021
Investment in Frictionless Financial Technologies, Inc.	$500,000	$500,000
Investment in Vivi Holdings, Inc.	1	1
	$500,001	$500,001

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6	LEASES

On March 22, 2021, the Company entered into a real property lease for an office located at 56B 5th Avenue, Lot 1 #AT, Carmel By The Sea, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred. Following the expiry of the lease term, the landlord has agreed to continue the lease on a month-to-month basis at $4,800 per month.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating lease expense	$14,400	$11,835

Other lease information:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(14,400)	$(11,835)

Remaining lease term – operating lease	-	11 months

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments under leases with terms twelve months or less
Total instalments due:
2022	$-

7	FEDERAL RELIEF LOANS

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

The Company has accrued interest of $9,740 on this loan as of March 31, 2022.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Effective Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	March 31, 2022 Amount, net	December 31, 2021 Amount, net
Cavalry Fund I LP	28.7%	August 16, 2022	866,242	10,347	-	876,589	548,872

Mercer Street Global Opportunity Fund, LLC	28.7%	August 16, 2022	866,242	10,347	-	876,589	548,872

Bellridge Capital LP.	10%	February 16, 2022	-	-	-	-	863,609

Total convertible notes payable			$1,732,484	$20,694	$-	$1,753,178	$1,961,353

Interest expense totaled $44,379 and $65,792 and amortization of debt discount totaled $263,200 and $2,113,652 for the three months ended March 31, 2022 and 2021, respectively.

Cavalry Fund I LP

●	On February 16, 2021, the Company closed a transaction with Cavalry Fund I LP (“Cavalry”), pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the “Cavalry Note”). The Cavalry Note is convertible into shares of Common Stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of Common Stock at an initial exercise price of $0.24 per share.

On February 3, 2022, the Company extended the maturity date of its Cavalry Note from February 16, 2022 to August 16, 2022. The Cavalry Note was due to mature on February 16, 2022 and would have resulted in the accrual of a $157,499 prepayment penalty on the principal of $572,000 and interest of $57,994 outstanding, totaling $787,493. Cavalry agreed to extend the maturity date of the Cavalry Note to August 16, 2022 in consideration of the principal amount outstanding under the Cavalry Note being increased by an additional $78,749, thereby increasing the total principal outstanding to $866,242. This change to the maturity date of the Cavalry Note was assessed in terms of ASC 470-50 as a debt extinguishment, which resulted in the additional $78,749 being expensed.

The balance of the Cavalry Note plus accrued interest at March 31, 2022 was $876,589.

Mercer Street Global Opportunity Fund, LLC

●	On February 16, 2021, the Company closed a transaction with Mercer Street Global Opportunity Fund, LLC (“Mercer”), pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the “Mercer Note”). The Mercer Note is convertible into shares of Common Stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of Common Stock at an initial exercise price of $0.24 per share.

On February 3, 2022, the Company extended the maturity date of its Mercer Note from February 16, 2022 to August 16, 2022. The Mercer Note was due to mature on February 16, 2022 and would have resulted in the accrual of a $157,499 prepayment penalty on the principal of $572,000 and interest of $57,994 outstanding, totaling $787,493. Mercer agreed to extend the maturity date of the Mercer Note to August 16, 2022 in consideration of the principal amount outstanding under the Cavalry Note being increased by an additional $78,749, thereby increasing the total principal outstanding to $866,242. This change to the maturity date of the Mercer Note was assessed in terms of ASC 470-50 as a debt extinguishment, which resulted in the additional $78,749 being expensed.

The balance of the Mercer Note plus accrued interest at March 31, 2022 was $876,589.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8	CONVERTIBLE NOTES PAYABLE (continued)

Bellridge Capital LP.

●	On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $787,500, after an original issue discount of $112,500 in exchange for the issuance of a $900,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022 (the “Bellridge Note”). The Bellridge Note was convertible into shares of Common Stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 3,913,044 shares of Common Stock at an initial exercise price of $0.24 per share.

The Bellridge Note was repaid on February 4, 2022 for gross proceeds of $1,235,313, including interest thereon of $88,250, thereby extinguishing the Bellridge Note.

9	DERIVATIVE LIABILITY

Certain of the short-term convertible notes disclosed in note 8 above and certain warrants disclosed in note 10 below have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

The value of this derivative financial liability was re-assessed at March 31, 2022 at $315,000, and $92,161 was credited to the statement of operations. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2022	Year ended December 31, 2021
Conversion price	$0.05 to $0.15	$0.05 to $0.24
Risk free interest rate	0.79 to 2.45%	0.05 to 1.12%
Expected life of derivative liability	4.6 to 46.6 months	1.6 to 49.6 months
Expected volatility of underlying stock	151.07 to 194.99%	161.19 to 215.33%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	March 31, 2022	December 31, 2021
Opening balance	$407,161	$2,966,416
Derivative financial liability arising from convertible note	-	2,569,000
Fair value adjustment to derivative liability	(92,161)	(5,128,255)
	$315,000	$407,161

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company has issued and outstanding 367,901,679 shares of Common Stock as of March 31, 2022 and December 31, 2021, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2021 to March 31, 2022 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2021	20,495,000	$0.049	15,371,250	$0.049	5,123,750	$0.049
Granted	2,500,000	0.050	2,500,000	0.050	-	-
Forfeited/Cancelled	(1,500,000)	(0.050)	(1,500,000)	(0.050)	-	-
Vested	-	-	(6,123,750)	(0.049)	6,123,750	0.049
Outstanding December 31, 2021	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049
Granted	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding March 31, 2022	21,495,000	$0.049	5,123,750	$0.049	16,371,250	$0.049

The restricted stock granted and exercisable at March 31, 2022 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	15,371,250	$0.049
$0.050	1,000,000	0.050	1,000,000	0.050
	21,495,000	$0.049	16,371,250	$0.049

The Company has recorded an expense of $62,766 and $122,141 for the three months ended March 31, 2022 and 2021, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of March 31, 2022 and December 31, 2021.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

A summary of warrant activity during the period January 1, 2021 to March 31, 2022 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	(20,000,000)	0.24	0.24
Exercised	(60,186,982)	0.05	0.05
Outstanding December 31, 2021	37,304,105	$ 0.05 – 0.1875	$0.12
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2022	37,304,105	$ 0.05 – 0.1875	$0.12

The warrants outstanding and exercisable at March 31, 2022 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	10,823,813	3.53		10,823,813		3.53
0.15	24,053,625	3.94		24,053,625		3.94
0.1875	2,426,667	3.96		2,426,667		3.96
	37,304,105	3.82	0.12	37,304,105	0.12	3.82

The warrants outstanding have an intrinsic value of $0 as of March 31, 2022 and December 31, 2021.

e.	Stock options

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

The Plan is administered by the Board or a committee appointed by the Board, who have the authority to administer the Plan and to exercise all the powers and authorities specifically granted to it under the Plan.

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

The 2021 Plan is administered by the Board or a Compensation Committee appointed by the Board, who have the authority to administer the Plan and to exercise all the powers and authorities specifically granted to it under the Plan.

The maximum number of securities available under the 2021 Plan is 53,000,000 shares of Common Stock.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

Under the 2021 Plan the company may award the following: (i) non-qualified stock options; (ii)) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock unit; and (vi) other stock-based awards.

No options were granted for the three months ended March 31, 2022.

A summary of option activity during the period January 1, 2021 to March 31, 2022 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	100,000	0.40	0.40
Granted	30,416,666	0.15 – 0.24	0.15
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2021	30,516,666	$ 0.15 to 0.40	$0.15
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2022	30,516,666	$ 0.15 to 0.40	$0.15

The options outstanding and exercisable at March 31, 2022 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.15	30,208,333	9.39		18,125,000		9.89
0.24	208,333	8.90		208,333		9.40
0.40	100,000	6.75		100,000		7.25
	30,516,666	9.38	$0.15	18,433,333	$0.15	9.37

The options outstanding have an intrinsic value of $0 as of March 31, 2022 and December 31, 2021, respectively. The option expense was $94,466 and $91,608 for the three months ended March 31, 2022 and 2021, respectively.

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2022 and 2021 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31 2022 and 2021 are as follows:

	Three months ended March 31, 2022 (Shares)	Three months ended March 31, 2021 (Shares)
Convertible debt	11,687,855	8,993,106
Stock options	30,516,666	516,666
Warrants to purchase shares of Common Stock	37,304,104	73,416,802
	79,508,625	82,926,574

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On February 22, 2021, the Board awarded James Fuller options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of Common Stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

On July 22. 2021, the Company granted Mr. Fuller 2,000,000 shares of Common Stock, valued at $154,000.

Additionally, the Board approved the repricing of the options exercisable for 208,333 shares of Common Stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share.

Andrey Novikov

On February 22, 2021, the Board awarded Andrey Novikov options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of Common Stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

On May 31, 2021, Mr. Novikov notified the Board of his decision to resign as a member of the Board and as Secretary of the Company, effective as of June 1, 2021. Since August 2021, Mr. Novikov has been on suspension from service as the Company’s Chief Technology Officer.

William Corbett

On February 22, 2021, the Board appointed William Corbett as the Company’s Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the Board and issued him a five-year warrant to purchase 20,000,000 shares of the Common Stock at an exercise price of $0.24 per share. The Board also agreed to increase Mr. Corbett’s monthly base salary to $30,000. The warrant expense for Mr. Corbett for the year ended December 31, 2021 was $4,327,899.

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement (the “August 2021 Corbett Employment Agreement”). The purpose of the August 2021 Corbett Employment Agreement was to provide a replacement grant for warrants previously granted to Mr. Corbett under the terms of his previous employment agreement with the Company. Pursuant to the August 2021 Corbett Employment Agreement, Mr. Corbett would continue to serve as the Company’s Chief Executive Officer on a full time basis effective as of the date of the August 2021 Corbett Employment Agreement until the close of business on December 31, 2024. Mr. Corbett’s base salary will be $30,000 per month, which shall be paid in accordance with the Company’s standard payroll practice for its executives, managers and salaried employees. In addition, the August 2021 Corbett Employment Agreement provides that: (1) Mr. Corbett will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; (2) the Company will grant to Mr. Corbett options to purchase 20,000,000 shares of Common Stock at a per share exercise price of $0.15; and (3) a car allowance for Mr. Corbett in the amount of $800 per month. Fifty percent (50%) of the shares subject to the options shall vest on the grant date and the other 50% of the shares subject to the option shall vest at the rate of 1/36 per month over a three-year period. The options will be exercisable for a period of ten years after the date of grant and the Company shall provide for cashless exercise of the option. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan which was approved by the Board in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021. The option expense for Mr. Corbett for the three months ended March 31, 2022 was $66,587 and for the year ended December 31, 2021 was $910,019.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	RELATED PARTY TRANSACTIONS (continued)

Clifford Henry

On May 1, 2021, the Company appointed Mr. Henry to the Board.

On July 22, 2021, the Company granted Mr. Henry 2,000,000 shares of Common Stock, valued at $154,000.

Mr. Henry has an oral consulting arrangement with the Company whereby he is paid $3,500 per month for financial and capital markets advice. This consulting agreement commenced in May, 2021 and was approved and ratified by the Board in March 2022

Madisson Corbett

On May 1, 2021, the Company appointed Ms. Corbett to the Board. Ms. Corbett is the daughter of Mr. William Corbett, the Company’s Chief Executive Officer and Chairman of the Board.

On July 22, 2021, the Company granted Ms. Corbett 2,000,000 shares of Common Stock, valued at $154,000.

David Rios

On July 22, 2021, the Company appointed David Rios to the Board.

On July 22, 2021, the Company granted Mr. Rios 1,000,000 shares of Common Stock, valued at $77,000.

Richard Rosenblum

On July 22, 2021, the Company appointed Richard Rosenblum as President and Chief Financial Officer of the Company. In addition, Mr. Rosenblum was elected to the Board to serve until the Company’s next annual meeting of shareholders.

On July 27, 2021, the Company and Mr. Rosenblum entered into an Executive Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Rosenblum will serve as the Company’s President and Chief Financial Officer on a full time basis effective as of July 1, 2021. The effectiveness of the Employment Agreement is subject to the approval of the Employment Agreement by the Board, unless earlier terminated as provided in the Employment Agreement. The term of the Employment Agreement is until December 31, 2024. Mr. Rosenblum’s base salary will be $18,000 per month. In addition, the Employment Agreement provides that: (1) Mr. Rosenblum will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; and (2) the Company will grant to Mr. Rosenblum options to purchase 10,000,000 shares of Common Stock at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common stock on the OTC exchange or, in the event the stock is up listed, on a national stock exchange, on the date of grant (the “Options”)”. Fifty percent (50%) of the shares subject to the Options shall vest on the grant date and the other 50% of the shares subject to the Option shall vest at the rate of 1/36 per month over a three-year period. The Options will be exercisable for a period of ten (10) years after the date of grant and the Company shall provide for cashless exercise of the Option by Executive. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan which was approved by the Board in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021. The Options are being granted pursuant to the Company’s 2021 Stock Incentive Plan. The option expense for Mr. Rosenblum for the three months ended March 31, 2022 was $27,879 and for the year ended December 31, 2021 was $381,006.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	RELATED PARTY TRANSACTIONS (continued)

Richard Rosenblum (continued)

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

On August 16, 2021, the Company entered into an amendment to the Rosenblum Executive Employment Agreement (the “First Amendment”) with Mr. Rosenblum. Under the terms of the Executive Employment Agreement, the Company had agreed to grant to Mr. Rosenblum an option to purchase 10,000,000 (ten million) common shares of Company Stock at a per share exercise price equal to the fair market value of the Common Stock, as reflected in the closing price of the Common Stock on the OTC exchange or, in the event the stock is uplisted, on a national stock exchange, on the date of grant (the “Option”).” The First Amendment provided that the Option was granted on August 31, 2021 at an exercise price of $0.15 per share.

In addition, the Company and Mr. Rosenblum entered into an Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Rosenblum to indemnify Indemnitee to the fullest extent permitted by or under the Nevada Corporation Law in respect of claims, including third-party claims and derivative claims and provides for advancement of expenses.

13	COMMITMENTS AND CONTINGENCIES

The Company has convertible notes, disclosed under note 8 above which mature on August 16, 2022. Should these notes not be converted to Common Stock prior to that date, the Company may need to repay the principal and interest outstanding on these notes.

14	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “we,” “us,” “our” and the “Company” refer to Innovative Payment Solutions, Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

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

Our launch plan for IPSIPay and Beyond Wallet is to target lower income, migrant communities in California (notably in the agriculture industry), and expanding to other states with large migrant populations such as Texas and Florida. We not only believe the addressable market for our products and services is large and growing, but that servicing this market is socially responsible. We believe our digital payment facilitation platform and related apps will empower and enable the unbanked and under-served and payment providers who service these users, acting as a bridge to provide access to comprehensive and easy to use payment solutions. Given the large size of our addressable market, our ability to capture even a very small share of the market represents a significant revenue opportunity for our company.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

COVID-19

The novel coronavirus (“COVID-19”) pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. The spread of COVID-19 and increased variants has caused, and may continue to cause us to make significant modifications to our business practices, including enabling most of our workforce to work from home, establishing strict health and safety protocols for our offices, restricting physical participation in meetings, events, and conferences, and imposing restrictions on employee travel. We will continue to actively monitor the situation and may take further actions that alter our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, or business partners.

The rapidly changing global market and economic conditions as a result of the COVID-19 pandemic have impacted, and are expected to continue to impact, our operations and business. For example, COVID-19 related issues has caused a delay in our ability to launch our products and services. The broader implications of the COVID-19 pandemic and related global economic unpredictability on our business, financial condition, and results of operations remain uncertain.

Russia’s Invasion of Ukraine

In February 2022, Russia invaded Ukraine, with Belarus complicit in the invasion. As of the date of this report, the conflict between these two countries is ongoing. We do not have any direct or indirect exposure to Ukraine, Belarus or Russia, through our operations, employee base or any investments in any of these countries. In addition, our securities are not traded on any stock exchanges in these three countries. We do not believe that the sanction levied against Russia or Belarus or individuals and entities associated with these two countries will have a material impact on our operations or business, if any. Further, we do not believe that we have any direct or indirect reliance on goods sourced from Russia, Ukraine or Belarus or countries that are supportive of Russia.

We have not fully commercially launched or e-wallet platforms to date, however we will be providing online money transfer and payment services to our customers in the future which may expose us to cybersecurity risks. We employ the latest encryption techniques and firewall practices and constantly monitor the usage of our software, however, this may not be sufficient to prevent the heightened risk of cybersecurity attacks emanating from Russia, Ukraine, Belarus, or any other country.

The impact of the invasion by Russia of Ukraine has increased volatility in stock trading prices and commodities throughout the world. To date, we have not seen a material impact on our operations; however, a prolonged conflict may impact on consumer spending, in general, which could have an adverse impact on the payment services industry as a whole and our business.

Inflation

Macro-economic conditions could affect consumer spending adversely and consequently our future operations when we fully launch our e-wallet products commercially. We believe the U.S. has entered a period of significant inflation, and this may impact consumer’s desire to adopt our products and services and may increase our costs overall. However, as of the date of this report, we do not expect there to be any material impact on our liquidity as forecast in our business plan due to recent inflationary concerns in the U.S.

Foreign Exchange Risks

We intend to operate in several foreign countries, including Mexico. Changes and fluctuations in the foreign exchange rate between the US Dollar and other foreign currencies, including the Mexican Peso, may in future have an effect our results of operations.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q for further information.

The critical accounting policies that involved significant estimation included the following:

Derivative liabilities

We have certain short-term convertible notes and certain warrants which have fundamental transaction clauses which might result in cash settlement. The conversion feature of these convertible notes and warrants are recorded as derivative liabilities which are valued at each reporting date.

The derivative liability is valued using the following inputs:

●	Conversion prices;

●	Current market prices of our equity

●	Risk free interest rates;

●	Expected remaining life of the derivative liability;

●	Expected volatility of the underlying stock; and expected dividend rates

Any change in the above factors such as a change in risk free interest rates, a significant increase or decrease in our current stock prices and a change in the volatility of our common stock may result in a significant increase or decrease in the derivative liability.

Impairment of Investments and Intangible assets

We carried investments of $500,001 and Intangible assets of $867,300 as more fully described in Notes 4 and 5 to the condensed consolidated financial statements. The Company tests its Investments and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. The value of our Investments and intangibles is based upon our mutual goal of providing payment services to an underserved market. Currently our investments or our intangible assets have not produced any revenues on which to assess whether the income generated from these assets can support the carrying value of these assets. For impairment testing of investments and intangibles we determine the fair value of the underlying assets using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of our e-wallet services based on management forecasts of the size of the market and expected customer growth and retention, we determined that no impairment charges were necessary, however if we are unable to achieve our forecasts once operations begin, we may need to re-evaluate our forecasts which could result in an impairment charge. Since performing this analysis we have no reason to believe that further impairment is necessary as of March 31, 2022.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net revenue

We did not have revenues during the three months ended March 31, 2022 and 2021. We anticipate that we will recommence generating revenue when we launch our e-wallets once we have determined our deployment strategy, the timing of which is uncertain. We currently anticipate fully launching our e-wallets in the second quarter of 2022, but this is subject to change.

Cost of goods sold

As we did not have revenues during the three months ended March 31, 2022 and 2021, we anticipate that we will begin to recognize cost of goods sold when we launch our e-wallets once we have determined our deployment strategy.

General and administrative expenses

General and administrative expenses were $869,387 and $4,989,672 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $4,120,285 or 82.6%. The decrease is primarily due to the following:

(i)	Payroll expenses was $377,596 and $4,559,753 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $4,182,157 or 91.7%. The decrease is primarily due to the issue of warrants exercisable for 20,000,000 shares to our CEO in the prior period with a fair value of $4,327,899 and restricted stock of 1,000,000 shares with a fair value of $50,000 issued to one of our previous employees, offset by an increase in base salaries over the prior period due to an improvement in the caliber of employees, including the hiring of a CFO.

(iv)	The balance of the general and administrative expenses decreased by $61,872, which is made up of several individually insignificant expenses.

Depreciation

Depreciation was $4,496 and $4,167 for the three months ended March 31, 2022 and 2021, respectively, an increase of $329 or 7.9%, which amount is immaterial.

Loss on debt conversion

Loss on debt conversion was $0 and $5,184,447 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $5,184,447 or 100%. The loss on debt conversion represents a loss realized on the conversion of convertible notes into equity at fixed conversion prices of $0.035 to $0.05 per share, when the stock price was ranging from $0.05 per share to $0.22 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the three months ended March 31, 2021.

Penalty on convertible notes

Penalty on convertible notes was $719,558 and $0 for the three months ended March 31, 2022 and 2021, an increase of $719,558 or 100.0%. The increase is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes, resulting in the triggering of the repayment penalty per the convertible note agreements as well as an additional 10% penalty for the extension of the maturity date.

Interest expense, net

Interest expense was $45,766 and $67,312 for the three months ended March 31, 2022 and 2021, respectively, a. decrease of $21,546 or 32.0%. The decrease is due to the repayment of our convertible note with Bellridge, offset by an increase in the principal due on the two remaining convertible notes.

Amortization of debt discount

Amortization of debt discount was $263,200 and $2,113,652 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1,850,452 or 87.5%. The decrease is primarily due to the acceleration of the amortization of debt discount which arose during the prior year due to the early repayment and the conversion of several convertible. A total of $2,259,221 of convertible debt was converted during the prior period and a total of $521,000 of convertible debt was repaid during that period.

Derivative liability movements

Derivative liability movements were $92,161 and $965,144 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $872,983 or 90.5%. The derivative liability arose due to the issuance of convertible securities with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the reduction in the mark -to -market value of the derivative liability outstanding as of March 31, 2022.

Net loss

Net loss was $1,810,246 and $11,394,106 for the three months ended March 31, 2022 and 2021, respectively, a decrease in loss of $9,583,860 or 84.1%. The decrease is primarily due to the decrease in general and administrative expenses, the decrease in the loss on debt conversion and the decrease in the amortization of debt discount offset by the penalty on convertible notes, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $43,913,195 through March 31, 2022 and incurred negative cash flow from operations of $697,648 for the three months ended March 31, 2022. Our primary focus is on launching and operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy.

At March 31, 2022, we had cash of $3,362,740 and working capital of $811,635 including a derivative liability of $315,000. After eliminating the derivative liability our working capital is $1,126,635.

We utilized cash of $760,918 and $774,180 in operations for the three months ended March 31, 2022 and 2021, respectively. Overall cash utilized in operations decreased by $13,262, which amount is immaterial.

We invested a further $179,030 in our e-wallet platforms to enhance the product offering we will be launching to the market during the second quarter of the current year.

We utilized cash of $1,147,063 during the current period to repay a convertible note together with a prepayment penalty. Cash provided by financing activities for the three months ended March 31, 2021 was primarily comprised of gross proceeds of $4,550,000 from the private placement on March 17, 2021, $2,203,714 from warrants exercised and $2,569,000 from convertible debt issued, we utilized $501,100 for share issue expenses and repaid convertible debt of $521,000 during the period.

At March 31, 2022, we had outstanding notes in the principal amount of $1,732,484. The notes were issued on February 16, 2021, and the maturity date was extended from February 16, 2022 to August 16, 2022. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rate of 10% per annum. and are convertible into our common stock at a conversion price of $0.15 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our common stock for the last 10 consecutive trading days. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

We expect to invest an additional $150,000 to enhance our e-wallet products, other capital expenditure is expected to be less than $100,000 during the next twelve month period. Accordingly, we expect to meet our cash requirements for the next twelve months, Beyond twelve months we expect to raise either debt or equity funding and generate revenue from operations to meet cash requirements. We will also incur costs and expenses on sales and marketing initiatives and for our general working capital.

However, given our losses and negative cash flows, it is likely that we will be required to raise significant additional funds to progress our business as planned by issuing equity or equity-linked securities. Should this occur, our stockholders would experience dilution, perhaps significantly. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support our operations on favorable terms, or at all.

There is also a significant risk that none of our plans to raise financing will be implemented in a manner necessary to sustain us for an extended period of time. If adequate funds are not available to us when needed, we may be required to continue with reduced operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company. In addition, our inability to secure additional funding when needed could cause our business to fail or become bankrupt or force us to wind down or discontinue operations.

We do not have any off balance sheet financing arrangements as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2022 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, our internal control over financial reporting, thereby remedying the weaknesses identified in previous periods.

Part II. Other Information

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: May 13, 2022	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)