Form 10-Q
period 2022-06-30
Innovative Payment Solutions, Inc.
filed 2022-08-11
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 367,901,679 shares of the Company’s common stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash	$2,531,868	$5,449,751
Other current assets	26,722	85,034
Total Current Assets	2,558,590	5,534,785

Non-current assets
Plant and equipment	19,806	28,799
Intangible assets	964,710	625,000
Security deposit	34,800	34,800
Investment	500,001	500,001
Total Non-Current Assets	1,519,317	1,188,600
Total Assets	$4,077,907	$6,723,385

Liabilities and Equity

Current Liabilities
Accounts payable	$404,844	$465,205
Convertible debt, net of unamortized discount of $0 and $263,200, respectively	1,796,972	1,961,354
Derivative liability	557,102	407,161
Total Current Liabilities	2,758,918	2,833,720

Non-Current Liabilities
Federal relief loans	161,142	158,353
Total Non-Current Liabilities	161,142	158,353

Total Liabilities	2,920,060	2,992,073

Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	-	-
Common stock, $0.0001 par value; 750,000,000 and 500,000,000 shares authorized, 367,901,679 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	36,790	36,790
Additional paid-in-capital	46,085,472	45,771,012
Accumulated deficit	(44,987,550)	(42,111,701)
Total equity attributable to Innovative Payment Solutions, Inc. Stockholders	1,134,712	3,696,101
Non-controlling interest	23,135	35,211
Total Equity	1,157,847	3,731,312
Total Liabilities and Equity	$4,077,907	$6,723,385

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	795,537	1,719,770	1,664,924	6,709,441
Depreciation and amortization	4,497	4,484	8,993	8,651
Total Expense	800,034	1,724,254	1,673,917	6,718,092

Loss from Operations	(800,034)	(1,724,254)	(1,673,917)	(6,718,092)

Loss on debt conversion	-	-		(5,184,447)
Penalty on convertible notes	-	-	(719,558)	-
Interest expense	(45,196)	(53,371)	(90,962)	(120,684)
Amortization of debt discount	-	(509,600)	(263,200)	(2,623,252)
Derivative liability movements	(242,102)	2,170,946	(149,941)	3,136,090
Loss before Income Taxes	(1,087,332)	(116,279)	(2,897,578)	(11,510,385)

Income Taxes	-	-	-	-
Net Loss	(1,087,332)	(116,279)	(2,897,578)	(11,510,385)
Net loss attributable to non-controlling interest	12,977	-	21,729	-
Net loss attributable to Innovative Payment Solutions, Inc. stockholders	(1,074,355)	(116,279)	(2,875,849)	(11,510,385)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.04)

Weighted Average Number of Shares Outstanding – Basic and diluted	367,901,679	347,857,137	367,901,679	301,820,387

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three and Six Months Ended June 30, 2022

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	-	-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312
Stock based option expense	-	-	-	-	94,466	-	-	94,466
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,801,494)	(8,752)	(1,810,246)
Balance at March 31, 2022	-	$-	367,901,679	$36,790	$45,928,244	$(43,913,195)	$26,459	$2,078,298
Contribution by minority shareholders							9,653	9,653
Stock based option expense	-	-	-	-	94,462	-	-	94,462
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,074,355)	(12,977)	(1,087,332)
Balance at June 30, 2022	-	$-	367,901,679	$36,790	$46,085,472	$(44,987,550)	$23,135	$1,157,847

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	-	-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$-	$(4,430,813)
Warrants exercised	-	-	44,074,284	4,407	2,199,307	-	-	2,203,714
Share subscriptions	-	-	30,333,334	3,033	4,546,967	-	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	-	(501,100)
Conversion of debt to equity	-	-	61,793,616	6,180	7,437,488	-	-	7,443,668
Fair value of warrants issued as compensation	-	-	-	-	4,327,899	-	-	4,327,899
Stock based compensation	-	-	2,500,000	250	213,499	-	-	213,749
Net loss	-	-	-	-	-	(11,394,106)	-	(11,394,106)
Balance at March 31, 2021	-	$-	332,338,981	$33,233	$41,403,459	$(39,023,681)	$-	$2,413,011
Warrants exercised	-	-	16,112,698	1,611	804,024	-	-	805,635
Shares issued for services	-	-	8,000,000	800	775,200	-	-	776,000
Stock based compensation	-	-	-	-	72,141	-	-	72,141
Net loss	-	-				(116,279)	-	(116,279)
Balance as of June 30, 2021	-	$-	356,451,679	$35,644	$43,054,824	$(39,139,960)	$-	$3,950,508

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,897,578)	$(11,510,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	149,941	(3,136,090)
Depreciation	8,993	8,651
Amortization of debt discount	263,200	2,623,252
Loss on conversion of debt to equity	-	5,184,447
Penalty on convertible debt	719,558	-
Deposit forfeited	-	4,000
Shares issued for services	-	776,000
Stock based compensation	314,460	4,613,789
Amortization of right of use asset	-	17,857
Changes in Assets and Liabilities
Other current assets	58,312	(8,629)
Accounts payable and accrued expenses	(72,271)	(39,355)
Operating lease liabilities	-	(17,857)
Interest accruals	2,712	91,120
CASH USED IN OPERATING ACTIVITIES	(1,452,673)	(1,393,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(327,800)	-
Investment in Frictionless Financial Technologies Inc.	-	(500,000)
Deposits paid	-	(4,800)
Plant and equipment purchased	-	(9,234)
NET CASH USED IN INVESTING ACTIVITIES	(327,800)	(514,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from minority shareholder contributions	9,653	-
Proceeds from share issuances	-	4,550,000
Share issue expenses	-	(501,100)
Proceeds from warrants exercised	-	3,009,349
Repayment of loans payable	-	(22,049)
Repayment of convertible notes	(1,147,063)	(521,000)
Proceeds from short term notes and convertible notes	-	2,569,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,137,410)	9,084,200

NET INCREASE (DECREASE) IN CASH	(2,917,883)	7,176,966
CASH AT BEGINNING OF PERIOD	5,449,751	94,703
CASH AT END OF PERIOD	$2,531,868	$7,271,669

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$88,250	$29,563
NON CASH INVESTING AND FINANCING ACTIVITIES
De-recognition of right of use lease on early termination	$-	$(34,070)
Conversion of convertible debt to equity	$-	$2,259,221
Debt discount on convertible debt	$-	$2,569,000

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

The Company is presently focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, Beyond Wallet, is currently operational. The Company’s flagship e-wallet, IPSIPay, is fully operational. IPSIPay was first launched in December 2021 and its commercial launch has continued during 2022. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California, but its principal focus will be on downloadable apps used via smartphones.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended June 30, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2021, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

The Company’s operations are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. These risks include, without limitation, risks associated with (i) COVID-19 and its variants, (ii) launching and scaling the Company’s products and the use by customers of such products, (iii) developing and implementing successful marketing campaigns and other strategic initiatives; (iv) competition, (iv) compliance with applicable laws, rules and regulations (including those related to fund remittance); (v) the Company’s outstanding indebtedness, including the Company’s ability to repay or extend the maturity of such indebtedness (see Note 8); (vi) inflation and other economic factors and (vii) the Company’s ability to obtain necessary financing. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended June 30, 2022. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company has not generated any revenue for the six months ended June 30, 2022 and 2021 and only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2022 and 2021, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2022 and December 31, 2021, the balance exceed the federally insured limit by $2,031,868 and $5,117,551, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2022 and December 31, 2021.

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

Plant and equipment is stated at cost, less accumulated depreciation. Plant and equipment with costs greater than $1,000 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Life

Kiosks (not used in the Company’s current business)	7 years

Computer equipment	3 years

Leasehold improvements	Lesser of estimated useful life or life of lease

Office equipment	10 years

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

The Company had no revenues during the six months ended June 30, 2022 and 2021.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2022 and December 31, 2021, there have been no interest or penalties incurred on income taxes.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the end of six months ended June 30, 2022, the Company had a net loss of $2,897,578 and had $2,531,868 in cash. In connection with preparing the unaudited condensed consolidated financial statements for the six months ended June 30, 2022, management evaluated the extent of the impact from the COVID-19 pandemic and other risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The Company had a cash balance of $2,531,868 available as of June 30, 2022. Based on its evaluation of the Company’s current business plan, and assuming the Company can extend the maturity date of its existing indebtedness (see Note 8), management believes the Company’s existing cash is sufficient to conduct planned operations for at least one year from the date of issuance of these financial statements.

However, given the Company’s losses, negative cash flows and existing indebtedness, it is likely that the Company will be required to raise significant additional funds to progress its business as planned by issuing equity or equity-linked securities. Should this occur, the Company’s stockholders would experience dilution, perhaps significantly. Additional debt financing, if available, may involve covenants restricting the Company’s operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to the Company or its stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support the Company’s operations on favorable terms, or at all.

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

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, which is now complete. During the six months ended June 30, 2022, an additional $302,200 was spent by the Company to facilitate the functioning of the IPSIPay software in the cloud environment, and Beyond Fintech spent an additional $37,510 on software to further enhance the Beyond Wallet product offering.

	June 30, 2022	December 31, 2021
Purchased Technology	$964,710	$625,000

5	INVESTMENTS

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

The shares in Frictionless are unlisted as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company maintained the impairment of the carrying value of the investment in Vivi Holdings based on no activity by Vivi’s management for its proposed initial public offering and fund raising activities. The total impairment as of June 30, 2022 and December 31, 2021 was $1,019,960.

The shares in Vivi Holdings are unlisted as of June 30, 2022.

	June 30, 2022	December 31, 2021
Investment in Frictionless Financial Technologies, Inc.	$500,000	$500,000
Investment in Vivi Holdings, Inc.	1	1
	$500,001	$500,001

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6	LEASES

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

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating lease expense	$28,800	$17,857

Other lease information:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(28,800)	$(39,070)

Remaining lease term – operating lease	-	9 months

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

The Company has accrued interest of $11,142 on this loan as of June 30, 2022.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Effective Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2022 Amount, net	December 31, 2021 Amount, net
Cavalry Fund I LP	28.7%	August 16, 2022	866,242	32,244	-	898,486	548,872

Mercer Street Global Opportunity Fund, LLC	28.7%	August 16, 2022	866,242	32,244	-	898,486	548,872

Bellridge Capital LP.	10%	February 16, 2022	-	-	-	-	863,609

Total convertible notes payable			$1,732,484	$64,488	$-	$1,796,972	$1,961,353

Interest expense totaled $43,793 and $51,667 and amortization of debt discount totaled $0 and $509,600 for the three months ended June 30, 2022 and 2021, respectively, and interest expense totaled $88,172 and $117,459 and amortization of debt discount totaled $263,200 and $2,623,252  for the six months ended June 30, 2022 and 2021, respectively.

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

The balance of the Cavalry Note plus accrued interest at June 30, 2022 was $898,486.

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

The balance of the Mercer Note plus accrued interest at June 30, 2022 was $898,486.

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

The value of this derivative financial liability was re-assessed at June 30, 2022 at $557,102, and $242,102 and $149,941 was charged to the statement of operations for the three months and six months ended June 30, 2022. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Six months ended June 30\, 2022	Year ended December 31, 2021
Conversion price	$0.05 to $0.15	$0.05 to $0.24
Risk free interest rate	0.79 to 3.00%	0.05 to 1.12%
Expected life of derivative liability	1.5 to 43.6 months	1.6 to 49.6 months
Expected volatility of underlying stock	151.07 to 258.3%	161.19 to 215.33%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	June 30, 2022	December 31, 2021
Opening balance	$407,161	$2,966,416
Derivative financial liability arising from convertible note	-	2,569,000
Fair value adjustment to derivative liability	149,941	(5,128,255)
	$557,102	$407,161

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company has issued and outstanding 367,901,679 shares of Common Stock as of June 30, 2022 and December 31, 2021, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2021 to June 30, 2022 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2021	20,495,000	$0.049	15,371,250	$0.049	5,123,750	$0.049
Granted	2,500,000	0.050	2,500,000	0.050	-	-
Forfeited/Cancelled	(1,500,000)	(0.050)	(1,500,000)	(0.050)	-	-
Vested	-	-	(6,123,750)	(0.049)	6,123,750	0.049
Outstanding December 31, 2021	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049
Granted	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding June 30, 2022	21,495,000	$0.049	5,123,750	$0.049	16,371,250	$0.049

The restricted stock granted and exercisable at June 30, 2022 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	15,371,250	$0.049
$0.050	1,000,000	0.050	1,000,000	0.050
	21,495,000	$0.049	16,371,250	$0.049

The Company has recorded an expense of $62,766 and $72,141 for the three months ended June 30, 2022 and 2021, respectively and $125,532 and $194,282 for the six months ended June 30, 2022 and 2021, respectively.

Subsequent to June 30, 2022, the Company issued additional restricted stock awards to Richard Rosenblum and Samad Harake. See Note 14 – Subsequent Events for further information.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized, no preferred stock is issued and outstanding as of June 30, 2022 and December 31, 2021.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

A summary of warrant activity during the period January 1, 2021 to June 30, 2022 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	(20,000,000)	0.24	0.24
Exercised	(60,186,982)	0.05	0.05
Outstanding December 31, 2021	37,304,105	$0.05 – 0.1875	$0.12
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2022	37,304,105	$0.05 – 0.1875	$0.12

The warrants outstanding and exercisable at June 30, 2022 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.05	10,823,813	3.28		10,823,813		3.28
0.15	24,053,625	3.69		24,053,625		3.69
0.1875	2,426,667	3.72		2,426,667		3.72
	37,304,105	3.57	0.12	37,304,105	0.12	3.57

The warrants outstanding have an intrinsic value of $0 as of June 30, 2022 and December 31, 2021.

Subsequent to June 30, 2022, the Company issued warrants to Mario Lopez pursuant to an endorsement agreement. See Note 14 – Subsequent Events for further information.

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

No options were granted for the six months ended June 30, 2022.

A summary of option activity during the period January 1, 2021 to June 30, 2022 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	100,000	0.40	0.40
Granted	30,416,666	0.15 – 0.24	0.15
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2021	30,516,666	$0.15 to 0.40	$0.15
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2022	30,516,666	$0.15 to 0.40	$0.15

The options outstanding and exercisable at June 30, 2022 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.15	30,208,333	9.14		19,375,000		9.14
0.24	208,333	8.65		208,333		8.65
0.40	100,000	6.50		100,000		6.50
	30,516,666	9.13	$0.15	19,683,333	$0.15	9.12

The options outstanding have an intrinsic value of $0 as of June 30, 2022 and December 31, 2021, respectively.

The option expense was $94,462 and $0 for the three months ended June 30, 2022 and 2021, respectively and $188,928 and $91,608 for the six months ended June 30, 2022 and 2021, respectively.

Subsequent to June 30, 2022, additional options were granted to William Corbett. See Note 14 – Subsequent Events for further information.

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2022 and 2021 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30 2022 and 2021 are as follows:

	Three and six months ended June 30, 2022 (Shares)	Three and six months ended June 30, 2021 (Shares)
Convertible debt	11,979,811	13,626,666
Stock options	30,516,666	516,666
Warrants to purchase shares of Common Stock	37,304,105	57,304,104
	79,800,582	76,025,215

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	RELATED PARTY TRANSACTIONS

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

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement (the “August 2021 Corbett Employment Agreement”). The purpose of the August 2021 Corbett Employment Agreement was to provide a replacement grant for warrants previously granted to Mr. Corbett under the terms of his previous employment agreement with the Company. Pursuant to the August 2021 Corbett Employment Agreement, Mr. Corbett would continue to serve as the Company’s Chief Executive Officer on a full time basis effective as of the date of the August 2021 Corbett Employment Agreement until the close of business on December 31, 2024. Mr. Corbett’s base salary will be $30,000 per month, which shall be paid in accordance with the Company’s standard payroll practice for its executives, managers and salaried employees. In addition, the August 2021 Corbett Employment Agreement provides that: (1) Mr. Corbett will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; (2) the Company will grant to Mr. Corbett options to purchase 20,000,000 shares of Common Stock at a per share exercise price of $0.15; and (3) a car allowance for Mr. Corbett in the amount of $800 per month. Fifty percent (50%) of the shares subject to the options shall vest on the grant date and the other 50% of the shares subject to the option shall vest at the rate of 1/36 per month over a three-year period. The options will be exercisable for a period of ten years after the date of grant and the Company shall provide for cashless exercise of the option. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan which was approved by the Board in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021. The option expense for Mr. Corbett for the six months ended June 30, 2022 was $133,174 and for the year ended December 31, 2021 was $910,019.

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

On July 27, 2021, the Company and Mr. Rosenblum entered into an Executive Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Rosenblum will serve as the Company’s President and Chief Financial Officer on a full time basis effective as of July 1, 2021. The effectiveness of the Employment Agreement is subject to the approval of the Employment Agreement by the Board, unless earlier terminated as provided in the Employment Agreement. The term of the Employment Agreement is until December 31, 2024. Mr. Rosenblum’s base salary will be $18,000 per month. In addition, the Employment Agreement provides that: (1) Mr. Rosenblum will be eligible for a cash bonus as determined by the Board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the Board, in its sole discretion, from time to time; and (2) the Company will grant to Mr. Rosenblum options to purchase 10,000,000 shares of Common Stock at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common stock on the OTC exchange or, in the event the stock is up listed, on a national stock exchange, on the date of grant (the “Options”)”. Fifty percent (50%) of the shares subject to the Options shall vest on the grant date and the other 50% of the shares subject to the Option shall vest at the rate of 1/36 per month over a three-year period. The Options will be exercisable for a period of ten (10) years after the date of grant and the Company shall provide for cashless exercise of the Option by Executive. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan which was approved by the Board in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021. The Options are being granted pursuant to the Company’s 2021 Stock Incentive Plan. The option expense for Mr. Rosenblum for the six months ended June 30, 2022 was $55,757 and for the year ended December 31, 2021 was $381,006.

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

Effective July 8, 2022 the Company entered into an Endorsement Agreement with Pez-Mar, Inc., a California corporation to furnish the services of Mario Lopez (“Lopez”). Pursuant to the Endorsement Agreement, Lopez will act as a Company spokesperson in connection with the promotion, advertisement and endorsement of the Company’s physical and virtual payment processing and money remittance business and the Company’s related products and services.

The Endorsement Agreement has a term of two (2) years from the Effective Date, which is subject to earlier termination on customary terms and conditions. The parties have agreed to certain deliverables of Lopez during the term of the agreement, including with respect to social media posts, television commercials, interviews and photo shoots. The Endorsement Agreement also contains other customary terms, covenants and conditions, including representations and warranties, restrictions on endorsements of competitive products during the Term, confidentiality, indemnification, and Lender and Lopez’s independent contractor status.

As compensation for the Services, Lopez or their designees will be paid the following: (i) a cash endorsement fee of Three Hundred Thousand U.S. Dollars ($300,000 USD), payable as follows: (i) One Hundred Twenty-Five Thousand Dollars ($125,000) upon execution of the Endorsement Agreement, (ii) One Hundred Twenty-Five Thousand Dollars ($125,000) quarterly during the Term, beginning on the 90th day following the Effective Date, and (iii) Fifty Thousand Dollars ($50,000) on or prior to the first anniversary of the Effective Date and (ii) warrants exercisable for an aggregate of Fifteen Million (15,000,000) shares of the common stock of the Company at an exercise price of $0.0345 per Share. The Warrants shall have a three-year term commencing from the Effective Date. The right to exercise the Warrants shall be subject to vesting during the Term but shall vest in full upon the consummation of a fundamental transaction involving the Company or upon certain termination events provided for in the Endorsement Agreement. The Exercise Price may be payable via “cashless exercise”, unless the underlying Shares are registered under an effective registration statement under the Securities Act of 1933, as amended. The Shares are subject to certain “piggyback” registration rights.

On July 8, 2022, the Company entered into a consulting agreement with a contractor for a period of twelve months to (i) review the Company’s business plan; (ii) analyze and assess the Company’s revenues, costs, and cash flow; and (iii) introduce the Company to and interface on the Company’s behalf with potential and actual commercial partners. The Company issued 2,000,000 shares of common stock as compensation for the services rendered which were fully earned on the date of issue. In addition, the contractor will receive a monthly fee of $3,000 for the term of the Agreement, commencing on August 1, 2022.

On July 8, 2022, the Company entered into a second consulting agreement with a separate contractor for a period of twelve months to (i) review the Company’s business plan; (ii) analyze and assess the Company’s revenues, costs, and cash flow; and (iii) introduce the Company to and interface on the Company’s behalf with potential and actual commercial partners. The Company issued 2,000,000 shares of common stock as compensation for the services rendered which were fully earned on the date of issue.

On July 11, 2022, the Board approved the issuance of 15,000,000 incentive stock options to William Corbett, the Company’s Chairman and Chief Executive Officer, and 2,000,000 shares of common stock to Richard Rosenblum, the Company’s President and Chief Financial Officer.

On August 5, 2022, the Board approved the issuance of 3,000,000 shares of common stock to Samad Harake or his designees, Mr. Harake is the president of Frictionless Financial Technologies Inc.

Other than the above, the Company has evaluated subsequent events through the date the financial statements were issued, and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “we,” “us,” “our” and the “Company” refer to Innovative Payment Solutions, Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

We are a provider of digital payment solutions and services to businesses and consumers. We are focused on operating and developing “e-wallets” that enable consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely. Our first e-wallet, the Beyond Wallet, is currently operational. Our flagship e-wallet, IPSIPay, was soft launched in December 2021. Our platform (which can be used both business-to-business and business-to-consumer) will facilitate the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers. During the second quarter of 2022, and subsequently, we began publicly testing the capabilities of IPSIPay and have achieved the first commercial downloads of the app. Additionally, we continued our initial launch efforts during the second quarter, and subsequently, we entered into an endorsement agreement with Mario Lopez, which we believe will be a significant part of our commercial launch efforts. We will continue our IPSIPay launch efforts through the remainder of 2022.

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

Impairment of Investments and Intangible assets

We carried investments of $500,001 and Intangible assets of $964,310 as more fully described in Notes 4 and 5 to the condensed consolidated financial statements. The Company tests its Investments and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. The value of our Investments and intangibles is based upon our mutual goal of providing payment services to an underserved market. Currently our investments or our intangible assets have not produced any revenues on which to assess whether the income generated from these assets can support the carrying value of these assets. For impairment testing of investments and intangibles we determine the fair value of the underlying assets using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of our e-wallet services based on management forecasts of the size of the market and expected customer growth and retention, we determined that no impairment charges were necessary, however if we are unable to achieve our forecasts once operations begin, we may need to re-evaluate our forecasts which could result in an impairment charge. Since performing this analysis we have no reason to believe that further impairment is necessary as of June 30, 2022.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Net revenue

We did not have revenues during the three months ended June 30, 2022 and 2021. We anticipate that we will recommence generating meaningful revenue when we fully launch our e-wallets, the timing for which is uncertain and subject to certain risks and uncertainties. We currently anticipate continuing the commercial launch our e-wallets during the remainder of 2022.

Cost of goods sold

As we did not have revenues during the three months ended June 30, 2022 and 2021, we anticipate that we will begin to recognize cost of goods sold when we launch our e-wallets once we have determined our deployment strategy.

General and administrative expenses

General and administrative expenses were $795,537 and $1,719,770 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $924,233 or 53.7%. The decrease is primarily due to the following:

(i)	Consulting fees was $27,900 and $846,100 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $818,200. In the prior year 8,000,000 shares valued at $776,000 were issued to 4 advisory board members as compensation for their services and consulting fees of $45,000 were paid to our previous CTO.

(i)	Payroll expenses were $329,954 and $657,332 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $327,378 or 49.8%. The decrease is primarily due to the creation of a severance provision of $294,000 representing six months of pay for five former employees in the prior year. In addition, gross pay decreased by $110,317 due to the termination of the employment of these employees offset by the employment of a CFO during July 2021, offset by option expense of $94,464 for options granted to our CFO and CEO in August 2021.

(iv)	The balance of the general and administrative expenses increased by approximately $221,345, which is made up of several individually insignificant expenses.

Depreciation

Depreciation was $4,497 and $4,484 for the three months ended June 30, 2022 and 2021, respectively, an increase of $13 or 0.3%, which amount is immaterial.

Interest expense, net

Interest expense was $45,196 and $53,371 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $8,175 or 15.3%. The decrease is due to the repayment of our convertible note with Bellridge, offset by an increase in the principal due on the two remaining convertible notes.

Amortization of debt discount

Amortization of debt discount was $0 and $509,600 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $509,600 or 100.0%. The decrease is due to the full amortization of the debt discount on convertible notes in the first quarter of the current year, in the prior year, debt discount was amortized on the three remaining convertible notes.

Derivative liability movements

Derivative liability movements were $(242,102) and $2,170,946 for the three months ended June 30, 2022 and 2021, respectively, an increase of $2,413,048 or 111.2%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the increase in the mark-to-market value of the derivative liability due to an increase in the share price over the prior quarter.

Net loss

Net loss was $1,087,332 and $116,279 for the three months ended June 30, 2022 and 2021, respectively, an increase in loss of $971,053 or 835.1%. The decrease in general and administrative expenses and amortization of debt discount was offset by the increase in the derivative liability movement, as discussed above.

Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021

Net revenue

We did not have revenues during the six months ended June 30, 2022 and 2021. We anticipate that we will recommence generating meaningful revenue when we fully launch our e-wallets, the timing for which is uncertain and subject to certain risks and uncertainties. We currently anticipate continuing the commercial launch our e-wallets during the remainder of 2022.

Cost of goods sold

As we did not have revenues during the six months ended June 30, 2022 and 2021, we anticipate that we will begin to recognize cost of goods sold when we launch our e-wallets once we have determined our deployment strategy.

General and administrative expenses

General and administrative expenses were $1,664,924 and $6,709,441 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $5,044,517 or 75.2%. The decrease is primarily due to the following:

(i)	Consulting fees was $54,900 and $842,884 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $787,984. In the prior year 8,000,000 shares valued at $776,000 were issued to 4 advisory board members as compensation for their services and consulting fees of $45,000 were paid to our previous CTO.

(ii)	Payroll expenses were $707,551 and $5,217,085 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $4,509,534 or 86.4%. The decrease is primarily due to the issue of warrants exercisable for 20,000,000 shares to our CEO in the prior period with a fair value of $4,327,899 and restricted stock of 1,000,000 shares with a fair value of $50,000 issued to one of our previous employees and the creation of a severance provision of $294,000 representing six months of pay for five former employees in the prior year, offset by an increase in base salaries over the prior period due to an improvement in the caliber of employees, including the hiring of a CFO.

(iv)	The balance of the general and administrative expenses decreased by $253,001, which is made up of several individually insignificant expenses.

Depreciation

Depreciation was $8,993 and $8,651 for the six months ended June 30, 2022 and 2021, respectively, an increase of $342 or 4.0%, which amount is immaterial.

Penalty on convertible notes

Penalty on convertible notes was $719,558 and $0 for the six months ended June 30, 2022 and 2021, an increase of $719,558 or 100.0%. The increase is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes, resulting in the triggering of the repayment penalty per the convertible note agreements as well as an additional 10% penalty for the extension of the maturity date.

Loss on debt conversion

Loss on debt conversion was $0 and $5,184,447 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $5,184,447. The loss on debt conversion during the prior year represented a loss realized on the conversion of convertible notes, into equity at fixed conversion prices which ranged from $0.035 to $0.05 per share, when the stock price ranged from $0.05 per share to $0.22 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the six months ended June 30, 2021.

Interest expense, net

Interest expense was $90,962 and $120,684 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $29,722 or 24.6%. The decrease is due to the repayment of our convertible note with Bellridge, offset by an increase in the principal due on the two remaining convertible notes.

Amortization of debt discount

Amortization of debt discount was $263,200 and $2,623,252 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $2,360,052 or 90.0%. The decrease is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the prior year.

Derivative liability movements

Derivative liability movements were $(149,941) and $3,136,090 for the six months ended June 30, 2022 and 2021, respectively. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the increase in the mark-to-market value of the derivative liability due to an increase in the share price over the prior period.

Net loss

Net loss was $2,897,578 and $11,510,385 for the six months ended June 30, 2022 and 2021, respectively, a decrease in loss of $8,612,807 or 74.8%. The decrease is due to the decrease in general and administrative expenses, the loss realized on the conversion of convertible debt in the prior year and the decrease in amortization of debt discount, offset by the movement in derivative liabilities, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of approximately $45.0 million through June 30, 2022 and incurred negative cash flow from operations of $1. 4 million for the six months ended June 30, 2022. Our primary focus is on launching and operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy.

At June 30, 2022, we had cash of approximately $2.5 million and a working capital deficit of $0.2 million including a derivative liability of approximately $0.6 million, after eliminating the derivative liability our working capital is $0.4 million.

We utilized cash of approximately $1.4 million in operations for each of the six months ended June 30, 2022 and 2021.

We invested approximately $0.3 million in our e-wallet platforms to enhance our product offering. We currently anticipate continuing the commercial launch our e-wallets during the remainder of 2022.

We utilized cash of $1.1 million during the current period to repay a convertible note together with a prepayment penalty. Cash provided by financing activities for the six months ended June 30, 2021 was primarily comprised of gross proceeds of approximately $4.6 million from the private placement on March 17, 2021, approximately $3.0 million from warrants exercised and approximately $2.6 million from convertible debt issued, we utilized $0.5 million for share issue expenses and repaid convertible debt of approximately $0.5million during the period.

At June 30, 2022, we had outstanding notes in the principal amount of approximately $1.7 million. The notes were issued on February 16, 2021, and the maturity date was extended from February 16, 2022 to August 16, 2022. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rate of 10% per annum. and are convertible into our common stock at a conversion price of $0.15 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our common stock for the last 10 consecutive trading days. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

We expect to invest an additional $150,000 to enhance our e-wallet products, other capital expenditure is expected to be less than $100,000 during the next twelve month period. Accordingly, we expect to meet our cash requirements for the next twelve months, beyond twelve months, we expect to raise either debt or equity funding and generate revenue from operations to meet cash requirements. We will also incur costs and expenses on sales and marketing initiatives and for our general working capital.

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

We do not have any off-balance sheet financing arrangements as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2022 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Below is a description of our outstanding pending litigation matters. Litigation is subject to inherent uncertainties and an adverse result in the below described or other matters may arise from time to time that may harm our business.

Voloshin v. Innovative Payment Solutions, Inc.

On October 20, 2021, a complaint was filed against our company and certain of its officers and directors with the Occupational Safety and Health Administration of the United Stated Department of Labor (“OSHA”), captioned Naum Voloshin, Yulia Rey, Alexander Voloshin, Andrey Novikov, and Frank Perez v. Innovative Payment Solutions, Inc., William Corbett, Richard Rosenblum, Madisson Corbett, Jim Fuller, Cliff Henry and David Rios. The complaint generally alleges that complainants, four former employees of our company and one employee who is on suspension, did not receive compensation to which they claim they were entitled and that they were wrongfully terminated for engaging in protected activities in violation of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. The complaint seeks reinstatement of complainants’ employment, monetary damages including back pay, raises, bonuses, benefits, overtime, emotional distress and loss of reputation, orders of abatement and injunctive relief, and costs of litigation. While the outcome of this action is presently uncertain at this point, we intend to vigorously defend against the action. In early 2022, OSHA dismissed the claims of Ms. Rey and Mr. Perez; they have appealed that decision. We have moved to dismiss the remaining claims and OSHA has yet to take action on that motion. No other formal activity has taken place in the proceedings. We may engage in alternative dispute resolution with the plaintiffs but there can be no assurance that these efforts will be successful.

Minkovich v. Corbett, et al.

On May 26, 2022, Mr. Jan Minkovich (“Minkovich”) filed a lawsuit in California Superior Court in Los Angeles County (Minkovich v. Corbett, et al., CASE NO. 22CHCV00377) against our company and our Chairman and Chief Executive Officer William Corbett. The complaint asserts six causes of action for: (I) breach of contract; (II) nonpayment of wages; (III) waiting time penalties; (IV) failure to indemnify for alleged employee business expenses; (V) violation of Section 17200 of the California Business and Professional Code; and (VI) wrongful termination of employment in violation of public policy. Minkovich seeks $570,000 in damages, penalties, and attorneys’ fees plus shares equal to five percent (5%) ownership of our company.

We are vigorously defending these claims, which are premised upon a putative three-year employment agreement that is not signed by our company or Mr. Corbett, and which Minkovich admits in his complaint that we expressly refused to sign.

We and Mr. Corbett have filed a demurrer (the equivalent of a motion to dismiss) with respect to each of the claims. The demurrer is scheduled to be argued before the Court on October 4, 2022. We are also moving to compel Minkovich to arbitrate his claims on the grounds that his purported employment agreement contains a binding arbitration clause. The motion to compel arbitration is scheduled to be heard by the court on November 8, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously reported, on October 22, 2021, the Company conducted its 2021 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, among other matters, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 500,000,000 shares to 750,000,000 shares. On December 7, 2021, such amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of Nevada. A copy of such amendment is filed as Exhibit 3.1 to this Current Report.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1*	Certificate of Amendment to Articles of Incorporation, dated December 7, 2021.
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: August 11, 2022	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)