Form 10-Q/A
period 2022-06-30
Innovative Payment Solutions, Inc.
filed 2022-08-16
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56B 5th Avenue, Lot 1 #AT Carmel By The Sea, CA	93921
(Address of principal executive offices)	(Zip Code)

(866) 477-4729

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 10, 2022, there were 376,901,679 shares of the Company’s common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022, is solely to correct the number of shares of the Company’s shares of common stock issued and outstanding on August 10, 2022, the date of filing the Form 10-Q. The Form 10-Q disclosed 367,901,679 instead of 376,901,679 shares of the Company’s shares of common stock due to a clerical error.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 11, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 11, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	These exhibits were previously included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 11, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: August 16, 2022	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)

2