Form 10-Q/A
period 2022-06-30
Innovative Payment Solutions, Inc.
filed 2022-10-28
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this “Amendment No. 2”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022, as amended by Amendment No. 1 thereto, filed with the SEC on August 16, 2022 (“Amendment No. 1”), is solely to correct a typographical error related to the whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act of 1933, as amended). The checkbox for this question on the cover page of Amendment No. 1 was inadvertently checked “yes” when it should have been checked “no” (as the registrant is not a shell company). This checkbox was checked “no” in the original Form 10-Q, and is checked “no” in this Amendment No. 2.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment No. 2 makes no other changes to the Form 10-Q as filed with the SEC on August 11, 2022 or Amendment No. 1 filed on August 16, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment No. 2 does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 11, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	Inline XBRL Instance Document (1)
101.CAL	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (*)

*	Filed herewith.

(1)	Incorporated by reference to the registrant’s Form 10-Q filed with the SEC on August 11, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Payment Solutions, Inc.

Date: October 28, 2022	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2022	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)

2