Form 10-Q
period 2022-09-30
Innovative Payment Solutions, Inc.
filed 2022-11-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 376,901,679 shares of the Company’s common stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including scaling our IPSIPay® and Beyond Wallet product offerings by increasing app downloads and usage by customers;

●	acceptance by the marketplace of our products and services, notably IPSIPay and Beyond Wallet;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees;

●	adverse changes in general market conditions for digital payment solutions such as IPSIPay, Beyond Wallet and other products and services we offer or may in future offer;

●	our ability to generate revenue, positive cash flow and, ultimately, profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash	$1,352,983	$5,449,751
Other current assets	133,880	85,034
Total Current Assets	1,486,863	5,534,785

Non-current assets
Plant and equipment	52,434	28,799
Intangible assets	1,198,011	625,000
Security deposit	47,592	34,800
Investment	500,001	500,001
Total Non-Current Assets	1,798,038	1,188,600
Total Assets	$3,284,901	$6,723,385

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$574,825	$465,205
Convertible debt, net of unamortized discount of $0 and $263,200, respectively	2,210,802	1,961,354
Derivative liability	710,389	407,161
Total Current Liabilities	3,496,016	2,833,720

Non-Current Liabilities
Federal relief loans	162,560	158,353
Total Non-Current Liabilities	162,560	158,353

Total Liabilities	3,658,576	2,992,073

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	-	-
Common stock, $0.0001 par value; 750,000,000 and 500,000,000 shares authorized, 376,901,679 and 367,901,679 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	37,690	36,790
Additional paid-in-capital	47,863,546	45,771,012
Accumulated deficit	(48,290,394)	(42,111,701)
Total equity (deficit) attributable to Innovative Payment Solutions, Inc. Stockholders	(389,158)	3,696,101
Non-controlling interest	15,483	35,211
Total Equity (deficit)	(373,675)	3,731,312
Total Liabilities and Equity (Deficit)	$3,284,901	$6,723,385

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative	2,721,451	2,747,693	4,386,375	9,457,134
Depreciation and amortization	20,500	4,642	29,493	13,293
Total Expense	2,741,951	2,752,335	4,415,868	9,470,427

Loss from Operations	(2,741,951)	(2,752,335)	(4,415,868)	(9,470,427)

Loss on debt conversion	-	-	-	(5,184,447)
Penalty on convertible notes	(602,100)	-	(1,321,658)	-
Interest expense	(51,340)	(53,903)	(142,302)	(174,587)
Amortization of debt discount	-	(515,200)	(263,200)	(3,138,452)
Derivative liability movements	84,895	1,578,361	(65,046)	4,714,451
Loss before Income Taxes	(3,310,496)	(1,743,077)	(6,208,074)	(13,253,462)

Income Taxes	-	-	-	-
Net Loss	(3,310,496)	(1,743,077)	(6,208,074)	(13,253,462)
Net loss attributable to non-controlling interest	7,652	-	29,381	-
Net loss attributable to Innovative Payment Solutions, Inc. stockholders	$(3,302,844)	$(1,743,077)	$(6,178,693)	$(13,253,462)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding – Basic and diluted	375,956,027	364,722,331	370,615,966	323,034,956

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three and Nine Months Ended September 30, 2022

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	-	$-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312
Stock based option expense	-	-	-	-	94,466	-	-	94,466
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,801,494)	(8,752)	(1,810,246)
Balance at March 31, 2022	-	$-	367,901,679	$36,790	$45,928,244	$(43,913,195)	$26,459	$2,078,298
Contribution by minority shareholders							9,653	9,653
Stock based option expense	-	-	-	-	94,462	-	-	94,462
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,074,355)	(12,977)	(1,087,332)
Balance at June 30, 2022	-	$-	367,901,679	$36,790	$46,085,472	$(44,987,550)	$23,135	$1,157,847
Fair value of warrants issued	-	-	-	-	322,918	-	-	322,918
Shares issued for services	-	-	7,000,000	700	332,300	-	-	333,000
Restricted stock awards	-	-	2,000,000	200	109,800	-	-	110,000
Stock based option expense	-	-	-	-	1,013,056	-	-	1,013,056
Net loss	-	-	-	-	-	(3,302,844)	(7,652)	(3,310,496)
Balance at September 30, 2022	-	$-	376,901,679	$37,690	$47,863,546	$(48,290,394)	$15,483	$(373,675)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	-	$-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$-	$(4,430,813)
Warrants exercised	-	-	44,074,284	4,407	2,199,307	-	-	2,203,714
Share subscriptions	-	-	30,333,334	3,033	4,546,967	-	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	-	(501,100)
Conversion of debt to equity	-	-	61,793,616	6,180	7,437,488	-	-	7,443,668
Fair value of warrants issued as compensation	-	-	-	-	4,327,899	-	-	4,327,899
Stock based compensation	-	-	2,500,000	250	213,499	-	-	213,749
Net loss	-	-	-	-	-	(11,394,106)	-	(11,394,106)
Balance at March 31, 2021	-	$-	332,338,981	$33,233	$41,403,459	$(39,023,681)	$-	$2,413,011
Warrants exercised	-	-	16,112,698	1,611	804,024	-	-	805,635
Shares issued for services	-	-	8,000,000	800	775,200	-	-	776,000
Stock based compensation	-	-	-	-	72,141	-	-	72,141
Net loss	-	-				(116,279)	-	(116,279)
Balance as of June 30, 2021	-	$-	356,451,679	$35,644	$43,054,824	$(39,139,960)	$-	$3,950,508
Shares issued for services	-	-	5,650,000	565	442,485	-	-	443,050
Stock based compensation	-	-	5,800,000	580	1,802,102	-	-	1,802,682
Net loss	-	-	-	-	-	(1,743,077)	-	(1,743,077)
Balance as of September 30, 2021	-	$-	367,901,679	$36,789	$45,299,411	$(40,883,037)	-	$4,453,163

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,208,074)	$(13,253,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	65,046	(4,714,451)
Depreciation	29,493	13,293
Amortization of debt discount	263,200	3,138,452
Loss on conversion of debt to equity	-	5,184,447
Penalty on convertible debt	1,321,658	-
Deposit forfeited	-	4,000
Shares issued for services	333,000	1,219,050
Stock based compensation	1,437,516	6,416,471
Fair value of warrants issued	322,918	-
Amortization of right of use asset	-	17,857
Changes in Assets and Liabilities
Other current assets	(48,846)	(53,834)
Accounts payable and accrued expenses	109,621	17,545
Operating lease liabilities	-	(17,857)
Interest accruals	54,042	144,773
CASH USED IN OPERATING ACTIVITIES	(2,320,426)	(1,883,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(585,640)	(250,000)
Investment in Frictionless Financial Technologies Inc.	-	(500,000)
Deposits paid	(12,792)	(4,800)
Plant and equipment purchased	(40,500)	(9,234)
NET CASH USED IN INVESTING ACTIVITIES	(638,932)	(764,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from minority shareholder contributions	9,653	-
Proceeds from share issuances	-	4,550,000
Share issue expenses	-	(501,100)
Pr0oceeds from warrants exercised	-	3,009,349
Repayment of loans payable	-	(22,049)
Repayment of convertible notes	(1,147,063)	(521,000)
Proceeds from short term notes and convertible notes	-	2,569,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,137,410)	9,084,200

NET INCREASE (DECREASE) IN CASH	(4,096,768)	6,436,450
CASH AT BEGINNING OF PERIOD	5,449,751	94,703
CASH AT END OF PERIOD	$1,352,983	$6,531,153

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$88,260	$29,813
NON CASH INVESTING AND FINANCING ACTIVITIES
De-recognition of right of use lease on early termination	$-	$34,070
Conversion of convertible debt to equity	$-	$2,259,221
Debt discount on convertible debt	$-	$-

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

The Company is presently focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, Beyond Wallet, is currently operational and is focused on business customers. The Company’s flagship e-wallet, IPSIPay, is also fully operational. IPSIPay, which is focused on individual customers, was first launched in December 2021 and its commercial launch has continued during 2022. Previously the Company intended to invest in physical kiosks, which required the user presence at the kiosk location. The Company still intends to use its existing kiosks in certain target markets within Southern California, but its principal focus will be on downloadable apps used via smartphones.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended September 30, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2021, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

The Company’s operations are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. These risks include, without limitation, risks associated with (i) COVID-19 and its variants, (ii) launching and scaling the Company’s e-wallet and related products and the use by customers of such products, (iii) developing and implementing successful marketing campaigns and other strategic initiatives; (iv) competition, (iv) compliance with applicable laws, rules and regulations (including those related to fund remittance); (v) the Company’s outstanding indebtedness, including the Company’s ability to repay or extend the maturity of such indebtedness (see Note 8); (vi) inflation and other economic factors and (vii) the Company’s ability to obtain necessary financing. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended September 30, 2022. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company has not generated any revenue for the nine months ended September 30, 2022 and 2021 and only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2022 and 2021, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2022 and December 31, 2021, the balance exceed the federally insured limit by $1,094,504 and $5,117,551, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2022 and December 31, 2021.

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

The Company had no revenues during the nine months ended September 30, 2022 and 2021.

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

ASC Topic 815, Derivatives and hedging (“ASC 815”) generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

q)	Income Taxes

The Company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2022 and December 31, 2021, there have been no interest or penalties incurred on income taxes.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the end of nine months ended September 30, 2022, the Company had a net loss of $6,208,074. In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The Company had a cash balance of $1,352,983 available as of September 30, 2022. Based on its evaluation of the Company’s current business plan, and assuming the Company can extend the maturity date of its existing indebtedness (see Note 8), management believes the Company’s existing cash is sufficient to conduct planned operations for at least one year from the date of issuance of these financial statements.

However, given the Company’s losses, negative cash flows and existing indebtedness, the Company will be required to raise significant additional funds to progress its business as planned by issuing equity or equity-linked securities. Should this occur, the Company’s stockholders would experience dilution, perhaps significantly. Additional debt financing, if available, may involve covenants restricting the Company’s operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to the Company or its stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support the Company’s operations on favorable terms, or at all.

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

On August 26, 2021, the Company formed a subsidiary, Beyond Fintech. to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owns 51% of Beyond Fintech with the other 49% owned by Frictionless.

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, and during the nine months ended September 30, 2022, an additional $544,320 was spent by the Company to facilitate the functioning of the IPSIPay software in the cloud environment. Beyond Fintech spent an additional $41,320 on software to further enhance the Beyond Wallet product offering.

	September 30, 2022	December 31, 2021
Purchased Technology	$1,210,640	$625,000
Accumulated amortization	(12,629)	-
	$1,198,011	$625,000

Amortization expense was $12,629 for the three and nine months ended September 30, 2022 and $0 for the three and the nine months ended September 30, 2021.

5	INVESTMENTS

Investment in Frictionless Financial Technologies Inc.

On June 22, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with Frictionless, to purchase 150 common shares for gross proceeds of $500,000, representing 10.0% of the outstanding common shares. In terms of the SPA, Frictionless agreed to deliver to the Company on or before August 30, 2021, a live fully compliant financial payment software as a service solution for use by the Company as a digital payment platform that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate to Company’s product offerings. The Company’s IPSIPay app is the digital payment platform developed by Frictionless for the Company, and currently Frictionless provides back-end technical services to the Company relating to IPSIPay.

The Company has undertaken to issue Frictionless a non-restricted, non-dilutable 5 year warrant to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share, upon delivery of the financial payment software. Frictionless has delivered the IPSIPay-related software and the warrants will be issued in accordance with the agreement.

The Company has the right to appoint, and has appointed, one member to the board of directors of Frictionless, which appointee will remain on the board as long as the Company is the holder of the Frictionless common stock.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

The shares in Frictionless are unlisted as of September 30, 2022.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5	INVESTMENTS (continued)

As of September 30, 2022 and December 31, 2021, the Company maintained the impairment of the carrying value of the investment in Vivi Holdings based on no activity by Vivi’s management for its proposed initial public offering and fund raising activities. The total impairment as of September 30, 2022 and December 31, 2021 was $1,019,960.

The shares in Vivi Holdings are unlisted as of September 30, 2022.

	September 30, 2022	December 31, 2021
Investment in Frictionless Financial Technologies, Inc.	$500,000	$500,000
Investment in Vivi Holdings, Inc.	1	1
	$500,001	$500,001

6	LEASES

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

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating lease expense	$43,200	$17,857

Other lease information:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(45,200)	$(60,403)

Remaining lease term – operating lease	-	6 months

Maturity of Operating Leases

The amount of future minimum lease payments under operating leases are as follows:

Amount
Undiscounted minimum future lease payments under leases with terms twelve months or less
Total instalments due:
2022	$-

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company has accrued interest of $12,560 on this loan as of September 30, 2022.

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Effective Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2022 Amount, net	December 31, 2021 Amount, net
Cavalry Fund I LP	28.7%	November 16, 2022	$1,091,754	$13,647	$-	$1,105,401	$548,872

Mercer Street Global Opportunity Fund, LLC	28.7%	November 16, 2022	1,091,754	13,647	-	1,105,401	548,872

Bellridge Capital LP.	10%	February 16, 2022	-	-	-	-	863,609

Total convertible notes payable			$2,183,508	$27,294	$-	$2,210,802	$1,961,353

Interest expense totaled $49,912 and $52,236 and amortization of debt discount totaled $0 and $515,200 for the three months ended September 30, 2022 and 2021, respectively, and interest expense totaled $138,085 and $169,695 and amortization of debt discount totaled $263,200 and $3,138,452 for the nine months ended September 30, 2022 and 2021, respectively.

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

On February 3, 2022, the Company extended the maturity date of its Cavalry Note from February 16, 2022 to August 16, 2022. The Cavalry Note was due to mature on February 16, 2022 and would have resulted in the accrual of a $157,499 prepayment penalty on the principal of $572,000 and interest of $57,994 outstanding, totaling $787,493. Cavalry agreed to extend the maturity date of the Cavalry Note to August 16, 2022 in consideration of the principal amount outstanding under the Cavalry Note being increased by an additional $78,749, thereby increasing the total principal outstanding to $866,242. On August 30, 2022, the Company further extended the maturity date of its Cavalry note from August 16, 2022 to November 16, 2022. In terms of the agreement entered into with Cavalry, the principal outstanding was increased by $181,959 and the interest outstanding as of August 31, 2022 of $43,553 was capitalized, resulting in a principal balance outstanding of $1,091,754. In addition, the Company granted Cavalry a warrant exercisable for 3,000,000 shares of Common Stock at an exercise price of $0.15 per share, maturing on August 30, 2027 and valued at $119,091 on the date of grant.

This change to the maturity dates of the Cavalry Note from February 16, 2022 to August 31, 2022 and subsequently to November 16, 2022, was assessed in terms of ASC 470-50 as a debt extinguishment, which resulted in a penalty expense of $181,959 and $260,708 for the three months and nine months ended September 30, 2022, respectively, in addition the value of the warrant issued on the debt extension from August 16, 2022 to November 16, 2022, resulted in an additional penalty expense of $119,091 for the three and nine months ended September 30, 2022.

The balance of the Cavalry Note plus accrued interest at September 30, 2022 was $1,105,401.

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

On February 3, 2022, the Company extended the maturity date of its Mercer Note from February 16, 2022 to August 16, 2022. The Mercer Note was due to mature on February 16, 2022 and would have resulted in the accrual of a $157,499 prepayment penalty on the principal of $572,000 and interest of $57,994 outstanding, totaling $787,493. Mercer agreed to extend the maturity date of the Mercer Note to August 16, 2022 in consideration of the principal amount outstanding under the Mercer Note being increased by an additional $78,749, thereby increasing the total principal outstanding to $866,242. On August 30, 2022, the Company further extended the maturity date of its Mercer note from August 16, 2022 to November 16, 2022. In terms of the agreement entered into with Mercer, the principal outstanding was increased by $181,959 and the interest outstanding as of August 31, 2022 of $43,553 was capitalized, resulting in a principal balance outstanding of $1,091,754. In addition, the Company granted Mercer a warrant exercisable for 3,000,000 shares of Common Stock at an exercise price of $0.15 per share, maturing on August 30, 2027 and valued at the date of grant at $119,091.

This change to the maturity dates of the Mercer Note from February 16, 2022 to August 31, 2022 and subsequently to November 16, 2022, was assessed in terms of ASC 470-50 as a debt extinguishment, which resulted in a penalty expense of $181,959 and $260,708 for the three months and nine months ended September 30, 2022, respectively, in addition the value of the warrant issued on the debt extension from August 16, 2022 to November 16, 2022, resulted in an additional penalty expense of $119,091 for the three and nine months ended September 30, 2022.

The balance of the Mercer Note plus accrued interest at September 30, 2022 was $1,105,401.

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

On August 30, 2022, the company extended the maturity date of convertible notes issued to Cavalry and Mercer and agreed to grant each note holder a warrant exercisable for 3,000,000 shares of Common Stock at an exercise price of $0.15 per share with a maturity date of August 30, 2027. The warrant has full ratchet anti-dilution clauses and have fundamental transaction clauses which may give rise to cash settlement which gives rise to a derivative financial liability, which was originally valued at the grant date using a Black--Scholes valuation model at $238,182.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9	DERIVATIVE LIABILITY (continued)

The value of this derivative financial liability was re-assessed at September 30, 2022 at $710,389, and $84,895 was credited and $65,046 was charged to the statement of operations for the three and nine months ended September 30, 2022, respectively. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2022	Year ended December 31, 2021
Conversion price	$ 0.05 to $0.15	$ 0.05 to $0.24
Risk free interest rate	0.79 to 4.25%	0.05 to 1.12%
Expected life of derivative liability	1.5 to 59 months	1.6 to 49.6 months
Expected volatility of underlying stock	120.49 to 258.3%	161.19 to 215.33%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	September 30, 2022	December 31, 2021
Opening balance	$407,161	$2,966,416
Derivative financial liability arising from convertible note and warrants	238,182	2,569,000
Fair value adjustment to derivative liability	65,046	(5,128,255)
	$710,389	$407,161

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company had 376,901,679 and 367,901,679 shares of Common Stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

On July 8, 2022, the Company entered into a consulting agreement with a third-party contractor for a period of twelve months to (i) review the Company’s business plan; (ii) analyze and assess the Company’s revenues, costs, and cash flow; and (iii) introduce the Company to and interface on the Company’s behalf with potential and actual commercial partners. The Company issued 2,000,000 shares of Common Stock as compensation for the services rendered which were fully earned on the date of issue. These shares were valued at $84,000 at the date of grant. In addition, the contractor will receive a monthly fee of $3,000 for the term of the Agreement, commencing on August 1, 2022.

On July 8, 2022, the Company entered into a second consulting agreement with a separate third-party contractor for a period of twelve months to (i) review the Company’s business plan; (ii) analyze and assess the Company’s revenues, costs, and cash flow; and (iii) introduce the Company to and interface on the Company’s behalf with potential and actual commercial partners. The Company issued 2,000,000 shares of Common Stock as compensation for the services rendered which were fully earned on the date of issue. These shares were valued at $84,000 at the date of grant.

On July 11, 2022, the Board approved the issuance of  2,000,000 restricted shares of Common Stock to Richard Rosenblum, the Company’s President and Chief Financial Officer. These shares were valued at $110,000 at the date of grant.

On August 5, 2022, the Board approved the issuance of 3,000,000 shares of Common Stock to Samad Harake or his designees as compensation for the services rendered which were fully earned on the date of issue., Mr. Harake is the president and control person of Frictionless. These shares were valued at $165,000 at the date of grant.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2021 to September 30, 2022 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2021	20,495,000	$0.049	15,371,250	$0.049	5,123,750	$0.049
Granted and issued	2,500,000	0.050	2,500,000	0.050	-	-
Forfeited/Cancelled	(1,500,000)	(0.050)	(1,500,000)	(0.050)	-	-
Vested	-	-	(6,123,750)	(0.049)	6,123,750	0.049
Outstanding December 31, 2021	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049
Granted and issued	2,000,000	0.055	-	-	2,000,000	0.055
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding September 30, 2022	23,495,000	$0.050	5,123,750	$0.049	18,371,250	$0.050

The restricted stock granted, issued and exercisable at September 30, 2022 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	15,371,250	$0.049
$0.050	1,000,000	0.050	1,000,000	0.050
$0.055	2,000,000	0.055	2,000,000	0.055
	23,495,000	$0.050	18,371,250	$0.050

The Company has recorded an expense of $172,766 and $44,165 for the three months ended September 30, 2022 and 2021, respectively and $298,298 and $188,448 for the nine months ended September 30, 2022 and 2021, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of September 30, 2022 and December 31, 2021.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

Effective July 8, 2022 (the “Effective Date”), the Company entered into an Endorsement Agreement with Pez-Mar, Inc., a California corporation (“Pez-Mar”), to furnish the services of Mario Lopez (“Lopez”). Pursuant to the Endorsement Agreement, Lopez will act as a Company spokesperson in connection with the promotion, advertisement and endorsement of the Company’s physical and virtual payment processing and money remittance business and the Company’s related products and services.

The Endorsement Agreement has a term of two (2) years from the Effective Date (the “Term”), which is subject to earlier termination on customary terms and conditions. The parties have agreed to certain deliverables of Lopez during the term of the agreement, including with respect to social media posts, television commercials, interviews and photo shoots. The Endorsement Agreement also contains other customary terms, covenants and conditions, including representations and warranties, restrictions on endorsements of competitive products during the term of the agreement, confidentiality, indemnification, and Pez-Mar and Lopez’s independent contractor status.

As compensation for the services provided under the Endorsement Agreement, Lopez or their designees are entitled to the following payments: (i) a cash endorsement fee of Three Hundred Thousand U.S. Dollars ($300,000 USD), payable as follows: (i) One Hundred Twenty-Five Thousand Dollars ($125,000) upon execution of the Endorsement Agreement, (ii) One Hundred Twenty-Five Thousand Dollars ($125,000) quarterly during the Term, beginning on the 90th day following the Effective Date, and (iii) Fifty Thousand Dollars ($50,000) on or prior to the first anniversary of the Effective Date and (ii) warrants exercisable for an aggregate of Fifteen Million (15,000,000) shares of the Common Stock at an exercise price of $0.0345 per share. The Warrants shall have a three-year term commencing from the Effective Date. The right to exercise the Warrants shall be subject to vesting during the Term but shall vest in full upon the consummation of a fundamental transaction involving the Company or upon certain termination events provided for in the Endorsement Agreement. The Exercise Price may be payable via “cashless exercise”, unless the underlying Shares are registered under an effective registration statement under the Securities Act of 1933, as amended. The Shares are subject to certain “piggyback” registration rights.

On August 30, 2022, the Company extended the maturity date of convertible notes issued to Cavalry and Mercer and agreed to grant each note holder a warrant exercisable for 3,000,000 shares of Common Stock at an exercise price of $0.15 per share with an expiration date of August 30, 2027.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2022
Exercise price	$0.0345 to 0.15
Risk free interest rate	3.14 to 3.27%
Expected life	3 to 5 years
Expected volatility of underlying stock	189.1 to 199.2%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

A summary of warrant activity during the period January 1, 2021 to September 30, 2022 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	(20,000,000)	0.24	0.24
Exercised	(60,186,982)	0.05	0.05
Outstanding December 31, 2021	37,304,105	$0.05 – 0.1875	$0.12
Granted	21,000,000	0.0345 – 0.15	0.07
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2022	58,304,105	$0.05 – 0.1875	$0.11

The warrants outstanding and exercisable at September 30, 2022 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.0345	15,000,000	2.77		8,437,500		2.77
$0.05	10,823,813	3.03		10,823,813		3.03
$0.15	30,053,625	3.73		30,053,625		3.73
$0.1875	2,426,667	3.46		2,426,667		3.46
	58,304,105	3.34	$0.11	51,741,605	$0.11	3.42

The warrants outstanding have an intrinsic value of $0 as of September 30, 2022 and December 31, 2021.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

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

On July 11, 2022, the Board approved, granted and issued 15,000,000 ten-year incentive stock options, with immediate vesting, to the Company’s Chairman and Chief Executive Officer at an exercise price of $0.15 per share. This resulted in an immediate expense of $823,854 for the three and nine months ended September 30, 2022.

On September 13, 2022, the Company granted ten-year options exercisable for 200,000 shares of Common Stock, with immediate vesting, to each of its four non-executive directors, totaling options exercisable for 800,000 shares of Common Stock at an exercise price of $0.04 per share. This resulted in an immediate expense of $31,970 for the three and nine months ended September 30, 2022.

The fair value of the options granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2022
Exercise price	$ 0.04 to 0.15
Risk free interest rate	2.99 to 3.42%
Expected life	10.0 years
Expected volatility of underlying stock	206.4 to 208.4%
Expected dividend rate	0%

A summary of option activity during the period January 1, 2021 to September 30, 2022 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	100,000	$0.40	$0.40
Granted	30,416,666	0.15 – 0.24	0.15
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2021	30,516,666	$0.15 to 0.40	$0.15
Granted	15,800,000	0.04 – 0.15	0.14
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2022	46,316,666	$0.04 to 0.40	$0.15

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The options outstanding and exercisable at September 30, 2022 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.04	800,000	9.96		800,000		9.96
0.15	45,208,333	9.19		35,625,000		9.27
0.24	208,333	8.40		208,333		8.40
0.40	100,000	6.25		100,000		6.25
	46,316,666	9.19	$0.15	36,733,333	$0.15	9.27

The options outstanding have an intrinsic value of $0 as of September 30, 2022 and December 31, 2021, respectively.

The option expense was $950,290 and $1,196,566 for the three months ended September 30, 2022 and 2021, respectively and $1,139,220 and $1,288,174 for the nine months ended September 30, 2022 and 2021, respectively.

11	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine months ended September 30, 2022 and 2021 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and nine months ended September 30 2022 and 2021 are as follows:

	Three and nine months ended September 30, 2022 (Shares)	Three and nine months ended September 30, 2021 (Shares)
Convertible debt	14,738,682	13,626,666
Stock options	46,316,666	30,516,666
Warrants to purchase shares of Common Stock	58,304,105	37,304,104
	119,359,453	81,447,436

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On February 22, 2021, the Board awarded James Fuller ( a director of the Company until November 2, 2022 when he voluntarily retired as a member of the Board) options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of Common Stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

On July 22. 2021, the Company granted Mr. Fuller 2,000,000 shares of Common Stock, valued at $154,000.

Additionally, the Board approved the repricing of the options exercisable for 208,333 shares of Common Stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share.

On September 13, 2022, the Company granted Mr. Fuller ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share.

The option expense for Mr. Fuller for the three and the nine months ended September 30, 2022 was $7,993.

Andrey Novikov

On February 22, 2021, the Board awarded Andrey Novikov options under the Company’s 2018 Stock Incentive Plan to purchase 208,333 shares of Common Stock. The options are exercisable for a period of ten years from the date of grant, vest in full on the date of grant and have an exercise price of $0.24 per share.

On May 31, 2021, Mr. Novikov notified the Board of his decision to resign as a member of the Board and as Secretary of the Company, effective as of June 1, 2021. Since August 2021, Mr. Novikov has been on suspension from service as the Company’s Chief Technology Officer. On November 11, 2022, with the recommendation of a special committee of disinterested members of the Board who had reviewed this matter, the Board approved the formal termination of Mr. Novikov’s employment with the Company for “cause.”

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

William Corbett (continued)

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

On July 11, 2022, the Company granted Mr. Corbett ten-year options exercisable for 15,000,000 shares of Common Stock at an exercise price of $0.15 per share.

The option expense for Mr. Corbett for the three and the nine months ended September 30, 2022 was $890,442 and $1,023,614, respectively.

Clifford Henry

On May 1, 2021, the Company appointed Mr. Henry to the Board.

On July 22, 2021, the Company granted Mr. Henry 2,000,000 shares of Common Stock, valued at $154,000.

Mr. Henry has an oral consulting arrangement with the Company whereby he is paid $3,500 per month for financial and capital markets advice. This consulting agreement commenced in May, 2021 and was approved and ratified by the Board in March 2022. This consulting agreement and related payments were terminated in September 2022.

On September 13, 2022, the Company granted Mr. Henry, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Henry for the three and the nine months ended September 30, 2022 was $7,993.

Madisson Corbett

On May 1, 2021, the Company appointed Ms. Corbett to the Board. Ms. Corbett is the daughter of Mr. William Corbett, the Company’s Chief Executive Officer and Chairman of the Board.

On July 22, 2021, the Company granted Ms. Corbett 2,000,000 shares of Common Stock, valued at $154,000.

On September 13, 2022, the Company granted Ms. Corbett, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Ms. Corbett for the three and the nine months ended September 30, 2022 was $7,993.

David Rios

On July 22, 2021, the Company appointed David Rios to the Board.

On July 22, 2021, the Company granted Mr. Rios 1,000,000 shares of Common Stock, valued at $77,000.

On September 13, 2022, the Company granted Mr. Rios, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Rios for the three and the nine months ended September 30, 2022 was $7,993.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	RELATED PARTY TRANSACTIONS (continued)

Richard Rosenblum

On July 22, 2021, the Company appointed Richard Rosenblum as President and Chief Financial Officer of the Company. In addition, Mr. Rosenblum was elected to the Board to serve until the Company’s next annual meeting of shareholders and was subsequently appointed as the Company’s Secretary.

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

On July 11, 2022, the Company granted Mr. Rosenblum 2,000,000 restricted shares of Common Stock valued at $110,000, all of which are vested.

The option expense for Mr. Rosenblum for the three months and nine months ended September 30, 2022 was $27,879 and $83,636, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	COMMITMENTS AND CONTINGENCIES

The Company has convertible notes, disclosed under note 8 above, which mature on November 16, 2022. Should these notes not be converted to Common Stock prior to that date, the Company may need to repay the principal and interest outstanding on these notes.

14	SUBSEQUENT EVENTS

On November 2, 2022, the Company conducted its 2022 annual meeting of stockholders.

At the Annual Meeting, the Company’s stockholders (i) elected each of William D. Corbett, Richard Rosenblum, Madisson Corbett, Clifford Henry and David Rios as directors’ of the Company until the next annual meeting or until their successors shall be elected and qualified, (ii) ratified the appointment of RBSM LLP as the Company’s independent registered public accounting firm for fiscal year ended December 31, 2022, (iii) approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock at a ratio (to be determined in the discretion of the Company’s Board during a two year period ending on November 2, 2024) within a range of one (1) share of Common Stock for every two (2) to thirty (30) shares of Common Stock, and (iv) approved a potential adjournment of the annual meeting,

The Company’s stockholders did not approve the proposed amendment to the Company’s Articles of Incorporation to provide the board of directors with the authority to, at its discretion, fix by resolution or resolutions, the designations, rights and privileges of the Company’s authorized preferred stock.

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

Overview

We are a provider of digital payment solutions and services to businesses and consumers. We are focused on operating and developing “e-wallets” that enable consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely. Our first e-wallet, the Beyond Wallet, is focused on the business market and is currently operational. Our flagship e-wallet, IPSIPay, is focused on the consumer market and was fully launched in July 2022 after a soft launch in December 2021.

Our platform (which can be used both business-to-business and business-to-consumer) facilitates the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers.

During the third quarter of 2022, we completed the key integration of our IPSIPay mobile application and back-end payment processing infrastructure through our commercial partners. Additionally, in July 2022 we entered into an endorsement agreement with Mexican-American actor and television personality, Mario Lopez, which we believe will be a significant part of our commercial launch efforts in our target markets as described below.

In October 2022, we announced that since the commencement of our new IPSIPay marketing campaign featuring Mr. Lopez in August 2022, we achieved 10,000 downloads of IPSIPay, and of the 10,000 downloads, 1,200 have been converted to active users with wallets, meaning the users have initiated at least one transaction via IPSIPay.

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

We acquired a 10% strategic interest in Frictionless Financial Technologies, Inc. (“Frictionless”), on June 22, 2021. Frictionless agreed to deliver to us, a live fully compliant financial payment software as a service solution for use by us as a digital payment platform that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate our anticipated product offerings. . IPSIPay is the digital payment solution provided to us by Frictionless, and Frictionless continues to provide back-end technical services to our company. We have an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Launch and Scaling of E-Wallets

Having achieved full commercial integration and launch of the IPSIPay app during the third quarter of 2022, the key for our business for the foreseeable future is to scale the number of IPSIPay and, to a lesser extent, Beyond Wallet downloads achieved and revenue generated from transactions process by customers via IPSIPay and Beyond Wallet. Presently, our ability to generate meaningful revenue from customer use of IPSIPay or Beyond Wallet is limited, given the relatively recent commencement of launch activities, the relatively limited app downloads and active users achieved to date and our launch promotional activities. While we see great potential for our product offerings in our initial target markets as described above, both the near- and long-term viability of our business is dependent in large part on our ability to scale our IPSIPay and Beyond Wallet business and add complimentary offerings (such as our telemedicine collaboration with MeMD (also known as Walmart Health Virtual Care), which we announced in October 2022), all with the goal of increasing app downloads and active users who would generate transaction processing and other fees for our company.

We expect to generate some initial IPSIPay-related revenue during the fourth quarter of 2022, with the goal of increasing revenues during 2023. However, our ability to scale our business and generate revenue is unproven at this time, so we remain faced with all of the risks associated with launching and seeking to scale a new business. If we are unable to grow our IPSIPay and Beyond Wallet business, our business would be severely harmed.

Outstanding Indebtedness

At September 30, 2022, we had outstanding convertible notes (described in note 8 to the accompanying condensed consolidated financial statements) in the principal amount of approximately $2.2 million. The notes mature on November 16, 2022 and are convertible into shares of our Common Stock at a conversion price of $0.15 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). We may be unable to repay these notes on maturity, and our inability to extent, repay or refinancing this indebtedness would have a material adverse effect on our ability to operate our company.

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

We have commercially launched our e-wallet platforms which provide online money transfer and payment services to our customers which may expose us to cybersecurity risks. We employ the latest encryption techniques and firewall practices and constantly monitor the usage of our software, however, this may not be sufficient to prevent the heightened risk of cybersecurity attacks emanating from Russia, Ukraine, Belarus, or any other country.

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

Impairment of Investments and Intangible assets

We carried investments of $500,001 and Intangible assets of $964,310 as more fully described in Notes 4 and 5 to the accompanying condensed consolidated financial statements. The Company tests its investments and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. The value of our Investments and intangibles is based upon our mutual goal of providing payment services to an underserved market. Currently our investments or our intangible assets have not produced any revenues on which to assess whether the income generated from these assets can support the carrying value of these assets. For impairment testing of investments and intangibles we determine the fair value of the underlying assets using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of our e-wallet services based on management forecasts of the size of the market and expected customer growth and retention, we determined that no impairment charges were necessary, however if we are unable to achieve our forecasts once operations begin, we may need to re-evaluate our forecasts which could result in an impairment charge. Since performing this analysis we have no reason to believe that further impairment is necessary as of September 30, 2022.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net revenue

We did not have revenues during the three months ended September 30, 2022 and 2021. We anticipate that we will commence generating revenue during the fourth quarter as we have fully launched our IPSIPay e-wallet.

Cost of goods sold

As we did not have revenues during the three months ended September 30, 2022 and 2021, we anticipate that we will begin to recognize cost of goods sold during the fourth quarter as we have launched our IPSIPay e-wallet.

General and administrative expenses

General and administrative expenses were $2,721,451 and $2,747,693 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $26,242 or 1.0%. The decrease is primarily due to the following:

(i)	Consulting fees were $193,000 and $470,250 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $277,250. In the prior year 5,650,000 shares valued at $443,050 were issued to various consultants for services rendered in connection with developing the IPSIPay platform, in the current year, we issued a further 4,000,000 shares of our Common Stock to two consultants for marketing efforts related to our platform, valued at $168,000.

(ii)	Payroll expenses were $1,290,681 and $1,437,751 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $147,070 or 10.2%. The decrease is primarily due to the reduction is stock based compensation of $140,620 over the prior period based on the amortization of option and restricted stock expense and shares of Common Stock issued for salaries.

(iii)	Professional fees were $454,613 and $104,756 for the three months ended September 30, 2022 and 2021, respectively, an increase of $349,857 or 334.0%. The increase is primarily due to; (i) professional fees paid to Frictionless in managing and providing customer support for the IPSIPay platform, including expenses incurred on setting up Mexican operations; and (ii) social media expenses incurred to promote the IPSIPay platform to our target market.

(iv)	Selling and marketing expenses were $412,567 and $2,333 for the three months ended September 30, 2022 and 2021, respectively, an increase of $410,234. The increase is primarily attributable to Mario Lopez related endorsement expenses of $357,370 and marketing expenses of $33,553 incurred during the current period to promote the launch of the IPSIPay wallet and platform.

(v)	Legal fees were $213,760 and $39,025 for the three months ended September 30, 2022 and 2021, respectively, an increase of $174,735.The increase is primarily due to legal expenses incurred on labor disputes filed by several employees who were severed in the prior year.

(vi)	Directors fees were $30,000 and $583,006 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $553,006, primarily due to the prior year issuance of 7,000,000 shares of Common Stock to directors valued at $538,300.

(vii)	The balance of the general and administrative expenses increased by approximately $16,258, which is made up of several individually insignificant expenses.

Depreciation and amortization

Depreciation was $20,500 and $4,642 for the three months ended September 30, 2022 and 2021, respectively, an increase of $15,858 or 341.6%, the increase is primarily due to the amortization of the IPSIPay intangible which was brought into use during the current period.

Penalty on convertible notes

Penalty on convertible notes was $602,100 and $0 for the three months ended September 30, 2022 and 2021, an increase of $602,100 or 100.0%. The increase is due to the modification of the maturity date of two convertible notes, resulting in the negotiation of a 20% repayment penalty on the convertible notes and the value of the warrants to purchase 6,000,0000 shares of our Common Stock that were issued to the note holders as additional compensation for extending the maturity date to November 16, 2022.

Interest expense, net

Interest expense was $51,340 and $53,903 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $2,563 or 4.8%. The decrease is due to the repayment of our convertible note with Bellridge, offset by an increase in the principal due on the two remaining convertible notes.

Amortization of debt discount

Amortization of debt discount was $0 and $515,200 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $515,200 or 100.0%. The decrease is due to the full amortization of the debt discount on convertible notes in the first quarter of the current year, in the prior year, debt discount was amortized on the three remaining convertible notes.

Derivative liability movements

Derivative liability movements were $84,895 and $1,578,361 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $1,493,466 or 94.6%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the increase in the mark-to-market value of the derivative liability due to an increase in the share price over the prior quarter.

Net loss

Net loss was $3,310,496 and $1,743,077 for the three months ended September 30, 2022 and 2021, respectively, an increase in loss of $1,567,419 or 89.9%. The increase is primarily due to the increase in penalty on convertible notes and the reduction in the derivative liability movement, offset by the reduction in amortization of debt discount, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021

Net revenue

We did not have revenues during the nine months ended September 30, 2022 and 2021. We anticipate that we will commence generating revenue during the fourth quarter as we have fully launched our IPSIPay e-wallet.

Cost of goods sold

As we did not have revenues during the nine months ended September 30, 2022 and 2021, we anticipate that we will begin to recognize cost of goods sold during the fourth quarter as we have launched our IPSIPay e-wallet.

General and administrative expenses

General and administrative expenses were $4,386,375 and $9,457,134 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $5,070,759 or 53.6%. The decrease is primarily due to the following:

(i)	Consulting fees were $247,900 and $1,313,134 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1,065,234. In the prior year 10,000,000 shares valued at $938,000 were issued to 4 advisory board members and a third party as compensation for their services and consulting fees of $60,000 were paid to our previous CTO.

(ii)	Payroll expenses were $1,998,232 and $6,656,270 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $4,658,038 or 70.0%. The decrease is primarily due to the issue of warrants exercisable for 20,000,000 shares of Common Stock to our CEO in the prior period with a fair value of $4,327,899 and restricted Common Stock of 1,000,000 shares with a fair value of $50,000 issued to one of our previous employees and the creation of a severance provision of $294,000 representing six months of pay for five former employees in the prior year, offset by an increase in base salaries over the prior period due to an improvement in the caliber of employees, including the hiring of our current CFO.

(iii)	Professional fees were $734,300 and $226,866 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $507,434, or 223.7%. The increase is primarily due to; (i) professional fees paid to Frictionless in managing and providing customer support for the IPSIPay platform, including expenses incurred on setting up Mexican operations; and (ii) social media expenses incurred to promote the IPSIPay platform to our target market.

(iv)	Selling and marketing expenses were $498,494 and $119,514 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $378,980. The increase is primarily attributable to Mario Lopez related endorsement expenses of $357,370 and an increase in marketing expenses of $40,363 incurred during the current period to promote the launch of the IPSIPay wallet and platform.

(v)	Legal fees were $335,846 and $171,866 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $163,980.The increase is primarily due to legal expenses incurred on labor disputes filed by several employees who were severed in the prior year.

(vi)	Directors fees were $90,000 and $681,614 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $591,614, primarily due to the prior year issuance of 7,000,000 shares of Common Stock to directors valued at $538,300.

(iv)	The balance of the general and administrative expenses decreased by $193,733, which is made up of several individually insignificant expenses.

Depreciation

Depreciation was $29,493 and $13,293 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $16,200 or 121.9%, primarily due to the amortization of the IPSIPay platform which commenced during the third quarter.

Penalty on convertible notes

Penalty on convertible notes was $1,321,658 and $0 for the nine months ended September 30, 2022 and 2021, an increase of $1,321,658, or 100.0%. The increase is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes during the first and the third quarters, respectively, resulting in the triggering of the repayment penalty per the convertible note agreements as well as additional penalties for the extension of the maturity date.

Loss on debt conversion

Loss on debt conversion was $0 and $5,184,447 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $5,184,447. The loss on debt conversion during the prior year represented a loss realized on the conversion of convertible notes, into equity at fixed conversion prices which ranged from $0.035 to $0.05 per share, when the stock price ranged from $0.05 per share to $0.22 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the nine months ended September 30, 2021.

Interest expense, net

Interest expense was $142,302 and $174,587 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $32,285 or 18.5%. The decrease is due to the repayment of our convertible note with Bellridge, offset by an increase in the principal due on the two remaining convertible notes.

Amortization of debt discount

Amortization of debt discount was $263,200 and $3,138,452 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $2,875,252 or 91.6%. The decrease is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the prior year.

 Derivative liability movements

Derivative liability movements were $(65,046) and $4,714,451 for the nine months ended September 30, 2022 and 2021, respectively. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the increase in the mark-to-market value of the derivative liability due to an increase in the share price over the prior period.

Net loss

Net loss was $6,208,074 and $13,253,462 for the nine months ended September 30, 2022 and 2021, respectively, a decrease in loss of $7,045,388, or 53.2%. The decrease is due to the decrease in general and administrative expenses, the loss realized on the conversion of convertible debt in the prior year and the decrease in amortization of debt discount, offset by the movement in derivative liabilities, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of approximately $48.3 million through September 30, 2022 and incurred negative cash flow from operations of $2.3 million for the nine months ended September 30, 2022. Our primary focus is on operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy.

At September 30, 2022, we had cash of approximately $1.35 million and a working capital deficit of $2.0 million including a derivative liability of approximately $0.7 million, after eliminating the derivative liability our working capital is $1.3 million.

We utilized cash of approximately $2.3 million and $1.9 million in operations for each of the nine months ended September 30, 2022 and 2021, respectively.

We invested approximately $0.6 million during the first nine months of 2022 in our e-wallet platforms to enhance our product offering.

We utilized cash of $1.1 million during the current period to repay a convertible note together with a prepayment penalty. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily comprised of gross proceeds of approximately $4.6 million from the private placement on March 17, 2021, approximately $3.0 million from warrants exercised and approximately $2.6 million from convertible debt issued, we utilized $0.5 million for share issue expenses and repaid convertible debt of approximately $0.5million during the prior period.

At September 30, 2022, we had outstanding notes in the principal amount of approximately $2.2 million. The notes were issued on February 16, 2021, and the maturity date was extended from February 16, 2022 to August 16, 2022 and again to November 16, 2022. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rate of 10% per annum. and are convertible into shares of our Common Stock at a conversion price of $0.15 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Upon the occurrence of an event of default under the notes, the respective holder has the right to be prepaid at 140% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum (or the maximum amount permitted by law). In addition, if an event of default under a note has occurred, regardless of whether it has been cured or remains ongoing, such Note will thereafter be convertible at 65% of the lowest closing price of our Common Stock for the last 10 consecutive trading days. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

We expect to invest an additional $250,000 to enhance our e-wallet products, other capital expenditure is expected to be less than $100,000 during the next twelve-month period. Accordingly, we expect to meet our cash requirements for the next twelve months, and beyond twelve months, we expect to raise either debt or equity funding and generate revenue from operations to meet cash requirements. We will also incur costs and expenses on sales and marketing initiatives and for our general working capital.

However, given our losses and negative cash flows, we will be required to raise significant additional funds to progress our business as planned by issuing equity or equity-linked securities. Should this occur, our stockholders would experience dilution, perhaps significantly. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support our operations on favorable terms, or at all.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2022 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022.

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

In early 2022, OSHA dismissed the claims of Ms. Rey and Mr. Perez; they appealed that decision. We moved to dismiss the remaining claims and as of this writing OSHA took no action with respect to that motion. On October 26, 2022, OSHA scheduled a hearing on Ms. Rey’s and Mr. Perez’s appeal for April 5, 2023. On November 8, 2022, the claimants’ counsel informed us that all five claimants intended to exercise their right to file a lawsuit in federal court and asked if we would to stipulate to dismissal of Rey’s and Perez’s OSHA claims without prejudice. We agreed and a stipulation of dismissal without prejudice was filed on November 10, 2022. No other formal activity has taken place in the proceedings. We may engage in alternative dispute resolution with the plaintiffs but there can be no assurance that these efforts will be successful. While the outcome of the anticipated civil action is uncertain at this point, we intend to vigorously defend against the action.

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

We and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett have appealed that decision to the California Court of Appeal. As a result of the appeal, the court case is stayed until the appeal is decided, which we expect to take at least six months. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we and Mr. Corbett filed has yet to be decided and will not be decided unless the court’s decision is sustained on appeal. Otherwise, the case shall proceed to arbitration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2022, with the recommendation of a special committee of disinterested members of the Board who had reviewed this matter, the Board approved the formal termination of Andrei Novikov’s employment with the Company as Chief Technology Officer for “cause.” Since August 2021, Mr. Novikov had been on suspension from service as an employee of the Company.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: November 14, 2022	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)