Form 10-K
period 2022-12-31
Innovative Payment Solutions, Inc.
filed 2023-03-31
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number – 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	33 - 1230229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

56B 5th Street, Lot 1, #AT

Carmel by the Sea, CA 93921

(Address of principal executive offices) (Zip Code)

(866) 477-4729

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.0001 par value.

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,796,406 (based upon the closing sale price of the registrant’s common stock reported on June 30, 2022 of $0.032 per share). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 31, 2023, the issuer had 376,901,679 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” “IPSI” and “Innovative Payment Solutions,” refer to Innovative Payment Solutions, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of this Annual Report On Form 10-K) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “project,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch, achieve customer downloads of and generate revenue from our IPSIPay and Beyond Wallet digital payment solutions;

●	acceptance by the marketplace of our products and services, notably IPSIPay and Beyond Wallet;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions such as IPSIPay and Beyond Wallet and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially and adversely different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections contained in this Annual Report on Form 10-K. You should thoroughly read this Annual Report on form 10-K with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events or information as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following or similar risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors set forth under the caption “Risk Factors” in this Annual Report on Form 10-K.

●	We have had very limited operations to date with our current business model.

●	We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

●	We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We have not generated sufficient revenue or cash flow to pay our convertible notes, and conversion of such debt into shares of common stock, which could cause significant dilution.

●	We previously identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	We are dependent on Frictionless and other back-end providers for our technology development and infrastructure.

●	The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

●	There is uncertainty as to market acceptance of our technology, products and services.

●	We may be unable to scale usage of our digital payment products.

●	We may be unable to integrate complimentary services or features into IPSIPay, which could cause IPSIPay to decrease in popularity or customer usage.

●	We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

●	Our focus on migrant communities generally, and significant changes or disruption in U.S.-Mexico migration patterns, could adversely affect our business, financial condition and results of operations.

●	We are subject to economic risks that could impact the overall level of consumer spending.

●	Our business will initially be geographically concentrated and could be significantly affected by any adverse change in the region in which we operate.

●	We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business or if we implement our cryptocurrency operations, and we are faced with the risk that new regulations applicable to our business will be enacted.

●	The laws and regulations indirectly affecting our industry is constantly evolving and failure to comply could adversely impact our business.

●	We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

●	We may not be able to complete or integrate successfully any potential future acquisitions, partnerships or joint ventures.

●	Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

●	If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

●	Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

●	Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

●	Customer complaints or negative publicity about our customer service could affect attractiveness of our services adversely and, as a result, could have an adverse effect on our business, financial condition and results of operations.

●	Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

●	We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

●	We rely on certain key personnel and in a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified personnel is critical to our success and growth.

●	There is currently a limited public trading market for our common stock and one may never develop.

●	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been subject to significant volatility, and future volatility may result in our investors incurring substantial losses.

●	Because we became public by means of a reverse merger, we and our shareholders may be faced with regulatory constraints, and we may not be able to attract the attention of brokerage firms.

●	Our investors’ ownership will likely be diluted in the future.

●	We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

Item 1. Business

Company Overview

We are fintech provider of digital payment solutions and services to businesses and consumers, focusing on the needs of unbanked and underserved communities, particularly migrant communities in the United States. We are focused on operating and developing “e-wallet” mobile applications that enable consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely.

Our two initial e-wallet applications are IPSIPay® and Beyond Wallet. While Beyond Wallet is currently operational and is an institutional business-to-business product, we consider IPSIPay to be our flagship retail customer product and is the product we are presently dedicating most of our resources to developing and commercializing. IPSIPay was first “soft” launched in December 2021, and in September 2022, we announced completion of the key integration of IPSIPay and its back-end payment processing infrastructure through our commercial partners. This major achievement allows IPSIPay users the ability to easily transfer money and make payments through the IPSIPay app throughout five continents for receipt at more than 215,000 payment locations.

Our primary sources of revenue are commissions and fees from the download and use of our digital suite of products without physical custody of customer funds. While we began to generate some IPSIPay-related revenue in the fourth quarter of 2022, such revenues were nominal. Our goal is to increase our revenues from active users of IPSIPay during 2023.

2022 Business Developments

During 2022, we continued our efforts to both improve the features and functionality of IPSIPay while also augmenting our marketing efforts aimed at generating downloads and use of IPSIPay. In particular:

●	In April 2022, we announced the approval from VISA® for use of its debit card services as part of IPSIPay. This achievement provides IPSIPay users the ability to withdraw cash with minimal fees from their digital wallet using the VISA debit card in ATM machines. The IPSIPay VISA debit card also gives customers access to their money from a large merchant network around the world, providing the ability to make everyday purchases anywhere that accepts VISA cards. Simultaneously, the cards provide users with a bank account via Metropolitan Bank, thereby enabling a path for users to potentially establish or enhance their credit;

●	In July 2022, we announced an exclusive endorsement agreement with television personality Mario Lopez to increase awareness regarding our products. The goal of this collaboration is to highlight the challenges faced by the unbanked and underserved communities in the United States and Latin America emphasizing how our products can help address these challenges;

●	In August 2022, we announced a commercial relationship with DRUID, a leader in conversational artificial intelligence (“AI”), to provide various conversational AI technology to be integrated into IPSIPay. This collaboration will enable IPSIPay app users to conduct transactions and utilize other functions through voice command in addition to traditional touch screen interaction;

●	In October 2022, we announced the availability of Walmart Health Virtual Care (formerly known as MeMD) on IPSIPay, providing a comprehensive telemedicine offering to IPSIPay users;

●	In October 2022, we announced that since the initiation of our new marketing campaign in August 2022, we had achieved 10,000 downloads of our IPSIPay® app. Of the 10,000 downloads, 1,200 were converted to active users with wallets, meaning the users have initiated at least one transaction via IPSIPay. As December 31, 2022, we had achieved 31,004 downloads of IPSIPay, and of the 31,004 downloads, 2,686 have been converted to active users with wallets; and

●	In January 2023, we announced that (i) we initiated e-commerce collaborations that will grant IPSIPay users with access to providers like Best Buy and Groupon and (ii) we are working with our technology partners on IPSIPay 2.0. This new and upgraded app with the latest technological advances should be released in the second quarter of 2023. We also expect to announce during 2023 the addition of check capture, allowing IPSIPay users the ability to take a picture of their paycheck and have it immediately deposited into their IPSIPay wallet.

We are also creating an ecosystem that enables our business-to-business and business-to-consumer customers to move money, retain customers, and offer the cost savings, convenience and instant settlement that is associated with digital payments. In another new development, during the first quarter of 2023, we expect to file an application with the Government of Mexico for our Mexican MTO (money transmitting organization) which, if approved, will allow us to capture exchange rates, issue Visa and Mastercard debit cards and provide our services as an agent to companies in the U.S. looking to reach millions of customers in Mexico. Our Mexican MTO will also have the ability to move money in Mexico for Mexicans sending money to family and friends within the country. We believe our Mexican MTO will give us tremendous leverage in pricing our remittances to Mexico and better margins in sending money to Mexico.

Our Strategy and Market

We offer simple digital e-wallet and digital payment solutions. As a California-based fintech company, our initial launch efforts for IPSIPay and Beyond Wallet has been focused on the Central Valley region in California, which is the largest agricultural belt in the U.S. Our applications (which can be used both business-to-business and business-to-consumer) will facilitate the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers. Our launch plan for IPSIPay and Beyond Wallet is to target lower income, migrant communities in California (notably in the agriculture industry), and expanding to other states with large migrant populations such as Texas and Florida.

We believe the money remittance business is changing after 50 years of an industry controlled by a very small number of large corporations. According to publicly available data from Statista, total global remittance payments are estimated to reach over $750 billion in 2023, and for the first time digital payments are estimated to exceed non-digital payments in 2023. We believe we are positioned to take advantage of this sea change with our applications while also emphasizing our humanitarian theme by focusing on the unbanked and underserved. Our ability to capture even a fraction of this massive global market represents our largest value proposition.

Our Apps and Business Model

Our primary sources of revenue (which have been nominal to date) are commissions and fees from the use of our digital suite of products without physical custody of customer funds. Our fully functional apps (which are available for download on Apple’s App Store, and the Google Play Store include the ability to use an e-wallet, Visa debit cards, bill payment platform, e-commerce and the ability to buy gold and silver. Our novel platforms allow us to incorporate stringent compliance features (including KYC (know your customer) and AML (anti-money laundering)) for onboarding of customers. This has enabled us to partner during 2022 with key third parties that drive the core functionality of our apps and has also allowed us to begin to expand our product offerings beyond money remittance into exciting other verticals. We expanded the functionality of IPSIPay in October 2022 when we announced the availability of Walmart Health Virtual Care (formerly known as MeMD), a comprehensive telemedicine offering, on IPSIPay. We believe we have the ability and technology to add micro-loans as well as payroll services to our apps in the future.

We are also committed to exploring the use of the KYC and AML-focused technology at the core of our apps to be used in other verticals such as the large and growing mobile gaming industry.

In addition to these revenue generators, we intend on releasing our BeyondAgro software to enable growers to improve business management and management of contract employees, particularly migrant workers. This will be offered as a monthly fee-based SaaS platform.

Our revenue will include fees derived from the use of debit cards, ATM fees, merchant processing fees, money transfer fees, commissions on international bill payments and, in the future micro-loans.

Marketing

We are focusing our initial marketing efforts on the unbanked and underserved labor markets, initially focusing on the Californian agriculture industry to acquire customers for our IPSIPay and Beyond Wallet apps. We will use direct social media marketing strategies to the business to consumer market. We will also employ our paid marketing campaign with television personality Mario Lopez. We have also utilized financial promotional strategies to encourage downloads and use of IPSIPay, which has reduced our ability to generate revenues in the near term while such strategies are in effect.

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

Intellectual Property

We rely on a combination of contractual rights (notably through our commercial relationship with Frictionless Financial Technologies, Inc. (“Frictionless”)), copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license and/or that we may develop in the future. We presently have three trademark applications on file and under review, and our 51% subsidiary Beyond Fintech has an additional three trademark applications on file and under review.

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

Human Capital/Employees

As of December 31, 2022, we had 3 full time employees, including our Chief Executive Officer and our President and Chief Financial Officer and 2 part-time employees or consultants. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate History and Background

We were incorporated on September 25, 2013 under the laws of the State of Nevada originally under the name Asiya Pearls, Inc. On May 27, 2016, Asiya Pearls, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from Asiya Pearls, Inc. to QPAGOS.

On May 12, 2016, we (at that time, under the name QPAGOS), entered into the Merger Agreement with Qpagos Corporation, and Merger Sub. Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged, with Qpagos Corporation continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of our Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, we assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for approximately 621,920 shares of Common Stock, respectively, as of the date of the Merger. Prior to and as a condition to the closing of the Merger, the then-current stockholder of 500,000 shares of Common Stock agreed to return to us 497,500 shares of Common Stock held by such holder and the then-current stockholder retained an aggregate of 2,500 shares of Common Stock and the other stockholders retained 500,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of Common Stock which represented approximately 91% of the then outstanding Common Stock.

The Merger was treated as a reverse acquisition of our company, which was then a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while IPSI was treated as the acquired entity for accounting and financial reporting purposes.

Qpagos Corporation was incorporated on May 1, 2015 under the laws of the state of Delaware to effectuate a reverse merger transaction with Qpagos Mexico and Redpag. Each of the entities were incorporated in November 2013 in Mexico.

Qpagos Mexico was formed to process payment transactions for service providers it contracts with, and Redpag was formed to deploy and operate kiosks as a distributor.

On June 1, 2016, our Board of Directors changed our fiscal year end from October 31 to December 31.

On November 1, 2019, we changed our name from QPAGOS to Innovative Payment Solutions, Inc. Additionally, and immediately following the name change, we filed a Certificate of Change with the Secretary of State of the State of Nevada to affect the Reverse Stock Split. As a result of the Reverse Stock Split, each ten pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock without any further action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

On December 31, 2019, we consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 Vivi Shares of common stock of Vivi Holdings pursuant to the SPA dated August 5, 2019. Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The SPA closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of our shareholders. As a result of this transaction, we no longer have any Mexican subsidiaries.

Pursuant to a Stock Purchase Agreement dated June 22, 2021 (the “Frictionless SPA”) , we acquired a 10% common stock interest in Frictionless. Frictionless agreed to deliver to us, a live, fully compliant financial payment Software as a Service solution for use by us as a digital payment platform that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate our anticipated product offerings. Under the terms of the Frictionless SPA, we were granted irrevocable rights to (i) participate up to fifty percent (50%) in future financings of Frictionless and (ii) acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired. Further, pursuant to the Frictionless SPA, we agreed to issue to Frictionless or its designees a non-restricted, non-dilutable, five year warrant to purchase 30,000,000 shares of our common stock at an exercise price of $0.15 per share based on the delivery of the financial payment software in accordance with the SPA. On December 30, 2022, we issued a warrant to Frictionless in satisfaction of this obligation. Due to the pricing of financings undertaken by us between the date of the Frictionless SPA and the date the warrant was granted, the exercise price of the warrant was set upon issuance at $0.0115 per share. Further, the warrant issued to Frictionless was for restricted shares of common stock and the “non-dilutable” provision was omitted.

On August 26, 2021, we formed a new subsidiary, Beyond Fintech to acquire a product known as Beyond Wallet from a third party, together with the logo, use of name and implementation of the product into our technology. We own 51% of Beyond Fintech with the other 49% owned by Frictionless.

Corporate Information

Our principal offices are located at 56B 5th Street, Lot 1, #AT, Carmel by the Sea, CA, 93921, and our telephone number at that office is (866) 477-4729. Our website address is www.ipsipay.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only.

Available Information

We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.ipsipay.com, our Annual Reports on Form 10-K, quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC.

Item 1A. Risk Factors

Risks Relating to our Company

We have had very limited operations to date with our current business model.

We only began developing our current business December 2019, when we sold our Mexican subsidiaries and began to focus solely on application-based payment solutions, as opposed to our prior business plan which was based on payments via physical kiosks. Moreover, COVID-19 resulted in significant delays in the development and commercial launch of IPSIPay and Beyond Wallet, and we only achieved full commercial availability of our flagship offering IPSIPay in September 2022. As such, we have a very limited operating history in our current business model, which makes it difficult to evaluate both our operating history and our future potential. We have yet to demonstrate our ability to overcome the risks frequently encountered in “start-up” companies, including in the payment services industry in the United States, and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is therefore a significant risk that our activities will not result in any material revenues or profit, and the likelihood of our business viability and long term prospects must be considered in light of the stage of our development. There can be no assurance that we will be able to fulfill our stated business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results of operations in our current business model for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to address these risks, and our inability to address these risks could lead to the failure of our business.

We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will ever generate predictable revenues or achieve positive cash flows or profitability.

For the year ended December 31, 2022 and 2021, we incurred a net loss of $10,331,424 and $14,494,915, respectively. We have an accumulated deficit of $52,399,858 through December 31, 2022. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses. Although we believe our existing cash and cash equivalents will be sufficient for the near term, if in the long term we do not generate significant revenues or raise additional financing in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities.

We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts, or could cause our business to fail.

As of December 31, 2022, we had cash and cash equivalents of $374,765. We believe that based on our current operating plan, our existing cash and cash equivalents (which (which were increased via a private placement in February 2023 through which we raised $535,000) was will only be sufficient to enable us to fund our operations and our debt and other obligations for a very limited period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. This raises questions about our ability to continue as a going concern. Moreover, we have significant indebtedness due in December 2023, and thus we will need significant additional funds to repay our debt, fund our working capital, and fully implement our business plan as we seek to achieve revenues, positive cash flow and profitability. There is a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

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

If we are unable to generate cash flow positive operations or achieve profitability, and if we are unable to raise additional funds on commercially reasonable terms or at all, we may be required to significantly reduce or cease our operations, or our business could fail, which could result in the loss to investors of their investment in our securities.

We have not generated sufficient revenue or cash flow to pay our convertible notes, and conversion of such debt into shares of common stock, which would cause significant dilution.

As of December 31, 2022, we had outstanding convertible notes owed to two institutional investors in the aggregate principal amount of approximately $2.26 million which has a currently maturity date of December 30, 2023. To date, we have not generated sufficient revenue or cash flows to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time into shares of our common stock at $0.0115 per share. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. We may not have sufficient cash resources or access to funding to repay such notes. Moreover, upon conversion of these notes, our current shareholders will suffer dilution, which given the current conversion price of the notes would be significant.

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

We previously have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. In connection with our audited financial statements for the year ended December 31, 2022, we identified material weaknesses in our internal controls which included (i) insufficient segregation of duties and oversight of work performed in our accounting and finance function due to limited personnel with the appropriate skill sets and (ii) lack of written policies and procedures to address all material transactions and developments impacting our financial statements. However, given the small size of our company and the current state of our business, we are faced with the risk that we may not always be able to detect errors or omissions in our financial reporting and we face internal control weaknesses in the future. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we experience material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If new material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures from time to time, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Risks Related to Our Business

We are dependent on Frictionless and other back-end providers for our technology development and infrastructure.

In June 2021, we entered into an investment and services collaboration with Frictionless under which Frictionless agreed to deliver to us a live, fully compliant financial payment software as a service solution for use by us as a digital payment platform (which became IPSIPay) that enables payments within the United States and abroad, including Mexico, together with a full suite of product services to facilitate our anticipated product offerings. Frictionless was and remains critical in the development of IPSIPay, and currently, we remain dependent on Frictionless and its contracted back-end providers for the execution of the technological aspects of IPSIPay. If Frictionless or such other technology providers are unable to perform the important functions they manage for us, or if we were to lose our commercial relationship Frictionless or such other technology collaborators, our ability to offer IPSIPay, and thus our business and results of operations, would suffer greatly.

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

We may be unable to scale usage of our digital payment products.

We have developed and launched digital payment products, including, IPSIPay and Beyond Wallet. It was only recently (in September 2022) that we completed the key integration of our IPSIPay mobile application and back-end payment processing infrastructure through its commercial partners, and our efforts are now focused on increasing the number of IPSIPay downloads. No assurance can be given that we will be able to achieve commercial success these products as and when planned. Moreover, the growth of the digital payments industry in general is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. This would have a material adverse impact on our results of operations and the viability of our current business model.

We may be unable to integrate complimentary services or features into IPSIPay, which could cause IPSIPay to decrease in popularity or customer usage.

As part of our development of IPSIPay, we are endeavoring to integrate into IPSIPay new services and capabilities, such as conversational AI technology through Druid and the Walmart Virtual Healthcare telemedicine service. We may be unable to technologically establish or maintain the capabilities of these offerings, and even if we are able to do so, these offerings may not increase customer interest in IPSIPay, which could harm our business, our ability to generate revenues and results of operations.

We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data. Through Frictionless and other service providers, we are dependent on technology networks and systems to process, transmit and securely store electronic information and to communicate with our kiosks, with our partners and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential loss or unauthorized disclosure of confidential information or data, including personal data. The theft and/or unauthorized use or publication of our, or our customers’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure. In addition, through Frictionless and other service providers, we have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.

Our focus on migrant communities generally, and significant changes or disruption in U.S.-Mexico migration patterns, could adversely affect our business, financial condition and results of operations.

We are targeting the unbanked and underserved migrant communities as initial users of IPSIPay. Our money transfer business therefore relies to a large extent on international migration patterns, particularly between the U.S. and Mexico, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries, particularly Mexico. Immigration has become a very contentious political topic in recent years, and changes in immigration laws or policies that discourage migration and political or other events (such as war, trade wars, terrorism or health emergencies including but not limited to the COVID-19 pandemic) that make it more difficult for individuals to migrate to or work in the U.S. could adversely affect our money transfer remittance volume or growth rate. Additionally, sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the U.S. or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our business. Finally, since we are targeting migrant communities, and since immigration has become such a contentious topic, our reputation in the marketplace (including the financial markets) could be harmed, which could adversely affect our business.

We are subject to economic risks that could impact the overall level of consumer spending.

The payment services industry depends heavily on the overall level of consumer spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. Economic factors such as employment levels, business conditions, energy and fuel costs, interest rates, and inflation rate could reduce consumer spending or change consumer purchasing habits. A reduction in the amount of consumer spending could result in a decrease in our prospects for revenue and profits. If users of our products and services spend or remit less money per transaction, we will have fewer transactions to process at lower amounts, resulting in lower revenue. As we are targeting the migrant communities in the United States, weakening in the Mexican economy could have a negative impact on users of IPSIPay which could, in turn, negatively impact our business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our payment processing volume.

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

Initially our business will be concentrated in states such as California and later Texas and Florida, which have high migrant populations. We plan to derive a large portion of our revenues in the coming years from these migrant states and customers in these migrant states. Therefore, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these migrant states. For example, in 2022, the governors of Florida and Texas have begun transporting persons who allegedly engaged in illegal immigration to other states, and policies such as these have increased the national focus on immigration, in many instances negatively. Such activities could discourage migration, which could cause our products and services to be less desirable. Moreover, due to the concentration of our businesses in migrant states, our business is less diversified and, accordingly, is subject to regional risks, including inclement weather, power outages, labor shortages, and state and local laws, rules and regulations.

We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business or if we implement our cryptocurrency operations, and we are faced with the risk that new regulations applicable to our business will be enacted.

Currently, we are indirectly impacted by government regulation, however, we may be directly subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws which may sometimes result in monetary or other sanctions being imposed on our financial service providers or us. Many of these laws and regulations are constantly evolving and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging and could directly or indirectly increase our related operating costs and legal risks. In particular, there has been increased public attention and heightened legislation and regulations regarding money laundering and terrorist financing. Our financial service providers or us may be required make significant judgment calls in applying anti-money laundering legislation and risk being found in non-compliance with such laws, which could have an adverse impact on our business.

The regulatory regime governing digital assets and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

We may incorporate digital assets, including cryptocurrencies, as part of our product offerings. The regulatory regime governing digital assets is uncertain and rapidly evolving, and new regulations or policies may materially adversely affect the development and the value of our company. Regulation of digital assets is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the digital assets market. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with e-Wallets could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect our ability to maintain e-Wallets, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

The laws and regulations indirectly affecting our industry are constantly evolving and failure to comply adversely impact our business.

Our business is indirectly subject to a wide range and increasing number of laws and regulations, as described below. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition, results of operations, and cash flows. Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we have made additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by us or partners and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. We are subject to numerous regulations such as those imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in other countries, we face significant risks associated with our obligations under the FCPA and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the federal Bank Secrecy Act and could be subject to regulatory oversight and enforcement by U.S. Financial Crimes Enforcement Network (FinCEN).

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

The requirements under the U.S. Dodd-Frank Act, the European Revised Payment Services Directive and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

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

We have implemented joint ventures and commercial partnerships as part of our business, and from time-to-time, we may evaluate possible acquisition transactions, partnerships or joint ventures, some of which may be material. Potential future acquisitions, partnerships and joint ventures may pose significant risks to our existing operations if they cannot be successfully integrated. These projects would place additional demands on our managerial, operational, financial and other resources, create operational complexity requiring additional personnel and other resources and require enhanced control procedures. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions it may not be possible for us to conduct a detailed investigation of the nature of the assets being acquired due to, for instance, time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. In addition, in connection with any acquisitions, we must comply with various antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our level of indebtedness and could negatively affect our liquidity and restrict our operations. All of the above risks could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular, in the event of a major bank or credit card failure, we could be unable to process transactions via our mobile applications: In such a case, or if financial liquidity deteriorates for other reasons, our ability to operate our business and our financial condition and results of operations could be significantly harmed.

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

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software and telecommunications networks, as well as the data centers that we lease from third parties, including Frictionless. Our systems and operations, or those of our third party providers like Frictionless, could be exposed to damage or interruption from, among other things, fire, flood, natural disaster, power loss, telecommunications failure, vendor failure, unauthorized entry, improper operation and computer viruses. Substantial property and equipment loss, and disruption in operations, as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts to our data center would result in the failure of our computers and kiosks to operate and would, if for an extensive period, adversely impact our reputation, brand and future prospects.

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

We use open-source software in connection with our technology and services. The original developers of the open source code provide no warranties on such code. Moreover, some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. The use of such open source code may ultimately require us to replace certain code used in our products, pay a royalty to use some open source code or discontinue certain products. Any of the above requirements could be harmful to our business, financial condition and operations.

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

We rely substantially on the efforts of our current senior management, including our Chief Executive Officer, William Corbett, and our President and Chief Financial Officer, Richard Rosenblum. Our business would be impeded or harmed if we were to lose their services. In addition, our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. In order for us to compete and grow successfully, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our capital needs. This is particularly true with respect to qualified and experienced software engineers and information technology staff, who are highly sought after. The market for such personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to replace effectively current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic may impact our operations in future.

Future outbreaks of the COVID-19 pandemic and the response of local and federal government to a future outbreak may result in lockdowns and restrictions on business operations. This may have an adverse impact on our consumers and future consumers and impact on our ability to generate revenues which could lead to material adverse impacts on our company.

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

Our stock price has been subject to significant volatility, and future volatility may result in our investors incurring substantial losses.

Our stock price has fluctuated in the past, has been subject to volatility and may be volatile in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance. For example, the COVID-19 pandemic and its variants, the Russia-Ukraine conflict, rising inflation and recent bank failures have caused broad stock market and industry fluctuations. Furthermore, the market prices for companies operating in our industry have experienced extreme volatility. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	conversion of our outstanding convertible notes or exercise of outstanding warrants into shares of common stock at low prices, and the sale of such shares in the public market;

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital to fund our working capital and business plans, and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	our public disclosure of the terms of any financing which we consummate in the future;

●	our failure to generate revenue and positive cash flow or to become profitable;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	our failure to meet financial or operational forecasts we publicly disclose;

●	the trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the continued spread of COVID-19 and its variants, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability

These and similar market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

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

In the future, we will likely issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection the conversion or exercise of outstanding convertible notes and warrants (including, potentially, up to 306,528,740 shares registered for resale pursuant to a recent registration statement filed on February 3, 2023) as well as in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the warrants and the outstanding notes, will dilute an investor’s investment in the Company.

Our Board of Directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

Each of our board members has significant control over all corporate issues. In addition, two of our five directors serve as our senior officers. We have not established board committees comprised of independent members, and we do not have an audit or compensation committee comprised of independent directors. Our six directors performed these functions, despite not all being independent directors. Thus, there is potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and our performance.

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

Limitations on director and officer liability and indemnification of our officers and directors by our articles of incorporation, as amended, and by-laws may discourage stockholders from bringing suit against an officer or director.

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

We have not paid cash dividends on our common stock to date and we do not expect to pay dividends on our common stock for the foreseeable future, and we may never pay dividends. Consequently, the only opportunity for investors to achieve a return on their investment may be if an active trading market develops, and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit, neither of which we can guarantee will ever take place. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, and growth plans. for more information.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates out of leased premises in Carmel by the Sea, California. The lease initially commenced on March 22, 2021 and terminated on April 1, 2022, thereafter it was renewed on a month-to-month basis with a monthly rental expense of $4,800 per month. On January 1, 2023 the property lease was renewed on a month-to-month basis, with a 90 day termination notice period, with a monthly rental expense of $5,088.

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

Voloshin v. Innovative Payment Solutions, Inc.

On October 20, 2021, a complaint was filed against our company and certain of its officers and directors with the Occupational Safety and Health Administration of the United States Department of Labor (“OSHA”), captioned Naum Voloshin, Yulia Rey, Alexander Voloshin, Andrey Novikov, and Frank Perez v. Innovative Payment Solutions, Inc., William Corbett, Richard Rosenblum, Madisson Corbett, Jim Fuller, Cliff Henry and David Rios. The complaint generally alleged that complainants, four former employees of our company and one employee who was on suspension, did not receive compensation to which they claim they were entitled and that they were wrongfully terminated for engaging in protected activities in violation of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. The complaint sought reinstatement of complainants’ employment, monetary damages including back pay, raises, bonuses, benefits, overtime, emotional distress and loss of reputation, orders of abatement and injunctive relief, and costs of litigation.

In early 2022, OSHA dismissed the claims of Ms. Rey and Mr. Perez; they appealed that decision. We moved to dismiss the remaining claims and as of this writing OSHA took no action with respect to that motion.

On May 25, 2022, the parties held a mediation in an attempt to resolve the matters. The mediation was unsuccessful.

On October 26, 2022, OSHA scheduled a hearing on Ms. Rey’s and Mr. Perez’s appeal for April 5, 2023. On November 8, 2022, the claimants’ counsel informed us that all five claimants intended to exercise their right to file a lawsuit in federal court and asked if we would stipulate to dismissal of Rey’s and Perez’s OSHA claims without prejudice. We agreed and a stipulation of dismissal without prejudice was filed on November 10, 2022.

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against IPSI and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, inter alia, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and IPSI. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802

Defendants moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings are stayed until the motion to compel arbitration is heard and decided. The hearing for the motion to compel arbitration is currently scheduled for May 4, 2023.

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

The last reported sale price of our common stock on the OTCQB on March 30, 2023, was $XXX per share. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 30, 2023, there were approximately 65 holders of record of our common stock.

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

The following presents certain information regarding our equity incentive plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	516,666	$0.23	283,334
2021 Equity Incentive Plan	45,800,000	0.15	7,200,000
Equity compensation plans not approved by security holders	—	—	—
Total	46,316,666	$0.15	7,483,334

Recent Sales of Unregistered Securities

February 3, 2021 Private Placement

On February 3, 2021, we entered into Securities Purchase Agreements (the “February 3rd SPAs”) with each of Iroquois Master Fund Ltd. (“Iroquois MF”), Mercer and Cavalry (collectively, the “February 3rd Investors”) pursuant to which we received $199,500, $250,250 and $150,500, respectively, in exchange for the issuance of:

●	12.5% Original Issue Discount Convertible Notes (the “February 3rd Notes”) in the principal amounts of $228,000, $286,000 and $172,000 issued to each of Iroquois MF, Mercer and Calvary, respectively; and

●	five-year warrants (the “February 3rd Warrants”) to purchase 5,066,667, 6,355,556 and 3,822,223 shares of our common stock at an exercise price of $0.05 per share to each of Iroquois MF, Mercer and Cavalry, respectively.

February 16, 2021 Private Placement

On February 16, 2021, we entered into Securities Purchase Agreements (the “February 16th SPAs”) with each of Bellridge Capital, LP (“Bellridge”), Cavalry, and Mercer (the “February 16th Investors”), pursuant to which we received $787,500, $500,500 and $500,500 from Bellridge, Cavalry and Mercer, respectively, in exchange for the issuance of:

●	Original Issue Discount 12.5% Convertible Notes (the “February 16th Notes) in the principal amounts of $900,000 issued to Bellridge and $572,000 to each of Cavalry and Mercer; and

●	five-year warrants (the “February 16th Warrants,”) (i) issued to Bellridge to purchase 3,913,044 shares of our common stock and (ii) issued to each of Cavalry and Mercer to purchase 2,486,957 shares of our common stock, each at an initial exercise price of $0.24 per share which was subsequently adjusted to $0.15 per share following the March Private Placement described below, pursuant to the terms of the February 16th Warrants.

We have twice extended the maturity dates of the February 16th Notes held by each Cavalry and Mercer. On February 3, 2022, we agreed to extend the agreement’s maturity date to August 16, 2022, and on August 30, 2022, we entered an agreement for an additional maturity date extension to November 16, 2022. In consideration for the second extension, we agreed to (i) increase the principal amount outstanding and due under the February 16th Notes to Cavalry and Mercer by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.15 per share. The Extension Warrant contains the same terms and provisions in all material respects as the February 16th Warrants, except for difference in exercise price.

On December 30, 2022, we again extended the maturity dates of each of the February 16th Notes held by Cavalry and Mercer to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the February 16th Notes was reduced from $0.15 to $0.0115 per share (such reduced conversion price being the current conversion price of such notes give the passage of the November 16, 2022 maturity date). As a result of this change in conversion price, the 3,000,000 shares of common stock underlying the Extension Warrants was increased to 39,130,435 shares.

(2)	The February 16th Warrants issued to Cavalry and Mercer were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the February 16th Warrants held by Cavalry and Mercer for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). We have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 51,901,711 shares of common stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of our obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). We are under no legal obligation to reserve such number of shares for future issuance.

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the February 16th Notes until after March 30, 2023 and (ii) waive any events of default under the February 16th Notes and the February 16th SPAs.

(4)	Certain other warrants held by Cavalry and Mercer which contain a mandatory exercise provision allowing the Company to force exercise of such warrants if the price of the common stock is $0.06 per share or above were amended effective December 30, 2022 to reduce such forced exercise price to $0.04 per share.

The March 2021 Private Placement

On March 11, 2021, we entered into Securities Purchase Agreements (the “March SPAs”) with each of Anson Investments Master Fund LP (“Anson IMF”), Anson East Master Fund LP (“Anson EMF”), Cavalry, Cavalry Special Ops Fund, LLC (“Cavalry SOF”), Hudson Bay Master Fund Ltd. (“Hudson Bay”), Iroquois Capital Investment Group LLC (“Iroquois CIG”), Iroquois MF, and Mercer (together, the “March Investors”), pursuant to which we agreed to sell to the March Investors in a private placement (i) 30,333,334 shares of our common stock (the “March Shares”) and (ii) warrants (the “March Warrants”) to purchase up to an aggregate of 15,166,667 shares of our common stock (the “March Warrant Shares”) for gross proceeds of approximately $4,550,000. The combined purchase price for one share of common stock and associated March Warrant is $0.15. The private placement pursuant to the terms of the March SPAs closed on March 16, 2021.

Pursuant to an engagement letter (the “Engagement Letter”), dated as of March 6, 2021, by and between us and H.C. Wainwright & Co., LLC (“Wainwright”), we engaged Wainwright to act as our exclusive placement agent in connection with the March Private Placement. Pursuant to the engagement agreement, we agreed to pay Wainwright a cash fee of 8.0% of the gross proceeds raised by us in the private placement. We also agreed to pay Wainwright (i) a management fee equal to 1.0% of the gross proceeds raised in the private placement; (ii) $35,000 for non-accountable expenses and (iii) up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses. In addition, we agreed to issue to Wainwright (or its designees) placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of up to 2,426,667 shares of our common stock (equal 8.0% of the aggregate number of shares of common stock sold in the March Private Placement or underlying the March Warrants). The Placement Agent Warrants generally have the same terms as the March Warrants, except they have an exercise price of $0.1875.

Other Transactions with Certain Selling Stockholders

On August 5, 2020, we entered into a Securities Purchase Agreement (the “Pinz SPA”) with Pinz Capital Special Opportunities Fund, LP. (“Pinz”), pursuant to which we received $87,500 in exchange for the issuance of:

●	an Original Issue Discount 10% Senior Secured Convertible Note (the “Pinz Note”) in the principal amount of $100,000; and

●	a five-year warrant (the “Pinz Warrant”) to purchase 2,857,143 shares of our common stock at an exercise price of $0.05 per share.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2022.

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

In October 2022, we announced that since the commencement of our new IPSIPay marketing campaign featuring Mr. Lopez in August 2022, we achieved 10,000 downloads of IPSIPay, and of the 10,000 downloads, 1,200 have been converted to active users with wallets, meaning the users have initiated at least one transaction via IPSIPay. As of December 31, 2022, we had achieved 31,004 downloads of IPSIPay, and of the 31,004 downloads, 2,686 have been converted to active users with wallets.

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

We generated nominal IPSIPay-related revenue during the fourth quarter of 2022, with the goal of increasing revenues during 2023. In the current environment, it has proven to take longer to win a customer's trust and resulting fee generating usage of our apps.  This is especially true when it relates to the unbanked and underserved sending money abroad.  We initiated an aggressive digital marketing campaign,  late in the third quarter.  With the help of National Positions and Mario Lopez we were able to finish the year with 35,000 downloads and 5,000 active users.  We have seen sequential growth every month and coupled with organic growth, we recently achieved 50,000 downloads.  Since the launch of our marketing program, we also have seen steady growth of the issuance of debit Visa cards via IPSIPay.  While we have not seen any significant revenue from these endeavors, we believe the brand we are building and the impressions we have recorded should help us grow the awareness and use of our apps during 2023. Our ability to reach sufficient scale of our business and generate sufficient revenue is, however, unproven and speculative at this time, so we remain faced with all of the risks associated with launching and seeking to scale a new business. If we are unable to grow our IPSIPay and Beyond Wallet business, our business could be severely harmed or could fail.

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

Recent Developments

December 2022 Note Amendment Transaction

On February 16, 2021, we entered into separate Securities Purchase Agreements (the “SPAs”), with each of Cavalry Fund I LP (“Cavalry”) and Mercer Street Global Opportunity Fund, LLC (“Mercer”), pursuant to which we received $500,500 and $500,500 from Cavalry and Mercer, respectively, in exchange for the issuance of: (i) Original Issue Discount 12.5% Convertible Notes (the “Notes” and each a “Note”) in the principal amount of $572,000 to each of Cavalry and Mercer; and (ii) five-year warrants (the “Original Warrants”) issued to each of Cavalry and Mercer to purchase 2,486,957 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.24 per share.

We have twice extended our indebtedness to each Cavalry and Mercer. On February 3, 2022, we agreed to extend the maturity date of the Notes to August 16, 2022. Additionally, on August 30, 2022 we entered agreements for an additional maturity date extension to November 16, 2022. In consideration for the second extension, we agreed to (i) increase the principal amount outstanding and due to Cavalry and Mercer under their respective Notes by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.15 per share. The Extension Warrant contains the same terms and provisions in all material respects as the Original Warrants, except for difference in exercise price.

On December 30, 2022, we again extended the maturity dates of each of the Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Notes was reduced from $0.15 to $0.0115 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Notes). As a result of this change in conversion price, under the existing terms of the Notes, the 3,000,000 shares of common stock underlying the Extension Warrants was increased to 39,130,435 shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). We shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 51,901,711 shares of common stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). We are under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Notes until after March 30, 2023 and (ii) waive any events of default under the Notes and the SPAs;

(4)	Certain other warrants held by Cavalry and Mercer which contain a mandatory exercise provision allowing us to force exercise of such warrants if the price of the common stock is $0.06 per share or above were amended effective December 30, 2022 to reduce such forced exercise price to $0.04 per share; and

(5)	We are obligated to register the shares of common stock underlying the Notes and the shares underlying all warrants held by Cavalry and Mercer for resale with the Securities and Exchange Commission and we have filed the registration statement to satisfy such registration obligation.

The parties also acknowledged that the principal and accrued interest under the Notes as of December 28, 2022 is equal to an aggregate of $2,264,784, or $1,132,392 for each of Cavalry and Mercer. In addition, as a result of the reduction in the conversion price of the Notes, certain other warrants held by third parties will have the exercise price of such warrants reduced to $0.0115 per share. All of the shares of our common stock underlying the Notes as amended and all warrants held by Cavalry and Mercer as adjusted are registered for resale pursuant to a registration statement.

Results of Operations for the years Ended December 31, 2022 and December 31, 2021

Net revenue

We recorded minimal revenues of $847 during the year ended December 31, 2022 and we did not have revenues during the year ended December 31, 2021. Our goal is to increase revenue as our product becomes more widely used and we are exploring different market segments to increase our revenue from our e-wallets. We have utilized financial promotional strategies to encourage downloads and use of IPSIPay, which has reduced our ability to generate revenues in the near term while such strategies are in effect.

Cost of goods sold

Cost of goods sold was $5,052 for the year ended December 31, 2022 and consists primarily of bank and merchant related fees and chargebacks. We had no cost of goods sold, as we did not have revenues during the year ended December 31, 2021.

General and administrative expenses

General and administrative expenses were $5,540,879 and $10,284,815 for the years ended December 31, 2022 and 2021, respectively, a decrease of $4,743,936 or 46.1%. The decrease is primarily due to the following;

(i)	Salaries and wages of $2,323,361 and $7,066,725 for the years ended December 31, 2022 and 2021, respectively, a decrease of $4,743,364 or 67.1%. The decrease is due to the value of warrants issued to our CEO of $4,327,899 in the prior year. These warrants were subsequently cancelled and replaced with stock options; the reduction in severance expenses of $302,000, a severance expense was raised for several employees in the prior year who are currently disputing their severance; the decrease in stock option compensation expense of $57,342; and a reduction in salary expense of $79,267 due to the reduction in payroll head count during the current year.

(ii)	Consulting fees of $339,500 and $1,340,134 for the years ended December 31, 2022 and 2021, respectively, a decrease of $1,000,634 or 74.7%. The decrease is due to 8,000,000 restricted shares issued to various advisory board members valued at $776,000 in the prior year and 3,650,000 shares issued to various consultants and advisory board members valued at $443,050 during the prior year. The remaining increase of $218,416 is due to consulting fees paid to various consultants to improve our marketing and selling efforts.

(iii)	Directors’ fees of $105,000 and $722,114 for the years ended December 31, 2022 and 2021, respectively, a decrease of $617,114 or 85.5%, Directors fees in the prior year included shares issued to directors valued at $539,000, and the value of options granted to directors of $91,614.

(iv)	Selling and marketing costs of $622,639 and $117,185 for the years ended December 31, 2022 and 2021, respectively, an increase of $505,454 or 431.3%. The increase is due to the Mario Lopez endorsement fees of $446,702 and a general increase in other marketing expenditure of $58,752 to launch our payment platform.

(v)	Professional fees of $1,117,066 and $405,552 for the years ended December 31, 2022 and 2021, respectively, an increase of $711,514 or 175.4%. The increase is primarily due to an increase in fees paid to Frictionless of $526,033 for compliance, consulting and customer support and various other functions during the current period; and an increase in social media expense of $148,415 in order to promote the completed IPSI pay platform.

(vi)	Legal fees of $470,316 and $243,541 for the years ended December 31, 2022 and 2021, respectively, increased by $226,775 or 93.1%, primarily due to two legal cases, one with a previous employee and the other with a consultant who was to provide services to the Group. These cases are ongoing and are being defended.

(vii)	Insurance expense of $224,056 and $85,936 for the years ended December 31, 2022 and 2021, respectively, an increase of $138,120 or 160.7%, primarily due to increases in both health care costs and D&O insurance taken out during the current year.

(vi)	The balance of the difference is made up of several individually insignificant expenses.

Depreciation

Depreciation was $132,394 and $17,935 for the years ended December 31, 2022 and 2021, respectively, an increase of $114,459. The increase is primarily due to the September 2022 commencement of amortization of the platform which is now commercially operational.

Investment impairment charge

Investment impairment charge was $1 and $0 for the years ended December 31, 2022 and 2021, respectively, the amount is immaterial.

Loss on debt conversion

Loss on debt conversion was $0 and $5,498,820 for the years ended December 31, 2022 and 2021, respectively, a decrease of $5,498,820. The loss on debt conversion during the prior year represents a loss realized on the conversion of convertible notes, into equity at fixed conversion prices which ranged from $0.035 to $0.045 per share, when the stock price ranged from $0.05 per share to $0.238 per share, resulting in a significant loss. A total of $2,259,221 was converted from convertible debt to equity during the year ended December 31, 2021.

Loss on convertible notes

loss on convertible notes was $4,602,709 and $0 for the years ended December 31, 2022 and 2021, respectively, an increase of $4,602,709 or 100.0%. The increase is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes during the first, third fourth quarters, respectively, resulting in the triggering of a full rachet provision on certain warrants, the reduction in the conversion price of the convertible notes and the exchange of certain warrants for promissory notes, discussed fully in note 9 to the financial statements.

Forgiveness of federal relief loan

Forgiveness of federal relief loan was $0 and $60,292 for the years ended December 31, 2022 and 2021, respectively. During the prior period the company applied and was granted on the PPP loan advanced by the federal government during the 2020 year.

Interest expense

Interest expense was $199,788 and $228,240 for the years ended December 31, 2022 and 2021, respectively, a decrease of $28,452 or 12.5%. The decrease is primarily due to a reduction in the value of convertible debt outstanding, which has been offset by increases in the principal balance outstanding during the current period due to the capitalization of interest and penalties incurred for extending the maturity dates of the debt.

Amortization of debt discount

Amortization of debt discount was $263,200 and $3,653,652 for the years ended December 31, 2022 and 2021, respectively, a decrease of $3,390,452 or 92.8%. The decrease is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the prior year.

Derivative liability movements

Derivative liability movements were $411,752 and $5,128,255 for the years ended December 31, 2022 and 2021, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current year represents the mark-to-market of the derivative liability outstanding as of December 31, 2022, primarily as a result of a decrease in the share price over the prior year.

Net loss

We incurred a net loss of $10,331,424 and $14,494,915 for the years ended December 31, 2022 and 2021 respectively, a decrease of $4,163,491 or 28.7%. The decrease is due to the decrease in general and administrative expenses, the decrease in the loss realized on the conversion of convertible debt, the decrease in the amortization of debt discount, offset by the increase in loss on convertible notes and the movement in derivative liabilities, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We incurred an accumulated deficit of $52,399,858 through December 31, 2022 and incurred negative cash flow from operations of $3,061,953 for the year ended December 31, 2022. Our focus on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, has required us to spend substantial amounts in connection with implementing our business strategy, including marketing our services to our target market.

To meet our financing needs, in 2021, we raised net convertible debt and warrant funding of $2,048,000 (gross proceeds from convertible notes of $2,569,000 less repayment of convertible notes of $521,000), received proceeds from warrant exercises of $3,009,349 and additional gross proceeds $4,550,000 from a private placement of equity securities. Subsequent to the 2022 year end, during February 2023, we raised an additional $535,000 in gross proceeds from convertible debt and warrant funding. As of the date of this Report, we do not believe that we have sufficient funding to implement our business strategy and anticipate that we will need to raise substantial additional funds in order to implement our plans.

At December 31, 2022, we had cash of $374,765 and working capital deficit of $6,071,437, including a derivative liability of $2,550,642. After eliminating the derivative liability our working capital deficit is $3,520,795.

We utilized cash of $3,061,953 and $2,608,118 in operations for the year ended December 31, 2022 and 2021, respectively. Overall cash utilized in operations increased by $453,835.

We invested $819,782 and $625,000 for the years ended December 31, 2022 and 2021, respectively, in the acquisition of a license and services for our wallet products in the furtherance of our business objectives. In the prior year, we also invested $500,000 in the common stock of Frictionless which has been contracted to develop our payment platform for the Mexican and other markets.

Cash utilized in financing activities was $1,137,410 for the year ended December 31, 2022 was primarily due to the repayment of convertible debt during February 2022. Cash provided by financing activities for the year ended December 31, 2021 was primarily comprised of gross proceeds of $4,550,000 from the private placement on March 17, 2021, $3,009,349 from warrants exercised and a net $2,048,000 from convertible debt issued, net of convertible debt repayments of $521,000. We utilized $501,100 for share issue expenses.

At December 31, 2022, we had outstanding convertible notes in the amount of $2,266,602 and notes outstanding of $964,268. The convertible notes were issued on February 16, 2021 and the maturity date has subsequently been extended three times to August 16, 2022, November 16, 2022 and December 30, 2023. The August 16, 2022 and November 16, 2022 maturity date extensions resulted in additional penalties been incurred on the notes. The December 2022 Note Amendment Transection resulted in the exchange of certain warrants into notes with an aggregate principal balance of $964,000, the reduction in the conversion price of the convertible notes to $0.0115 per share from $0.15 per share and the triggering of the full rachet provision on certain warrants resulting in the issuance of an additional 72,260,870 warrants at a revised exercise price of $0.0115 per share, in addition the exercise price of certain warrants was reset to $0.0115 per share from $0.05 per share. See note 9 to the financial statements for a full description of the December 2022 Debt Amendment Transaction.

Capital Expenditures

Our capital expenditure is dependent on our cash resources, currently we are not forecasting any additional capital expenditure for the 2023 fiscal year.

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

Contractual Obligations

We have contractual obligations in the form of notes and convertible notes which are described in the financial statements included as part of this Report.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Payment Solutions, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assessment of Derivative Liabilities- Refer to Note 10 of the consolidated financial statements

Certain of the short-term convertible notes disclosed in note 9 and certain warrants disclosed in note 11 to the consolidated financial statements, have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes and warrants using a Black-Scholes valuation model. The value of this derivative financial liability was re-assessed at December 31, 2022.

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

The primary procedures we performed to address this critical audit matter included:

●	Reading the agreements related to the short-term convertible notes and warrants issued along with management’s technical accounting memos to understand the facts and circumstances within the notes and warrant agreements.

●	Utilizing personnel with knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply relevant accounting guidance for the classification of the warrants issued, including evaluating the terms associated with market volatility.

/s/RBSM LLP

We have served as the Company’s auditor since 2014.

PCAOB ID 587

New York, NY

March 31, 2023

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets

Current Assets
Cash	$374,765	$5,449,751
Other current assets	97,042	85,034
Total Current Assets	471,807	5,534,785

Non-current assets
Plant and equipment	40,362	28,799
Intangible assets	1,692,811	625,000
Security deposit	47,592	34,800
Investment	500,000	500,001
Total Non-Current Assets	2,280,765	1,188,600
Total Assets	$2,752,572	$6,723,385

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$761,732	$465,205
Notes payable	964,268	-
Convertible debt, net of unamortized discount of $0 and $263,200, respectively	2,266,602	1,961,354
Derivative liability	2,550,642	407,161
Total Current Liabilities	6,543,244	2,833,720

Non-Current Liabilities
Federal relief loans	163,978	158,353
Total Non-Current Liabilities	163,978	158,353

Total Liabilities	6,707,222	2,992,073

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021.	-	-
Common stock, $0.0001 par value; 750,000,000 and 500,000,000 shares authorized, 376,901,679 and 367,901,679 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	37,690	36,790
Additional paid-in-capital	48,405,921	45,771,012
Accumulated deficit	(52,399,858)	(42,111,701)
Total equity (deficit) attributable to Innovative Payment Solutions, Inc. Stockholders	(3,956,247)	3,696,101
Non-controlling interest	1,597	35,211
Total Equity (Deficit)	(3,954,650)	3,731,312
Total Liabilities and Equity (Deficit)	$2,752,572	$6,723,385

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended	Twelve months ended
	December	December
	2022	2021
Net Revenue	$847	$-

Cost of Goods Sold	5,052	-

Gross loss	(4,205)	-

General and administrative	5,540,879	10,284,815
Depreciation	132,394	17,935
Total Expense	5,673,273	10,302,750

Loss from Operations	(5,677,478)	(10,302,750)

Investment impairment charge	(1)	-
Loss on debt conversion	-	(5,498,820)
Loss on convertible notes	(4,602,709)	-
Forgiveness of federal relief loans	-	60,292
Interest expense, net	(199,788)	(228,240)
Amortization of debt discount	(263,200)	(3,653,652)
Derivative liability movements	411,752	5,128,255
Loss before taxation	(10,331,424)	(14,494,915)

Taxation	-	-

Net loss	(10,331,424)	(14,494,915)

Net loss attributable to non-controlling interest	43,267	12,789

Net loss attributable Innovative Payment Solutions, Inc. Stockholders’	$(10,288,157)	$(14,482,126)

Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and diluted	372,200,310	334,343,830

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 2021 TO DECEMBER 31, 2022

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	-	$-	193,637,747	$19,363	$23,179,399	$(27,629,575)	$-	$(4,430,813)
Warrants exercised	-	-	60,186,982	6,019	3,003,330	-	-	3,009,349
Conversion of convertible debt to equity	-	-	61,793,616	6,180	7,751,860	-	-	7,758,040
Shares issued for services	-	-	20,950,000	2,095	1,779,055	-	-	1,781,150
Shares subscriptions	-	-	30,333,334	3,033	4,546,967	-	-	4,550,000
Share issue expenses	-	-	-	-	(501,100)	-	-	(501,100)
Fair value of warrants issued	-	-	-	-	4,327,899	-	-	4,327,899
Stock based option expense	-	-	-	-	1,382,638	-	-	1,382,638
Restricted stock awards	-	-	1,000,000	100	300,964	-	-	301,064
Proceeds from non-controlling shareholders	-	-	-	-	-	-	48,000	48,000
Net loss	-	-	-	-	-	(14,482,126)	(12,789)	(14,494,915)
Balance at December 31, 2021	-	$-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312
Fair value of warrants issued	-	-	-	-	708,063	-	-	708,063
Shares issued for services	-	-	7,000,000	700	332,300	-	-	333,000
Stock based option expense	-	-	-	-	1,233,682	-	-	1,233,682
Restricted stock awards	-	-	2,000,000	200	360,864	-	-	361,064
Proceeds from non-controlling shareholders	-	-	-	-	-	-	9,653	9,653
Net loss	-	-	-	-	-	(10,288,157)	(43,267)	(10,331,424)
Balance at December 31, 2022	-	$-	376,901,679	$37,690	$48,405,921	$(52,399,858)	$1,597	$(3,954,650)

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,331,424)	$(14,494,915)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(411,752)	(5,128,255)
Depreciation	132,394	17,935
Amortization of debt discount	263,200	3,653,652
Investment impairment charge	1	-
Loss on conversion of debt to equity	-	5,498,820
Loss on convertible notes	4,602,709	-
Fair value of warrants issued	359,125	-
Deposit forfeited	-	4,000
Forgiveness of federal relief loans	-	(60,292)
Shares issued for services	333,000	1,219,050
Stock based compensation	1,594,746	6,573,701
Amortization of right of use asset	-	17,857
Changes in Assets and Liabilities
Other current assets	(12,008)	(79,764)
Accounts payable and accrued expenses	296,528	(373)
Operating lease liabilities	-	(17,857)
Interest accruals	111,528	188,323
CASH USED IN OPERATING ACTIVITIES	(3,061,953)	(2,608,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Frictionless Financial Technologies, Inc.	-	(500,000)
Intangibles acquired	(819,782)	(625,000)
Investment in deposits	(12,792)	(34,800)
Plant and equipment purchased	(43,049)	(9,234)
NET CASH USED IN INVESTING ACTIVITIES	(875,623)	(1,169,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuances	-	4,550,000
Share issue expenses	-	(501,100)
Proceeds from warrants issued	-	3,009,349
Repayment of loans payable	-	(22,049)
Proceeds from short term notes and convertible notes	-	2,569,000
Repayment of convertible notes	(1,147,063)	(521,000)
Proceeds from non-controlling shareholders	9,653	48,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,137,410)	9,132,200

NET (DECREASE) INCREASE IN CASH	(5,074,986)	5,355,048
CASH AT BEGINNING OF YEAR	5,449,751	94,703
CASH AT END OF YEAR	$374,765	$5,449,751

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$88,260	$29,813

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for software development	$348,938	$-
Derecognition of right of use assets on early termination	$-	$34,070
Conversion of convertible debt to equity	$-	$2,259,220

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi. or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The transactions contemplated by the SPA closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. As a result, the Company no longer has any business operations in Mexico and has retained its U.S. operations, currently based in Carmel By The Sea, California.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services or compensation, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

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

The Company’s operations are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. The recent war in Ukraine and the global inflationary environment which has resulted in significant interest rate increases in the U.S and abroad has resulted in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities, which may have an adverse impact on its business and financial condition and may hamper the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2022. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

h)	Reporting by Segment

No segmental information is required as the Company has only one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2022 and 2021, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2022 and 2021, the balance exceed the federally insured limit by $120,580 and $5,117,551, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2022 and 2021.

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

The Company recorded an impairment charge of $1 and $0 on its non-marketable equity securities for the years ended December 31, 2022 and 2021, respectively. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

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

The Company had minimal revenues of $847 and $0 during the years ended December 31, 2022 and 2021, respectively.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2022 and December 31, 2021, there have been no interest or penalties incurred on income taxes.

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

3	LIQUIDITY MATTERS AND GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the year ended December 31, 2022, the Company had a net loss of $10,331,424. In connection with preparing the consolidated financial statements for the year ended December 31, 2022, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended December 31, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about their ability to continue as a going concern.

4	INTANGIBLES

On August 26, 2021, the Company formed a subsidiary, Beyond Fintech. to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owns 51% of Beyond Fintech with the other 49% owned by Frictionless. During the year ended December 31, 2022, an additional $41,320 on software to further enhance the Beyond Wallet product offering.

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, and during the year ended December 31, 2022, an additional $1,127,400, including warrants issued to Frictionless valued at $348,938 (note 5 and 11), was incurred by the Company to facilitate the functioning of the IPSIPay software in the cloud environment.

	December 31, 2022			December 31, 2021
	Cost	Accumulated amortization	Net Book Value	Net book value
Purchase Technology – Beyond Wallet	$291,320	$-	$291,320	$250,000
Purchased Technology - IPSIPay	1,502,400	(100,909)	1,401,491	375,000
	$1,793,720	$(100,909)	$1,692,811	$625,000

Amortization expense was $100,909 and $0 for the years ended December 31, 2022 and 2021, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5	INVESTMENTS

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

Pursuant to the SPA, the Company agreed to issue a non-restricted, non-dilutable, five year warrant to purchase 30,000,000 shares of common stock in the Company at an exercise price of $0.15 per share based on the delivery of the financial payment software in accordance with the SPA. On December 30, 2022, the Company issued a warrant to Frictionless in satisfaction of this obligation. Due to the pricing of financings undertaken by the Company between the date of the SPA and the date the warrant was granted, the exercise price of the warrant was set upon issuance at $0.0115 per share. Further, the warrant issued to Frictionless was for restricted shares of common stock and the “non-dilutable” provision was omitted. The warrant was valued at $348,938 on the date of grant and was capitalized to purchased technology on the date of grant.

The Company has the right to appoint and has appointed, one member to the board of directors of Frictionless, which appointee will remain on the board as long as the Company is the holder of the Frictionless common stock.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

The shares in Frictionless are unlisted as of December 31, 2022.

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

As of December 31, 2022 and 2021, the Company impaired the carrying value of the investment in Vivi Holdings, Inc by $1 and $0, respectively, based on Vivi’s indicated timeline for its proposed IPO and fund raising activities, largely impacted by the COVID-19 pandemic. The total impairment as of December 31, 2022 and 2021 was $1,019,961 and $1,019,960.

The shares in Vivi Holdings, Inc., are unlisted as of December 31, 2022.

	December 31, 2022	December 31, 2021
Investment in Frictionless Financial Technologies, Inc.	$500,000	$500,000
Investment in Vivi Holdings, Inc.	-	1
	$500,000	$500,001

6	LEASES

The Company entered into a real property lease for office and warehouse space located at 19355 Business Center Drive in Northridge California, Los Angeles County. The lease commenced on February 15, 2020 and expired on February 28, 2022, monthly rental expense was $3,945 per month with no escalations during the term of the lease.

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

On March 22, 2021, the Company entered into a real property lease for an office located at 56B 5th Street, Lot 1, #AT, Carmel By The Sea, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. Following the expiry of the lease term, the landlord has agreed to continue the lease on a month-to-month basis at $4,800 per month. On January 1, 2023, the Company entered into a new month-to-month lease, with a 90 day termination clause, for a monthly rental of $5,088.

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease expense	$57,600	$74,803

Other lease information:

	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(57,600)	$(74,803)

Remaining lease term – operating lease	Monthly	3 months

7	FEDERAL RELIEF LOANS

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

The company has accrued interest of $13,978 and $8,353 on this loan as of December 31, 2022 and 2021, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	NOTES PAYABLE

On February 16, 2021, the Company entered into separate Securities Purchase Agreements (the “SPAs”), with each of Cavalry Fund I LP (“Cavalry”) and Mercer Street Global Opportunity Fund, LLC (“Mercer”), pursuant to which the Company received $500,500 and $500,500 from Cavalry and Mercer, respectively, in exchange for the issuance of: (i) Original Issue Discount 12.5% Convertible Notes (the “Notes” and each a “Note”) in the principal amount of $572,000 to each of Cavalry and Mercer; and (ii) five-year warrants (the “Original Warrants”) issued to each of Cavalry and Mercer to purchase 2,486,957 shares of the Company’s common stock at an exercise price of $0.24 per share.

In terms of the December 30, 2022 Note Amendment Transaction, described in more detail in Note 9 below, the Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Warrants for all purposes. The Company accounted for the aggregate value of the notes issued of $964,000, less the fair value of the warrants exchanged for these notes of $43,608, totaling $920,392 as a component of the loss on convertible debt.

The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 51,901,711 shares of common stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance.

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	December 31, 2022 Amount, net	December 31, 2021 Amount, net
Cavalry Fund I LP	10%	December 30, 2023	482,000	134	482,134	-
Mercer Street Global Opportunity Fund, LLC	10%	December 30, 2023	482,000	134	482,134	-
Total convertible notes payable			$964,000	$268	$964,268	$-

Interest expense totaled $268 for the year ended December 31, 2022.

9	CONVERTIBLE NOTES PAYABLE

December 2022 Note Amendment Transaction

On February 16, 2021, we entered into separate SPAs with each of Cavalry and Mercer, pursuant to which we received $500,500 and $500,500 from Cavalry and Mercer, respectively, in exchange for the issuance of: (i) Original Issue Discount 12.5% Convertible Notes (the “Notes”) in the principal amount of $572,000 to each of Cavalry and Mercer; and (ii) five-year warrants (the “Original Warrants”) issued to each of Cavalry and Mercer to purchase 2,486,957 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.24 per share. Cavalry and Mercer are Selling Stockholders listed in this prospectus.

The Original Warrants are discussed in note 8 above.

The Company twice extended its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022. In consideration for the second extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry and Mercer under their respective Notes by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.15 per share. The Extension Warrant contains the same terms and provisions in all material respects as the Original Warrants, except for difference in exercise price.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

On December 30, 2022, the Company again extended the maturity dates of each of the Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Notes was reduced from $0.15 to $0.0115 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Notes). As a result of this change in conversion price, under the existing terms of the Notes, the 3,000,000 shares of common stock underlying the Extension Warrants was increased to 39,130,435 shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 51,901,711 shares of common stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Notes until after March 30, 2023 and (ii) waive any events of default under the Notes and the SPAs;

(4)	Certain other warrants held by Cavalry and Mercer which contain a mandatory exercise provision allowing us to force exercise of such warrants if the price of the common stock is $0.06 per share or above were amended effective December 30, 2022 to reduce such forced exercise price to $0.04 per share; and

(5)	The company was obligated to register the shares of common stock underlying the Notes and the shares underlying all warrants held by Cavalry and Mercer for resale with the Securities and Exchange Commission and the Company filed the registration statement to satisfy such registration obligation.

The parties also acknowledged that the principal and accrued interest under the Notes as of December 28, 2022 is equal to an aggregate of $2,264,784, or $1,132,392 for each of Cavalry and Mercer. In addition, as a result of the reduction in the conversion price of the Notes, certain other warrants held by third parties have their exercise price of such warrants reduced to $0.0115 per share. All of the shares of our common stock underlying the Notes as amended and all warrants held by Cavalry and Mercer as adjusted were registered for resale pursuant to the filed registration statement.

The amendments to the convertible debt were evaluated in terms of ASC470, Debt, to determine if the amendments to the convertible debt were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the convertible notes from $0.15 to $0.0115 per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the convertible note holders valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $(43,608) and the value of the notes of $964,000 (Note 8 above) and the value of full rachet provisions of certain of the warrants issued to the convertible note holders amounting to $841,003, see note 12 below, the amendment of the convertible notes was determined to be a debt extinguishment.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9	CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	December 31, 2022 Amount, net	December 31, 2021 Amount, net
Cavalry Fund I LP	10%	December 30, 2023	1,091,754	41,547	-	1,133,301	548,872

Mercer Street Global Opportunity Fund, LLC	10%	December 30, 2023	1,091,754	41,547	-	1,133,301	548,872

Bellridge Capital LP	10%	February 16, 2022	-	-	-	-	863,609

Total convertible notes payable			$2,183,508	$83,094	$-	$2,266,602	$1,961,353

Interest expense totaled $193,886 and $221,930 for the years ended December 31, 2022 and 2021, respectively.

Amortization of debt discount totaled $263,200 and $3,653,652 for the years ended December 31, 2022 and 2021, respectively.

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

Cavalry Fund LLP

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

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022 and again to December 30, 2023. In consideration for the November 16, 2022 extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry by twenty percent (20%) and (ii) issue a new five-year warrant to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.15 per share. In consideration of the December 30, 2022 extension, the Company agreed to the following terms; (i) the conversion price of the Note was reduced from $0.15 to $0.0115 per share; (ii) Cavalry agreed (a) not to convert all or any portion of the Notes until after March 30, 2023 and (b) waive any events of default under the Note and the SPA; (iii) the Company agreed to and registered the shares of common stock underlying the Note and the shares underlying all warrants held by Cavalry for resale with the Securities and Exchange Commission and filed the registration statement to satisfy the Company’s registration obligation.

The balance of the Cavalry Note plus accrued interest at December 31, 2022 was $1,133,301.

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

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022 and again to December 30, 2023. In consideration for the November 16, 2022 extension, the Company agreed to (i) increase the principal amount outstanding and due to Mercer by twenty percent (20%) and (ii) issue a new five-year warrant to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.15 per share. In consideration of the December 30, 2022 extension, the Company agreed to the following terms; (i) the conversion price of the Note was reduced from $0.15 to $0.0115 per share; (ii) Mercer agreed (a) not to convert all or any portion of the Notes until after March 30, 2023 and (b) waive any events of default under the Note and the SPA; (iii) the Company agreed to and registered the shares of common stock underlying the Note and the shares underlying all warrants held by Mercer for resale with the Securities and Exchange Commission and filed the registration statement to satisfy the Company’s registration obligation.

The balance of the Mercer Note plus accrued interest at December 31, 2022 was $1,133,301.

Bellridge Capital LP.

●

On February 16, 2021, the Company closed a transaction with Bellridge Capital LP., pursuant to which the Company received net proceeds of $787,500, after an original issue discount of $112,500 in exchange for the issuance of a $900,000 Senior Secured Convertible Note, bearing interest at 10% per annum and which matured on February 16, 2022. The Note was convertible into shares of common stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 3,913,044 shares of common stock at an initial exercise price of $0.24 per share.

The Bellridge Note was repaid on February 4, 2022 for gross proceeds of $1,235,313, including interest thereon of $88,250 and penalty interest of $247,062 recorded as a loss on convertible debt, thereby extinguishing the Bellridge Note.

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

On December 30, 2022, the Company entered into the December 2022 Note Amendment transaction (“the Note Amendment”) as fully described under note 9 above. Included in the derivative liability is: (i) the Original Warrants which were exchanged for non-convertible promissory notes, (ii) the Cavalry and Mercer convertible notes which were subject to the Note Amendment and (ii) the Cavalry and Mercer Extension Warrants as well as certain other warrants due to Cavalry and Mercer and certain other warrant holders. The Note Amendment triggered a repricing of certain of these warrants.

The derivative liability on the Cavalry and Mercer convertible notes and the warrants affected by the note amendment were marked-to-market immediately prior to the Note Amendment resulting in a market to market movement on the original warrants, the convertible notes and the extension warrants and certain other warrants, which were subject to a full rachet provision, of $474,614. In addition, the Note and warrant Amendment gave rise to an additional derivative liability charge of $2,317,051 which was recorded as an expense in the loss on convertible notes charge in the statement of operations.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	DERIVATIVE LIABILITY (continued)

The net movement on the derivative liability for the year ended December 31, 2022 was as follows; net mark-to-market release of derivative liability of $411,752, new derivative liability arising on warrants issued of $238,182 and additional derivative liability arising on the Note Amendment of $2,317,051. The value of the derivative liability in each instance above was determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2022	Year ended December 31, 2021
Conversion price	$0.0115 to $0.15	$0.05 to $0.24
Risk free interest rate	0.79 to 4.73%	0.05 to 1.12%
Expected life of derivative liability	1.5 to 59 months	1.6 to 49.6 months
Expected volatility of underlying stock	120.49 to 258.3%	161.19 to 215.33%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	December 31, 2022	December 31, 2021
Opening balance	$407,161	$2,966,416
Derivative financial liability arising from convertible note and warrants	238,182	2,569,000
Derivative financial liability arising on note amendment included in loss on convertible notes	2,317,051	-
Fair value adjustment to derivative liability	(411,752)	(5,128,255)
	$2,550,642	$407,161

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company had 376,901,679 and 367,901,679 shares of Common Stock issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards (continued)

A summary of restricted stock activity during the period January 1, 2021 to December 31, 2022 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2021	20,495,000	$0.049	15,371,250	$0.049	5,123,750	$0.049
Granted and issued	2,500,000	0.050	2,500,000	0.050	-	-
Forfeited/Cancelled	(1,500,000)	(0.050)	(1,500,000)	(0.050)	-	-
Vested	-	-	(6,123,750)	(0.049)	6,123,750	0.049
Outstanding December 31, 2021	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049
Granted and issued	2,000,000	0.055	-	-	2,000,000	0.055
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding December 31, 2022	23,495,000	$0.050	5,123,750	$0.049	18,371,250	$0.050

The restricted stock granted, issued and exercisable at December 31, 2022 is as follows:

	Restricted Stock Granted		Restricted Stock Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share	Number Vested	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049	15,371,250	$0.049
$0.050	1,000,000	0.050	1,000,000	0.050
$0.055	2,000,000	0.055	2,000,000	0.055
	23,495,000	$0.050	18,371,250	$0.050

The Company has recorded an expense of $361,064 and $301,064 for the years ended December 31, 2022 and 2021, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of December 31, 2022 and 2021, respectively.

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

On August 30, 2022, the Company extended the maturity date of convertible notes issued to Cavalry and Mercer and agreed to grant each note holder a warrant exercisable for 3,000,000 shares of Common Stock at an exercise price of $0.15 per share with an expiration date of August 30, 2027. The fair value of these warrants was $238,182 which was recorded as a loss on convertible notes and a corresponding derivative, determined by using a Black-Scholes valuation model.

On December 30, 2022, the Company issued to Frictionless a 5 year warrant to purchase 30,000,000 shares of common stock in the Company at an exercise price of $0.0115 per share as disclosed in note 5 above. The fair value of these warrants was $348,938 determined by using a Black-Scholes valuation model, which fair value was capitalized to purchased technology on the date of grant.

On December 30, 2022, the Company entered into the December 2022 Note Amendment Transaction, as fully described in note 9 above. In terms of the Note Amendment Transaction the following occurred:

●	The warrants issued to Cavalry and Mercer exercisable for 4,973,914 shares of common stock (2,486,957 for each of Cavalry and Mercer), were exchanged for two promissory notes of $482,000 each, as disclosed in note 8 above;

●	The warrants issued to Cavalry and Mercer on August 30, 2022, were subject to repricing and a full rachet increase in the number of warrants issued, resulting in an increase in the number of warrants by 72,260,870 (36,130,435 to each Cavalry and Mercer) and a reset of the exercise price to $0.0115 per share. The additional warrants were valued at $841,003 using a Black-Scholes valuation model and was expensed in the statement of operations as a component of the loss on convertible debt.

●	An additional 13,736,857 warrants previously issued to Mercer, Iroquois Master Fund and Bellridge Capital LP were subject to repricing of the exercise price from a range of $0.05 to $0.15 per share to $0.0115 per share. The change in the fair value of these warrants of $20,079, using a Black-Scholes valuation model was recorded as a component of the loss on convertible debt.

The fair value of the warrants granted, issued and repriced, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2022
Exercise price	$0.00115 to 0.15
Risk free interest rate	3.14 to 3.27%
Expected life	3 to 5 years
Expected volatility of underlying stock	182.6 to 199.2%
Expected dividend rate	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

A summary of warrant activity during the period January 1, 2021 to December 31, 2022 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	51,188,572	$0.05	$0.05
Granted	66,302,515	0.05 to 0.24	0.16
Forfeited/Cancelled	(20,000,000)	0.24	0.24
Exercised	(60,186,982)	0.05	0.05
Outstanding December 31, 2021	37,304,105	$0.05 – 0.1875	$0.12
Granted	51,000,000	0.0115 – 0.15	0.02
Increase in warrants due to debt amendment full rachet trigger	72,260,870	0.0115	0.01
Cancelled on debt amendment	(4,973,914)	0.15	0.15
Exercised	-	-	-
Outstanding December 31, 2022	155,591,061	$0.05 – 0.1875	$0.03

The warrants outstanding and exercisable at December 31, 2022 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.0115	121,997,727	4.57		121,997,727		4.57
$0.0345	15,000,000	2.52		9,375,000		2.52
$0.05	1,000,000	0.14		1,000,000		0.14
$0.15	15,166,667	3.21		15,166,667		3.21
$0.1875	2,426,667	3.21		2,426,667		3.21
	155,591,061	4.19	$0.03	149,966,061	$0.03	4.25

The warrants outstanding have an intrinsic value of $60,999 and $0 as of December 31, 2022 and 2021, respectively.

e.	Stock options

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

On July 22, 2021, the board of directors authorized the reduction in the exercise price of the options exercisable for 208,333 shares of common stock granted to Mr. Fuller on February 22, 2021, from $0.24 per share to $0.15 per share, resulting in an immediate compensation charge of $6, the remaining terms of the option were unchanged.

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement whereby the 20,000,000 warrants previously issued to Mr. Corbett were cancelled and as a replacement for the warrants, he was granted options to purchase 20,000,000 shares of common stock of the Company at a per share exercise price of $0.15. The options are exercisable for a period of ten years from the date of grant, vesting as to 50% on grant date and the remaining 50%, equally over a period of 36 months. The option expense for the year ended December 31, 2022 was $266,348.

In terms of an employment agreement dated August 16, 2021, on August 31, 2021, the Board awarded Richard Rosenblum, the Company’s Chief Financial Officer an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The options are exercisable for a period of ten years from the date of grant, vesting as to 50% on grant date and the remaining 50%, equally over a period of 36 months. The option expense for the year ended December 31, 2022 was $111,510.

On July 11, 2022, the Board approved, granted and issued 15,000,000 ten-year incentive stock options, with immediate vesting, to the Company’s Chairman and Chief Executive Officer at an exercise price of $0.15 per share. This resulted in an immediate expense of $823,854 for the year ended December 31, 2022.

On September 13, 2022, the Company granted ten-year options exercisable for 200,000 shares of Common Stock, with immediate vesting, to each of its four non-executive directors, totaling options exercisable for 800,000 shares of Common Stock at an exercise price of $0.04 per share. This resulted in an immediate expense of $31,970 for the year ended December 31, 2022.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The fair value of the options granted and issued were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2022
Exercise price	$0.04 to 0.15
Risk free interest rate	2.99 to 3.42%
Expected life	10.0 years
Expected volatility of underlying stock	206.4 to 208.4%
Expected dividend rate	0%

A summary of option activity during the period January 1, 2021 to December 31, 2022 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2021	100,000	$0.40	$0.40
Granted	30,416,666	0.15 – 0.24	0.15
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2021	30,516,666	$0.15 to 0.40	$0.15
Granted	15,800,000	0.04 – 0.15	0.14
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	46,316,666	$0.04 to 0.40	$0.15

The options outstanding and exercisable at December 31, 2022 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
0.04	800,000	9.71		800,000		9.71
0.15	45,208,333	8.94		35,625,000		9.00
0.24	208,333	8.15		208,333		8.15
0.40	100,000	5.99		100,000		5.99
	46,316,666	8.94	$0.15	36,733,333	$0.15	9.01

The options outstanding have an intrinsic value of $0 as of December 31, 2022 and 2021, respectively.

The option expense was $1,233,682 and $1,382,639 for the years ended December 31, 2022 and 2021, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	LOSS ON CONVERTIBLE NOTES

The loss on convertible notes consists of the following:

December 31, 2022
Penalty on cash settlement of convertible note	$247,063
Penalty on extension of maturity date of convertible notes	836,414
Fair value of warrants issued to convertible note holders on extension of maturity date	238,182
Fair value of derivative liability arising on the amendment of the exercise price of convertible notes and the full-rachet trigger on certain warrants issued to convertible note holders	2,360,658
Value of notes exchanged for certain warrants, net of the derivative liability value of $(43,608)	920,392
$4,602,709

Penalty on cash settlement of convertible note

On February 4, 2022, the Company cash settled the outstanding balance, including early settlement penalty thereon of $247,063, of a convertible note owing to Bellridge for gross proceeds of $1,235,313.

Penalty on extension of maturity date of convertible notes

The Company twice extended the maturity date of its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022, in terms of these extensions, the Company incurred penalties which increased the principle outstanding of these convertible notes in the aggregate amount of $836,414.

Fair value of warrants issued to convertible note holders on extension of maturity date

In addition to the penalty on extension of maturity date on its indebtedness to each of Cavalry and Mercer, in consideration for the second extension on August 30, 2022, the Company agreed to issue to each of Cavalry and Mercer a new five-year warrant to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.15 per share. The fair value of these warrants were determined as $238,182 on August 30, 2022, using a Black-Scholes valuation model.

Fair value of derivative liability arising on the amendment of the exercise price of convertible notes and the full-rachet trigger on certain warrants issued to convertible note holders

On December 30, 2022, the Company again extended the maturity dates of each of the Notes to Cavalry and Mercer to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed that the conversion price of the Notes was reduced from $0.15 to $0.0115 per share and in addition, resulted in the 3,000,000 shares of common stock underlying the Extension Warrants increasing to 39,130,435 shares, in terms of the full-rachet provisions in those warrant agreements. The change in the conversion price and the increase in the number of warrant shares to be issued at the revised exercise price of $0.0115per share, resulted in a derivative liability on December 30, 2022 of $2,340,580, determined by using a Black-Scholes valuation model.

In addition to this, certain other warrants outstanding had their conversion price reduced from $0.05 per share to $0.0115 per share in terms of their warrant agreements, resulting in an additional derivative liability on December 30, 2022 of $20,079, determined by using a Black-Scholes valuation model.

Value of notes exchanged for certain warrants, net of the derivative liability value of $(43,608)

On December 30, 2022, the Company also agreed to exchange the Original Warrants issued on February 16, 2021 to Cavalry and Mercer for 12-month non-convertible promissory notes in the amount of $482,000 each. This resulted in an additional charge of $964,000, less the fair value of the derivative liability of the Original warrants of $43,608, valued on December 30, 2022, using a Black-Scholes valuation model.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2022 and 2021, there have been no interest or penalties incurred on income taxes.

The provision for income taxes consists of the following:

	Year ended December 31, 2022		Year ended December 31, 2021
Current
Federal	$		$
State		-		-
Foreign		-		-
		$-		$-
Deferred
Federal		$-		$-
State		-		-
Foreign		-		-
		$-		$-

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Continuing operations
Tax expense at the federal statutory rate	$(2,169,599)	$(3,043,932)
State tax expense, net of federal tax effect	(324,289)	(409.279)
Permanent differences	1,194,446	1,813,210
Prior year net operating loss true up	(3,277)	(43,413)
	(1,302,719)	(1,683,414)
Deferred income tax asset valuation allowance	1.302,719	1,683,414
	$-	$-

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	INCOME TAXES (continued)

Federal Income Tax - United States (continued)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2022	December 31, 2021
Other	$241,491	$241,491
Net operating losses	6,479,181	5,284,205
Stock based compensation	511,142	403,399
Valuation allowance	(7,231,814)	(5,929,095)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2022 and December 31, 2021 was $7,231,814 and $5,929,095, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,302,719 and is primarily attributable to tax operating losses realized during the current year.

As of December 31, 2022, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2022, the Company had available for income tax purposes approximately $25.0 million in federal and $18.2 million in state net operating loss carry forwards, which may be available to offset future taxable income. $3.5 million of the net operating losses will begin to expire in 2034 and $21.5 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

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

The Company is subject to taxation in the U.S. and CA state. U.S. federal income tax returns for 2019 and after, remain open to examination. No income tax returns are currently under examination. As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and 2021, there were no penalties or interest recorded in income tax expense.

14	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
Incentive stock awards	$1,594,746	$6,011,601
Securities issued for services rendered	333,000	1,781,150
	$1,927,746	$7,792,751

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2022 and 2021 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	NET LOSS PER SHARE (continued)

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31, 2022 (Shares)	Year ended December 31, 2021 (Shares)
Convertible debt	197,095,902	13,626,666
Stock options	46,316,666	30,516,666
Warrants to purchase shares of common stock	155,591,061	37,304,104
	399,003,629	81,477,436

16	RELATED PARTY TRANSACTIONS

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

The option expense for Mr. Fuller was $7,993 and $45,804 for the years ended December 31, 2022 and 2021, respectively.

Mr. Fuller voluntarily resigned as a member of the Board of Directors effective as of our 2022 annual meeting of shareholders which occurred on November 3, 2022.

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

William Corbett (continued)

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

The option expense for Mr. Corbett was $1,090,201 and $910,019 for the years ended December 31, 2022 and 2021, respectively.

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

The option expense for Mr. Henry was $7,993 and $0 for the years ended December 31, 2022 and 2021.

Madisson Corbett

On May 1, 2021, the Company appointed Ms. Corbett to the Board. Ms. Corbett is the daughter of Mr. William Corbett, the Company’s Chief Executive Officer and Chairman of the Board.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	RELATED PARTY TRANSACTIONS (continued)

Madisson Corbett (continued)

On July 22, 2021, the Company granted Ms. Corbett 2,000,000 shares of Common Stock, valued at $154,000.

On September 13, 2022, the Company granted Ms. Corbett, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Ms. Corbett was $7,993 and $0 for the years ended December 31, 2022 and 2021, respectively.

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

The option expense for Mr. Rios was $7,993 and $0 for the years ended December 31, 2022 and 2021.

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

The option expense for Mr. Rosenblum was $111,514 and $381,006 for the years ended December 31, 2022 and 2021, respectively, using a Black-Scholes valuation model..

17	COMMITMENTS AND CONTINGENCIES

The Company has notes and convertible notes, disclosed under note 8 and 9 above, which mature on December 30, 2023. Should these notes not be converted to Common Stock prior to that date, the Company may need to repay the principal and interest outstanding on these notes.

18	SUBSEQUENT EVENTS

Convertible note funding

Between February 13, 2023 and February 23, 2023, the Company, entered into Securities Purchase Agreements (the “Securities Purchase Agreement”) with 11 accredited investors, pursuant to which the Company received an aggregate of $535,000 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants”) to purchase an aggregate 46,521,739 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes mature in 12 months, bears interest at a rate of 8% per annum, and are convertible into shares of Common Stock at a conversion price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the Warrants for public resale.

The Notes and the Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. While our management believes that our internal control over financial reporting improved in 2022 due to an upgrade in accounting personnel and efforts to implement segregation of duties as required by COSO based on management’s assessment, our management has concluded that our internal control over financial reporting continued to be ineffective as of December 31, 2022 as a result of continuing insufficient segregation of duties and oversight of work performed in the finance and accounting function due to limited personnel with the appropriate skill sets. During 2023, our management plans to continue to address these matters with a view towards remediating the weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

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

Name	Age	Position
William Corbett	63	Chairman of the Board, Chief Executive Officer, and Director
Richard Rosenblum	64	President, Chief Financial Officer, Secretary and Director
Clifford Henry	84	Director
Madisson Corbett	34	Director
David Rios	80	Director

Currently, our Board of Directors consists of five (5) members: William Corbett (Chairman), Richard Rosenblum, Madisson Corbett, Clifford Henry and David Rios. Except for Ms. Corbett, who is the daughter of Mr. Corbett, there are no family relationships between the members of our Board of Directors and executive officers.

The following information pertains to the members of our board and executive officers, their principal occupations and other public Company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

William Corbett, Chairman of the Board, Chief Executive Officer and Director. Mr. Corbett has been serving as the Company’s Chief Executive Officer and a Director since August 6, 2019 and as its Chairman since February 22, 2021. He was also the Company’s Interim Chief Financial Officer from August 6, 2019 to July 22, 2021.

William Corbett has over thirty years of Wall Street experience. Starting with Bear Stearns in the mid-eighties he became an associate director responsible for managing over 50 brokers and was subsequently hired by Lehman Brothers where he was one of the top producers in the 1990’s. In 1995, he co-founded and became CEO of The Shemano Group, a San Francisco investment banking boutique, which developed into one of the leading banks for funding small cap companies. Mr. Corbett was a managing director at Paulson Investment Co. from October 2013 until October 2016, responsible for West Coast investment banking activities. He also has served as CEO of DPL a lending company, and a wholly owned subsidiary of DPW Holdings, Inc., from October of 2016 until May 2019.

Mr. Corbett’s financial experience on Wall Street, specifically with micro-cap companies, we believe provides him with the attributes that make him a valuable member of the Company’s Board of Directors.

Richard Rosenblum, President, Chief Financial Officer, Secretary and Director. Mr. Rosenblum has been serving as the Company’s President, Chief Financial Officer and a Director since July 22, 2021. Mr. Rosenblum has also served as the Secretary of the Company since August 26, 2021.

Richard Rosenblum has been, since its founding in 1994, Chief Executive Officer and Principal at Harborview Capital Advisors LLC (“Harborview”), which provided strategic advisory services in the areas of capital formation, merchant banking and management consulting. Additionally, Mr. Rosenblum has been the owner of Harborview Property Management (“HPM”) for over twenty-five (25) years, where he invests and manages domestic and international commercial real-estate, and multi-family real-estate assets. From 2008 to 2014, Mr. Rosenblum was a Director, President and Executive Chairman of Alliqua Biomedical Inc. (NASDAQ: ALQA), which developed and marketed hydrogel manufacturing technology in the wound care sector. His philanthropic and community-centered activities include being a founding board member of the Dr. David Feit Memorial Foundation (DFM), which for over 15 years raised money for the benefit and support of youth activities. Since 2018. Effective January 17, 2022, Mr. Rosenblum was appointed as an independent director to the board of H-Cyte, Inc. H-CYTE is a medical biosciences company with a mission is to become a leader in next-generation, cellular therapeutics for the treatment of chronic health conditions. Mr. Rosenblum graduated Summa Cum Laude from SUNY Buffalo with a B.A. in Finance & Accounting.

Mr. Rosenblum’s experience as an executive of a publicly traded company and his financial experience, including in investment banking and as an investor in publicly traded companies, we believe provide him with the attributes that make him a valuable member of the Company’s Board.

Madisson G. Corbett, Director. Ms. Madisson G. Corbett was appointed to our Board of Directors in May 2021. Ms. Corbett has extensive experience in sales and built the sales development organizations at Series A-C tech companies. Ms. Corbett’s career in sales began in San Diego, overseeing global sales and marketing at the top surf wax company in the US. Ms. Corbett then worked at the International Surfing Association, recognized by the International Olympic, Committee and helped introduce surfing to the Olympics in 2020. After her time in San Diego, Ms. Corbett began working for various Y Combinator companies including payroll & benefits platform, Gusto, hiring software, Lever, and mental health start up, Modern Health. Presently, Ms. Corbett works for fintech start-up, Brex.com and has been with the company over the last two years. She built out the entire sales development organization from scratch and oversaw top of funnel production for the Go To Market Team at Brex.com. Ms. Corbett managed the increase of recurring annual revenue from $20,000,000 to $100,000,000 in just 18 months and her team accounted for 85% of the net new revenue generated during the period.

We chose Ms. Corbett to serve as a member of our Board of Directors due to her extensive business and finance experience, which makes her a valuable member of our Board of Directors.

Clifford W. Henry, Director. Mr. Clifford W. Henry was appointed to our Board of Directors in May 2021. Mr. Henry is Chairman and CIO of CWH Associates, an investment management and consulting firm he founded in 1989. CWH is the owner and General Partner of Worthington Growth, LP, one of the earliest thematic focused, research-driven investment funds specializing in small and mid-cap companies. In addition to his investment work, Mr. Henry has served a number of companies as a director or advisor. He is also involved extensively in pro bono work most recently as a Chairman of the Indian River (Florida) Cultural Council and was a founding Chairman of the Board of Trustees of the Clay Art Center in Port Chester New York.

We chose Mr. Henry to serve as a member of our Board of Directors due to his extensive business and finance experience, which makes him a valuable member of our Board of Directors.

David Rios, Director. David Rios was appointed to our Board of Directors on July 22, 2021. Mr. Rios is a currently a philanthropist. Prior to turning to philanthropy approximately ten years ago, Mr. Rios was the founder, Chairman, and Chief Executive Officer of D.F. Rios Construction, Inc., the largest framing construction company in the state of California, for over 30 years. Mr. Rios was also President of the California Framers Association and on the Board of Carpenters. Additionally, Mr. Rios sat on the Board of Pan Pacific Bank where he was instrumental in closing its acquisition by California Bank of Commerce in December 2015.

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

In addition, our Code of Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Conduct and Ethics by another. Our Code of Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Innovative Payment Solutions, 56B 5th Street, Lot 1, #AT, Carmel by the Sea, California, 93921. A copy of our Code of Conduct and Ethics can be found at www.ipsipay.com.

Composition of the Board

In accordance with our Articles of Incorporation, our board is to be elected annually as a single class.

Board Committees

We currently do not have a separate Audit Committee, Nominating, Governance Committee or Compensation Committee. Our full board currently serves as our Audit Committee and Compensation Committee. Due to the size of our Board of Directors and our company, we believe the structure is sufficient. None of our directors is considered an “Audit Committee” financial expert. The Audit Committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance Committee will assist our Board of Directors in fulfilling its oversight responsibilities and identify, select and evaluate our Board of Directors and committees. No final determination has yet been made as to the memberships of the other committees.

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

Risk Management

Our Board of Directors discharges its responsibilities, and assesses the information provided by our management and the independent auditor, in accordance with its business judgment.  Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, and management is responsible for conducting business in an ethical and risk mitigating manner where decisions are undertaken with a culture of ownership.  Our Board of Directors oversees management in their duty to manage the risk of our company and each of our subsidiaries. Our Board of Directors regularly reviews information provided by management as management works to manage risks in the business. Our Board of Directors intends to establish board committees to assist the full Board of Directors’ oversight by focusing on risks related to the particular area of concentration of the relevant committee.

Director Independence

Our Board of Directors, in the exercise of its reasonable business judgment, has determined that Clifford Henry and David Rios qualify as independent directors pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation earned in each of the last two fiscal years ended December 31, 2022 and 2021 by our: (i) principal executive officer; (ii) principal accounting officer and (iii) most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of our company as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards		All other comp.		Total
William Corbett,	2022	$360,000	$-	$251,064	(a)	$1,090,201	(b)	$15,632	(d)	$1,716,897
Chairman of the Board and
Chief Executive Officer (1)	2021	$359,640	$-	$251,064	(a)	$910,019	(c)	$4,327,899	(e)	$5,848,622

Richard Rosenblum	2022	$216,000	$-	$110,000	(f)	$111,510	(h)	$22,645	(j)	$460,155
Chief Financial Officer and
President (2)	2021	$108,000	$-	$194,000	(g)	$381,006	(i)	$-		$683,006

Andrey Novikov	2022	$-	$-	$-		$-		$-		$-
Chief Technology Officer(3)	2021	$-	$-	$-		$45,804	(k)	$83,500	(l)	$129,304

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019 and appointed as Chairman of the board on February 22, 2021.
(2)	Mr. Rosenblum was appointed as our President and Chief Financial Officer on July 22, 2021.
(3)	Mr. Novikov served as our Chief Operating Officer and a director from May 2015 to December 2019, and was appointed our Chief Technology Officer in December 2019. On May 31, 2021, Mr. Novikov resigned as a director and secretary of the Company, and since August 2021, he was suspended from his service as our Chief Technology Officer. On November 11, 2022, with the recommendation of a special committee of disinterested members of our Board of Directors who had reviewed this matter, our Board of Directors approved the formal termination of Mr. Novikov’s employment with us as Chief Technology Officer for “cause.”
(a)	Mr. Corbett was granted 20,495,000 restricted shares of common stock on January 1, 2020, of which 15,371,250 are vested and the remaining 5,123,750 vested on January 1, 2023.
(b)	On July 11, 2022, Mr. Corbett was granted a ten year option exercisable for 15,000,000 shares of common stock at an exercise price of $0.15 per share, of which all vested, in addition, on August 16, 2021, Mr. Corbett was granted an option with a ten-year term exercisable for 20,000,000 shares of common stock at an exercise price of $0.15 per share, of which 14,444,444 are vested and the remaining 5,555,556 vest equally over the next 20 months.
(c)	Mr. Corbett was initially granted a warrant exercisable for 20,000,000 shares of common stock at an exercise price of $0.24 per share on February 22, 2021. On August 16, 2021, the warrant exercisable for 20,000,000 shares of common stock was cancelled and replaced with a ten-year option exercisable for 20,000,000 shares of common stock at an exercise price of $0.15 per share, of which 10,000,000 vested immediately and the remaining 10,000,000 vest equally over the next 36 months.
(d)	Consists of $13,236 of health care expenses and $2,396 of car allowance for the benefit of Mr. Corbett.
(e)	Consists of the value of a warrant exercisable for 20,0000,000 shares of common stock valued at $4,327,899.
(f)	Mr. Rosenblum was granted 2,000,000 restricted shares of common stock on July 11, 2022, all of which vested immediately.
(g)	Mr. Rosenblum was granted 2,000,000 restricted shares of common stock on April 5, 2021, as an advisory board member prior to being appointed as the Chief Financial Officer, director and president of the Company on July 22, 2021.
(h)	Mr. Rosenblum was granted a ten year option exercisable for 10,000,000 shares of common stock at an exercise price of $0.15 per share on August 31, 2021, of which 7,222,222 are vested and the remaining 2,777,778 vest equally over 20 months.
(i)	Mr. Rosenblum was granted a ten year option exercisable for 10,000,000 shares of common stock at an exercise price of $0.15 per share on August 31, 2021, of which 5,000,000 vested immediately and the remaining 5,000,000 vest equally over 36 months.
(j)	Consists of healthcare reimbursements for the benefit of Mr. Rosenblum.

(k)	On February 22, 2021, the Board of Directors of the Company granted Mr. Novikov an option to purchase 208,333 shares of the Company’s common stock at an exercise price of $0.24.
(l)	Mr. Novikov was issued shares of common stock valued at $3,000 per month, as partial payment of his base salary, pursuant to the terms of his employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2022:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*	Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William Corbett	14,444,444	5,555,556	-	$0.15	8/16/2031	5,123,750	$61,485	-	-
	15,000,000	-	-	$0.15	7/11/2032	-	-	-	-
Richard Rosenblum	7,222,222	2,777,778	-	$0.15	8/16/2031	-	$-	-	-
Andrey Novikov(1)	100,000	-	-	$0.40	12/27/2028	-	$-	-	-
	208,333	-	-	$0.24	2/22/2031	-	$-	-	-

(1)	Since August 2021, Mr. Novikov was on suspension from his service as our Chief Technology Officer. On November 11, 2022, with the recommendation of a special committee of disinterested members of our Board of Directors who had reviewed this matter, our Board of Directors approved the formal termination of Mr. Novikov’s employment with us as Chief Technology Officer for “cause.”

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

Further, pursuant to the Corbett Employment Agreement, the Company granted Mr. Corbett 5,123,750 shares of the Company’s common stock, which are fully vested and not subject to forfeiture.

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

Director Compensation

Board of Directors Compensation

The executive directors were not paid any fees for their service as directors; however, each of Messrs. Rosenblum and Corbett received compensation for service as officers of Innovative Payment Solutions, Inc.

The following table sets forth information for the fiscal year ended December 31, 2022 regarding the compensation of our directors who on December 31, 2022 were not also our named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other	Total
James Fuller(1)(5)	$24,000	$7,993	$-	$31,993
Clifford Henry(2)(5)	27,000	7,993	31,500	66,493
Madisson Corbett (3)(5)	27,000	7,993	-	34,993
David Rios(4)(5)	$27,000	$7,993	$-	$34,993

(1)	On September 13, 2022, the Board of Directors of the Company granted Mr. Fuller an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Fuller voluntarily resigned as a member of the Board of Directors effective as of our 2022 annual meeting of shareholders which occurred on November 3, 2022.

(2)	On September 13, 2022, the Board of Directors of the Company granted Mr. Henry an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Henry earned a consulting fee of $3,000 per month for the period January 1, 2022 to July 31, 2022, the consulting agreement was effectively terminated on July 31, 2022.

(3)	On September 13, 2022, the Company granted Ms. Corbett, a director of the Company, an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

(4)	On September 13, 2022, the Company granted Mr. Rios, a director of the Company, an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

(5)	As of December 31, 2022, the following table sets forth the number of aggregate outstanding stock awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Stock Awards
Clifford Henry(1)	2,200,000
Madisson Corbett (2)	2,200,000
David Rios(3)	1,200,000

(1)

On July 22, 2021, the Company granted Mr. Henry, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the Board of Directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

On September 13, 2022, the Board of Directors of the Company granted Mr. Henry an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

(2)

On July 22, 2021, the Company granted Ms. Corbett, a director of the Company, 2,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the Board of Directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

On September 13, 2022, the Company granted Ms. Corbett, a director of the Company, an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

(3)

On July 22, 2021, the Company granted Mr. Rios, a director of the Company, 1,000,000 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the Board of Directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

On September 13, 2022, the Company granted Mr. Rios, a director of the Company, an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

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

On June 18, 2018, we established our 2018 Stock Incentive Plan (the “Plan”). The Plan terminates after a period of ten years in June 2028. The Plan is administered by our board of directors, or a committee appointed by our board of directors who have the authority to administer the Plan and to exercise all the powers and authorities specifically granted to it under the Plan.

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

The following table shows the information regarding our equity incentive plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	516,666	$0.23	283,334
2021 Equity Incentive Plan	45,800,000	0.15	7,200,000
Equity compensation plans not approved by security holders	—	—	—
Total	46,316,666	$0.15	7,483,334

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2023 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 376,901,679 shares of our common stock on March 30, 2023. We have deemed shares of our common stock subject to options and warrants that are currently exercisable within sixty (60) days of March 30, 2023, to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 56B 5th Street, Lot 1 #AT, Carmel by the Sea, CA 93921.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned
William Corbett (Chief Executive Officer)	51,328,333	(1)	12.6%
Richard Rosenblum (President and Chief Financial Officer)	11,916,667	(2)	3.1%
Clifford Henry (Director)	2,200,000	(3)	**
Madisson Corbett (Director)	2,200,000	(4)	**
David Rios (Director)	1,200,000	(5)	**
All officers and directors as a group (5 persons)	68,845,000		16.5%

5% or more shareholders
Jimmy J. Gibbs	18,992,912	(6)	5.0%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.

**	Less than 1%

(1)	Includes (i) 20,495,000 restricted shares of common stock of which none are subject to forfeiture restrictions and which forfeiture restriction lapsed on January 1, 2023. (ii) a ten year option granted to Mr. Corbett on August 16, 2021 exercisable for 20,000,000 shares of common stock, of which 15,833,333 are vested (inclusive of 555,555 options which vest within sixty days of March 31, 2023) and a further 4,166,667 are subject to vesting on a monthly basis through August 16, 2024, and (iii) a ten year option granted to Mr. Corbett on July 11, 2022 exercisable for 15,000,000 shares of common stock at an exercise price of $0.15, all of which are vested.

(2)	Consists of 4,000,000 shares of restricted common stock and options exercisable for 10,000,000 shares of common stock of which 7,916,667 are vested (inclusive of 277,778 options which vest within sixty days of March 31, 2023) and a further 2,083,333 are subject to vesting on a monthly basis through August 16, 2024.

(3)	Consists of 2,000,000 shares of restricted common stock and a ten year option granted to Mr. Henry on September 15, 2022 exercisable for 200,000 shares of common stock at an exercise price of $0.037,all of which are vested.

(4)	Consists of 2,000,000 shares of restricted common stock and a ten year option granted to Ms. Corbett on September 15, 2022 exercisable for 200,000 shares of common stock at an exercise price of $0.037, all of which are vested.

(5)	Consists of 1,000,000 shares of restricted common stock and a ten year option granted to Mr. Rios on September 15, 2022 exercisable for 200,000 shares of common stock at an exercise price of $0.037, all of which are vested.

(6)	Consists of (i) 18,816,412 shares of common stock held by Gibbs International Inc; and (ii) 106,500 shares of common stock held by Gibbs Investment Holdings, LLC, of which Mr. Gibbs is an equity holder and controller. The business address for each of Mr. Gibbs, Gibbs International, Inc., and Gibbs Investment Holdings, LLC is 9855 Warren H. Abernathy Highway, Spartanburg, South Carolina 29301. This information is based solely on the information disclosed by Mr. Jimmy I. Gibbs on Schedule 13G/A filed on January 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring during the year ended December 31, 2022 for us and our subsidiaries or any proposed transaction, in which we and our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets for at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

William Corbett

On July 11, 2022, the Company granted Mr. Corbett ten-year options exercisable for 15,000,000 shares of Common Stock at an exercise price of $0.15 per share.

Richard Rosenblum

On July 11, 2022, the Company granted Mr. Rosenblum 2,000,000 restricted shares of Common Stock valued at $110,000, all of which are vested.

Clifford Henry

On September 13, 2022, the Company granted Mr. Henry, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

Madisson Corbett

On September 13, 2022, the Company granted Ms. Corbett, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

David Rios

On September 13, 2022, the Company granted Mr. Rios, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2022 and 2021 by our auditors:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Audit fees and expenses	$130,500	$88,000
Taxation preparation fees	10,000	-
Audit related fees	-	-
Other fees	-	-
	$140,500	$88,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2022, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
4.1#	2018 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C (File No. 000-55648) filed with the Securities and Exchange Commission on May 14, 2018)
4.2#	2021 Stock Incentive Plan (Incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14A (File No. 000-55648) filed with the Securities and Exchange Commission on September 15, 2021)
4.3	Warrant issued to Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
4.5	Form of Original Issue Discount 12.5% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.6	Form of Warrant Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.7	Warrant Agreement, dated February 22, 2021, issued to William D. Corbett (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 26, 2021)
4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.10	Description of Securities (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 31, 2022)
4.11	Extension with Cavalry Fund I LP, dated February 3, 2022 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 8, 2022).
4.12	Extension with Mercer Street Global Opportunity Fund, LLC, dated February 3, 2022. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 8, 2022)
4.13	Extension Letter Agreement with Cavalry Fund I LP, dated August 30, 2022. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 2, 2022)
4.14	Extension Letter Agreement with Mercer Street Global Opportunity Fund, LLC, dated August 30, 2022 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 2, 2022).

4.15	Promissory Note (Warrant Exchange), dated December 30, 2022, by the Company in favor of Cavalry Fund I LP. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
4.16	Promissory Note (Warrant Exchange) for Mercer Street Global Opportunity Fund, LLC. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
10.1#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.2#	Restricted Stock Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.3#	Indemnification Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.4#	Amendment, dated December 14, 2020, to the Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.5#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective July 27, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 28, 2021)
10.6#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, First Amendment, effective August 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.7#	Indemnification Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective August 20, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.8	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.10	Form of Securities Purchase Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.11	Form of Registration Rights Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.12	Note Amendment, dated December 30, 2022, between the Company and Cavalry Fund I LLP (Incorporated by reference to Exhibit10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023).
10.13	Note Amendment, dated December 30, 2022, between the Company and Mercer Street Global Opportunity Fund, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 31, 2021)
23.1*	Consent of Independent Registered Accounting Firm (RBSM LLP).
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
99.1	Assignment and Transfer Agreement by and between Pinz Capital Special Opportunities Fund, L.P. and Cavalry Fund I LP, dated October 20, 2020 (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interaction Data File (embedded within the Inline XBLR document)

*	Filed herewith.
**	Previously filed.
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Signature	Title	Date

/s/ William Corbett	Chief Executive Officer and Chairman	March 31, 2023
William Corbett	(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2023	By:	/s/ William Corbett
William Corbett Chief Executive Officer and Chairman (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Richard Rosenblum
Richard Rosenblum Chief Financial Officer, President and Director (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2023	By:	/s/ Clifford Henry
Clifford Henry
Director

Date: March 31, 2023	By:	/s/ Madisson Corbett
Madisson Corbett
Director

Date: March 31, 2023	By:	/s/ David Rios
David Rios
Director