Form 10-Q
period 2023-03-31
Innovative Payment Solutions, Inc.
filed 2023-05-15
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 376,901,679 shares of the Company’s common stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch, achieve customer downloads of and generate revenue from our IPSIPay or other digital payment solutions;

●	acceptance by the marketplace of our products and services, notably IPSIPay;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions such as IPSIPay and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Risk Factors” and other sections of the 2022 Form 10-K. You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets
Cash	$155,868	$374,765
Other current assets	75,085	97,042
Total Current Assets	230,953	471,807

Non-current assets
Plant and equipment	25,528	40,362
Intangible assets	1,631,739	1,692,811
Security deposit	47,592	47,592
Investment	500,000	500,000
Total Non-Current Assets	2,204,859	2,280,765
Total Assets	$2,435,812	$2,752,572

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$889,042	$761,732
Federal relief loans – current portion	3,217	-
Notes payable	988,368	964,268
Convertible debt, net of unamortized discount of $228,888 and $0, respectively	2,632,451	2,266,602
Derivative liability	1,609,892	2,550,642
Total Current Liabilities	6,122,970	6,543,244

Non-Current Liabilities
Federal relief loans	159,952	163,978
Total Non-Current Liabilities	159,952	163,978

Total Liabilities	6,282,922	6,707,222

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 376,901,679 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	37,690	37,690
Additional paid-in-capital	48,788,448	48,405,921
Accumulated deficit	(52,673,248)	(52,399,858)
Total equity (deficit) attributable to Innovative Payment Solutions, Inc. Stockholders	(3,847,110)	(3,956,247)
Non-controlling interest	-	1,597
Total Equity (Deficit)	(3,847,110)	(3,954,650)
Total Liabilities and Equity (Deficit)	$2,435,812	$2,752,572

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022

Net Revenue	$433	$-

Cost of Goods Sold	2,085	-

Gross loss	(1,652)	-

General and administrative	965,207	869,387
Depreciation and amortization	140,690	4,496
Total Expense	1,105,897	873,883

Loss from Operations	(1,107,549)	(873,883)

Penalty on convertible notes	-	(719,558)
Interest expense	(85,221)	(45,766)
Amortization of debt discount	(22,967)	(263,200)
Derivative liability movements	940,750	92,161
Loss before Income Taxes	(274,987)	(1,810,246)

Income Taxes	-	-
Net Loss	(274,987)	(1,810,246)
Net loss attributable to non-controlling interest	1,597	8,752
Net loss attributable to Innovative Payment Solutions, Inc. stockholders	$(273,390)	$(1,801,494)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and diluted	376,901,679	367,901,679

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2022	-	$-	376,901,679	$37,690	$48,405,921	$(52,399,858)	$1,597	$(3,954,650)
Fair value of warrants issued	-	-	-	-	251,856	-	-	251,856
Stock based option expense	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(273,390)	(1,597)	(274,987)
Balance at March 31, 2023	-	$-	376,901,679	$37,690	$48,788,448	$(52,673,248)	$-	$(3,847,110)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	-	$-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312
Stock based option expense	-	-	-	-	94,466	-	-	94,466
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,801,494)	(8,752)	(1,810,246)
Balance at March 31, 2022	-	$-	367,901,679	$36,790	$45,928,244	$(43,913,195)	$26,459	$2,078,298

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,987)	$(1,810,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(940,750)	(92,161)
Depreciation	140,690	4,496
Amortization of debt discount	22,967	263,200
Penalty on convertible debt	-	719,558
Stock based compensation	130,671	157,232
Changes in Assets and Liabilities
Other current assets	21,957	45,708
Accounts payable and accrued expenses	127,311	(6,221)
Interest accruals	83,837	(42,484)
CASH USED IN OPERATING ACTIVITIES	(688,304)	(760,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(64,783)	(179,030)
NET CASH USED IN INVESTING ACTIVITIES	(64,783)	(179,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	535,000	-
Repayment of convertible notes	-	(1,147,063)
Repayment of federal relief loans	(809)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	534,191	(1,147,063)

NET DECREASE IN CASH	(218,896)	(2,087,011)
CASH AT BEGINNING OF PERIOD	374,765	5,449,751
CASH AT END OF PERIOD	$155,869	$3,362,740

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,384	$88,250
NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$251,856	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

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

The Company is presently focused on operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely. The Company’s first e-wallet, Beyond Wallet, is currently operational and is focused on business customers. The Company’s flagship e-wallet, IPSIPay, is also fully operational. IPSIPay, which is focused on individual customers, was fully launched in July 2022 after a soft launch in December 2021. Previously the Company intended to invest in physical kiosks where any payment processing could be undertaken by customers in person. The Company has shifted its business to focus solely on downloadable apps used via smartphones and other online payment processing solutions..

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

See Note 15 for subsequent event disclosure regarding the Company’s relationship with Frictionless.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2023 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2022, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

The entities included in the accompanying unaudited condensed consolidated financial statements are as follows:

Innovative Payment Solutions, Inc. - Parent Company

Beyond Fintech Inc., 51% owned.

See Note 15 for subsequent event disclosure regarding the Company’s ownership interest in Beyond Fintech.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended March 31, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2023 and December 31, 2022, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2023 and December 31, 2022, the balance exceed the federally insured limit by $0 and $120,580, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2023 and December 31, 2022.

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

The Company had minimal revenues of $433 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2023 and December 31, 2022, there have been no interest or penalties incurred on income taxes.

r)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

3	LIQUIDITY MATTERS AND GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the three months ended March 31, 2023 and the year ended December 31, 2022, the Company had a net loss of $274,987 and $10,331,424, respectively. In connection with preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2023, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about their ability to continue as a going concern.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4	INTANGIBLES

On August 26, 2021, the Company formed a subsidiary, Beyond Fintech. to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owns 51% of Beyond Fintech with the other 49% owned by Frictionless. During the year ended December 31, 2022 and the three months ended March 31, 2023, an additional $41,320  and $35,891, respectively, was spent on the software to further enhance the Beyond Wallet product offering.  See Note 15 for subsequent event disclosure regarding the Company’s relationship with Frictionless.

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, and during the year ended December 31, 2022 and the three months ended March 31, 2023, an additional $1,127,400 and $28,893, respectively, was incurred by the Company to facilitate the functioning of the IPSIPay software in the cloud environment.

	March 31, 2023			December 31, 2022
	Cost	Accumulated amortization	Net Book Value	Net book value
Purchase Technology – Beyond Wallet	$327,211	$-	$327,211	$291,320
Purchased Technology - IPSIPay	1,531,293	(226,765)	1,304,528	1,401,491
	$1,858,504	$(226,765)	$1,631,739	$1,692,811

Amortization expense was $125,856 and $0 for the three months ended March 31, 2023 and 2022, respectively.

5	INVESTMENTS

Investment in Frictionless Financial Technologies Inc.

The Company has an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired. See Note 15 for subsequent event disclosure regarding the Company’s relationship with Frictionless.

The shares in Frictionless are unlisted as of March 31, 2023.

	March 31, 2023	December 31, 2022
Investment in Frictionless Financial Technologies, Inc.	$500,000	$500,000
	$500,000	$500,000

6	LEASES

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

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating lease expense	$15,264	$14,400

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6	LEASES (continued)

Other lease information:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(15,264)	$(14,400)

Remaining lease term – operating lease	Monthly	Monthly

7	FEDERAL RELIEF LOANS

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

The Company has repaid an aggregate principal amount of $809 and interest of $1,384 as of March 31, 2023. The loan balance outstanding as of March 31, 2023, consists of principal of $149,191 and accrued interest thereon of $13,978, of which $3,217 is disclosed as current.

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

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	March 31, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10%	December 30, 2023	482,000	12,184	494,184	482,134
Mercer Street Global Opportunity Fund, LLC	10%	December 30, 2023	482,000	12,184	494,184	482,134
Total convertible notes payable			$964,000	$24,368	$988,368	$964,268

Interest expense totaled $24,100 and $0 for the three months ended March 31, 2023 and 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9	CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	March 31, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10%	December 30, 2023	1,091,754	68,841	-	1,160,595	1,133,301

Mercer Street Global Opportunity Fund, LLC	10%	December 30, 2023	1,091,754	68,841	-	1,160,595	1,133,301

February 2023 convertible notes	8%	February 13, 2024 to February 23, 2024	535,000	5,149	(228,888)	311,261	-

Total convertible notes payable			$2,718,508	$142,831	$(228,888)	$2,632,451	$2,266,602

Interest expense totaled $59,737 and $44,379 for the three months ended March 31, 2023 and 2022, respectively.

Amortization of debt discount totaled $22,967 and $263,200 for the three months ended March 31, 2023 and 2022, respectively.

The Cavalry and Mercer convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the common stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

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

The balance of the Cavalry Note plus accrued interest at March 31, 2023 was $1,160,595.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9	CONVERTIBLE NOTES PAYABLE (continued)

Mercer Street Global Opportunity Fund, LLC

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

The balance of the Mercer Note plus accrued interest at March 31, 2023 was $1,160,595.

February 2023 convertible notes

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

The balance of the February 2023 Notes plus accrued interest at March 31, 2023 was $311,261, net of unamortized debt discount of $228,888.

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

 INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	DERIVATIVE LIABILITY (continued)

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

The net movement on the derivative liability for the three months ended March 31, 2023 was a net mark-to-market release of derivative liability of $940,750, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2023	Year ended December 31, 2022
Conversion price	$0.0115	$0.0115 to $0.15
Risk free interest rate	3.60 to 4.79%	0.79 to 4.73%
Expected life of derivative liability	9 to 53 months	1.5 to 59 months
Expected volatility of underlying stock	158.72 to 192.53%	120.49 to 258.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	March 31, 2023	December 31, 2022
Opening balance	$2,550,642	$407,161
Derivative financial liability arising from convertible note and warrants	-	238,182
Derivative financial liability arising on note amendment included in loss on convertible notes	-	2,317,051
Fair value adjustment to derivative liability	(940,750)	(411,752)
	$1,609,892	$2,550,642

11	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company had 376,901,679 shares of Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2022 to March 31, 2023 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2022	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049
Granted and issued	2,000,000	0.055	-	-	2,000,000	0.055
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding December 31, 2022	23,495,000	$0.050	5,123,750	$0.049	18,371,250	$0.050
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding March 31, 2023	23,495,000	$0.050	-	$0.049	23,495,000	$0.050

The restricted stock granted, issued and exercisable at March 31, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049
$0.050	1,000,000	0.050
$0.055	2,000,000	0.055
	23,495,000	$0.050

The Company has recorded an expense of $0 and $62,766 for the three months March 31, 2023 and 2022, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of March 31, 2023 and December 31, 2022.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On December 30, 2022, the Company issued to Frictionless a 5 year warrant to purchase 30,000,000 shares of common stock in the Company at an exercise price of $0.0115 per share as disclosed in note 5 above. The fair value of these warrants was $348,938 determined by using a Black-Scholes valuation model, which fair value was capitalized to purchased technology on the date of grant. Subsequent to March 31, 2023, the Company entered into an agreement to cancel this warrant (see Note 15).

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

Between February 13, 2023 and February 23, 2023, the Company entered into Securities Purchase Agreements with 11 accredited investors, as disclosed in Note 9 above. In terms of these Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate 46,521,739 shares of the Company’s common stock at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Notes or the Warrants for public resale.

The Warrants contain conversion limitations providing that a holder thereof may not exercise the Warrants to the extent that, if after giving effect to such exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Three months ended March 31, 2023
Exercise price	$0.0115
Risk free interest rate	3.93 to 4.16%
Expected life	5 years
Expected volatility of underlying stock	189.15 to 189.37%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2022 to March 31, 2023 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2022	37,304,105	$0.05 – 0.1875	$0.12
Granted	51,000,000	0.0115 – 0.0345	0.01826
Increase in warrants due to debt amendment full rachet trigger	72,260,870	0.0115	0.0115
Cancelled on debt amendment	(4,973,914)	0.15	0.1500
Exercised	-	-	-
Outstanding December 31, 2022	155,591,061	$0.0115 – 0.1875	$0.0300
Granted	46,521,739	0.0115	0.0115
Forfeited	(1,000,000)	0.05	0.05
Cancelled on debt amendment	-	-	-
Exercised	-	-	-
Outstanding March 31, 2023	201,112,800	$0.0115 – 0.1875	$0.0256

The warrants outstanding and exercisable at March 31, 2023 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.0115	168,519,466	4.48		168,519,466		4.48
$0.0345	15,000,000	2.27		10,312,500		2.27
$0.15	15,166,667	2.96		15,166,667		2.96
$0.1875	2,426,667	2.96		2,426,667		2.96
	201,112,800	4.18	$0.0256	196,425,300	$0.0256	4.23

The warrants outstanding have an intrinsic value of $0 as of March 31, 2023 and March 31, 2022.

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

A summary of option activity during the period January 1, 2022 to March 31, 2023 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2022	30,516,666	$0.15 to 0.40	$0.15
Granted	15,800,000	0.04 – 0.15	0.14
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	46,316,666	$0.04 to 0.40	$0.15
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2023	46,316,666	$0.04 to 0.40	$0.15

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The options outstanding and exercisable at March 31, 2023 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.04	800,000	9.46		800,000		9.46
$0.15	45,208,333	8.69		38,125,000		8.74
$0.24	208,333	7.90		208,333		7.90
$0.40	100,000	5.75		100,000		5.75
	46,316,666	8.69	$0.15	39,233,333	$0.15	8.75

The options outstanding have an intrinsic value of $0 as of March 31, 2023 and March 31, 2022.

The option expense was $94,464 and $94,466 for the three months ended March 31, 2023 and 2022, respectively.

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2023 and 2022 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31, 2023 (Shares)	Three months ended March 31, 2022 (Shares)
Convertible debt	248,812,128	11,687,855
Stock options	46,316,666	30,516,666
Warrants to purchase shares of Common Stock	201,112,800	37,304,104
	496,241,594	79,508,625

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On September 13, 2022, the Company granted Mr. Fuller ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share.

The option expense for Mr. Fuller was $0 and $7,993 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

Mr. Fuller voluntarily resigned as a member of the Board of Directors effective as of our 2022 annual meeting of shareholders which occurred on November 3, 2022.

William Corbett

On July 11, 2022, the Company granted Mr. Corbett ten-year options exercisable for 15,000,000 shares of Common Stock at an exercise price of $0.15 per share.

The option expense for Mr. Corbett was $66,587 and $1,090,201  for the three months ended March 31, 2023 and the year ended December 31, 20221, respectively.

Clifford Henry

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

The option expense for Mr. Henry was $0 and $7,993 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

Madisson Corbett

On September 13, 2022, the Company granted Ms. Corbett, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Ms. Corbett was $0 and $7,993 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

David Rios

On September 13, 2022, the Company granted Mr. Rios, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Rios was $0 and $7,993 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	RELATED PARTY TRANSACTIONS (continued)

Richard Rosenblum

On July 11, 2022, the Company granted Mr. Rosenblum 2,000,000 restricted shares of Common Stock valued at $110,000, all of which are vested.

The option expense for Mr. Rosenblum was $27,879 and $111,514 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

14	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under note 8 and 9 above, which mature between December 30, 2023 and February 23, 2024. The Company may settle the notes payable, at its option by the issue of common shares and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

15	SUBSEQUENT EVENTS

On April 28, 2023, the Company formed a new Delaware limited liability company called IPSIPay Express LLC. This entity was formed as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. As of the date of issuance of these financial statements, definitive documentation memorializing the joint venture are being finalized.

On May 10, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800”) pursuant to which the Company issued a promissory note (the “1800 Note”) to 1800 in the aggregate principal amount of $117,320 (including $12,570 of original issue discount) for gross proceeds to the Company of $104,750. The 1800 Note carries a one-time interest charge equal to thirteen percent (13%) of the principal amount of the 1800 Note. The 1800 Note is unsecured, has a maturity date of May 10, 2024, carries a default interest rate of twenty-two percent (22%) per annum and contains customary events of default. The Company is required to begin mandatory monthly repayments of the 1800 Note beginning June 15, 2023 in the amount of $13,257.10 per month. Only following an event of default under the 1800 Note, the principal amount then outstanding under the 1800 Note (plus, at 1800’s option accrued interest thereon, including default interest if applicable) is convertible into shares of Common Stock at a price equal to sixty (60%) multiplied by the lowest trading price for the Common Stock during the twenty (20) trading days prior to the date of conversion.

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless); (ii) the warrant to purchase 30,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (representing a 51% ownership interest in Beyond Fintech) (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless is $250,000, which will be paid by Frictionless exclusively in the form of 20% credits against invoices for work done by Frictionless for the Company for the 18 month period following the closing under the existing software services between the Company and Frictionless. The May 2023 Frictionless Agreement has customary representations, indemnification and mutual release provisions. The closing of the transactions contemplated by the May 2023 Frictionless Agreement occurred on May 12, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “we,” “us,” “our” and the “Company” refer to Innovative Payment Solutions, Inc., a Delaware corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

We are a provider of digital payment solutions and services to businesses and consumers. We are focused on operating and developing “e-wallets” that enable consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely. Our flagship e-wallet, IPSIPay®, is focused on the consumer market and was fully launched in July 2022 after a soft launch in December 2021.

Our platform (which can be used both business-to-business and business-to-consumer) facilitates the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers.

In October 2022, we announced that since the commencement of our new IPSIPay marketing campaign featuring Mr. Lopez in August 2022, we achieved 10,000 downloads of IPSIPay, and of the 10,000 downloads, 1,200 have been converted to active users with wallets, meaning the users have initiated at least one transaction via IPSIPay. As of May 10, 2023, we had achieved approximately 56,600 downloads and over 5,400 active users with wallets.

Our launch plan for IPSIPay is to target lower income, migrant communities in California (notably in the agriculture industry), and expanding to other states with large migrant populations such as Texas and Florida. We not only believe the addressable market for our products and services is large and growing, but that servicing this market is socially responsible. We believe our digital payment facilitation platform and related apps will empower and enable the unbanked and under-served and payment providers who service these users, acting as a bridge to provide access to comprehensive and easy to use payment solutions. Given the large size of our addressable market, our ability to capture even a very small share of the market represents a significant revenue opportunity for our company.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Launch and Scaling of E-Wallets; IPSIPay Express

Having achieved full commercial integration and launch of the IPSIPay app during the third quarter of 2022, the key for our business for the foreseeable future is to scale the number of IPSIPay downloads achieved and revenue generated from transactions process by customers via IPSIPay. Presently, our ability to generate meaningful revenue from customer use of IPSIPay is limited, given the relatively recent commencement of launch activities, the relatively limited app downloads and active users achieved to date and our launch promotional activities. While we see great potential for our product offerings in our initial target markets as described above, both the near- and long-term viability of our business is dependent in large part on our ability to scale our IPSIPay business and add complimentary offerings (such as our telemedicine collaboration with MeMD (also known as Walmart Health Virtual Care), which we announced in October 2022), all with the goal of increasing app downloads and active users who would generate transaction processing and other fees for our company.

We generated nominal IPSIPay-related revenue during the first quarter of 2023, with the goal of increasing revenues over time. In the current environment, it has proven to take longer to win a customer’s trust and resulting fee generating usage of our apps.  This is especially true when it relates to the unbanked and underserved sending money abroad.  We initiated an aggressive digital marketing campaign late in the third quarter of 2022, and have since achieved over 50,000 downloads of IPSIPay and seen a steady growth of the issuance of debit Visa cards via IPSIPay.  While we have not seen any significant revenue from these endeavors, we believe the brand we are building and the impressions we have recorded should help us grow the awareness and use of our apps during 2023. Our ability to reach sufficient scale of our business and generate sufficient revenue is, however, unproven and speculative at this time, so we remain faced with all of the risks associated with launching and seeking to scale a new business. If we are unable to grow our IPSIPay business, our company could be severely harmed or could fail.

In May 2023, we publicly announced a new line of business called IPSIPay Express, a three-way joint venture with payment industry veterans OpenPath and eFinityPay to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. As of the date of this Report, the definitive documentation memorializing this joint venture remains in the process of being finalized. While we believe the IPSIPay Express opportunity has great promise, no assurances can be given that IPSIPay Express will be successfully launched or will generate revenues or otherwise have a positive impact on our results of operations.

Also, May 12, 2023, we entered into an agreement with one of our technology partners, Frictionless Financial Technologies, Inc. (“Frictionless”), to, among other things, divest ourselves of our interest in Frictionless and in Beyond Fintech, Inc., a joint venture entity we owned with Frictionless which has been developing an application called Beyond Wallet. See Note 15 to the accompanying financial statements for further information.

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

Impairment of Investments and Intangible assets

We carried investments of $500,000 and Intangible assets of $1,631,739 as more fully described in Notes 4 and 5 to the accompanying condensed consolidated financial statements. The Company tests its investments and intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. The value of our Investments and intangibles is based upon our mutual goal of providing payment services to an underserved market. Currently our investments or our intangible assets have not produced any revenues on which to assess whether the income generated from these assets can support the carrying value of these assets. For impairment testing of investments and intangibles we determine the fair value of the underlying assets using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of our e-wallet services based on management forecasts of the size of the market and expected customer growth and retention, we determined that no impairment charges were necessary, however if we are unable to achieve our forecasts once operations begin, we may need to re-evaluate our forecasts which could result in an impairment charge. Since performing this analysis we have no reason to believe that further impairment is necessary as of March 31, 2023.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net revenue

We recorded minimal revenues of $433 during the three months ended March 31, 2023 and we did not have revenues during the three months ended March 31, 2022. Our goal is to increase revenue as our product becomes more widely used and we are exploring different market segments to increase our revenue from our e-wallets. We have utilized financial promotional strategies to encourage downloads and use of IPSIPay, which has reduced our ability to generate revenues in the near term while such strategies are in effect.

Cost of goods sold

Cost of goods sold was $2,085 for the three months ended March 31, 2023 and consists primarily of bank and merchant related fees and chargebacks. We had no cost of goods sold, as we did not have revenues during the three months ended March 31, 2022.

General and administrative expenses

General and administrative expenses were $965,207 and $869,387 for the three months ended March 31, 2023 and 2022, respectively, an increase of $95,820 or 11.0%. The increase is primarily due to the following:

(i)

Professional fees was $240,136 and $63,966 for the three months ended March 31, 2023 and 2022, respectively, an increase of $176,170 or 275.4%. The increase is primarily due to the increase in fees from Frictionless related to operating the payment platform which was launched in the second quarter of the prior year.

(ii)

Legal fees was $135,523 and $35,369 for the three months ended March 31, 2023 and 2022, respectively, an increase of $100,154 or 283.2%. The increase is primarily due to a lawsuit filed against the company at the end of the first quarter in the prior year and other general corporate legal fees related to financing and corporate structure.

(iii)

Selling and marketing expenses was $169,958 and $118,677 for the three months ended March 31, 2023 and 2022, respectively, an increase of $51,281 or 43.2%. The increase is primarily related to the Lopez endorsement agreement entered into during the third quarter of the prior year to facilitate the launch of the IPSIPay wallet, this was offset by a reduction in social media activity during the current period.

(iv)	Payroll expenses was $279,764 and $377,596 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $97,832 or 25.9%. The decrease is primarily due to the reduction in head count of 2 over the prior period and the amortization of restricted stock in the prior year of $62,766, which was fully vested on January 1, 2023.

(v)	Other general and administrative expenses was $25,942 and $174,294 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $148,352 or 85.1%. The decrease includes a decrease in audit fees of $105,000 due to the timing of billing, a reduction in directors fees of $16,500 due to the resignation of a director in the fourth quarter of the prior year and the reduction in directors fees by $3,000 per quarter per director and a reduction in investor relations expense of $22,500, no investor relations expenditure was incurred during the current period.

(iv)	The balance of the general and administrative expenses decreased by $14,399, which is made up of several individually insignificant expenses.

Depreciation

Depreciation was $140,690 and $4,496 for the three months ended March 31, 2023 and 2022, respectively, an increase of $136,194 or 3,029.2%, primarily due to the amortization of the IPSIPay platform which commenced during the third quarter of the prior year.

Penalty on convertible notes

Penalty on convertible notes was $0 and $719,558 for the three months ended March 31, 2023 and 2022, a decrease of $719,558 or 100.0%. The decrease is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes in the prior period, resulting in the triggering of the repayment penalty per the convertible note agreements as well as an additional 10% penalty for the extension of the maturity date.

Interest expense, net

Interest expense was $85,221 and $45,766 for the three months ended March 31, 2023 and 2022, respectively, an increase of $39,455 or 86.2%. The increase is due to: (i) the issuance of promissory notes in the aggregate principal amount of $964,000 in exchange for certain warrants on December 30, 2022, which promissory notes bear interest at 10% per annum; (ii) the issuance of convertible debt with an aggregate principal amount of $535,000 during February 2023, bearing interest at 8% per annum; and (iii) the penalty and capitalization of interest on the extension of the maturity of certain convertible notes during 2022, resulting in an increase in the interest charge during the current period.

Amortization of debt discount

Amortization of debt discount was $22,967 and $263,200 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $240,233 or 91.3%. The decrease is primarily due to the complete amortization of debt discount on convertible notes issued on February 2021, offset by amortization of debt discount on the convertible notes issued during February of the current period.

Derivative liability movements

Derivative liability movements were $(940,750) and $(92,161) for the three months ended March 31, 2023 and 2022, respectively, an increase of $(848,589) or 920.8%. The derivative liability arose due to the issuance of convertible securities with a fundamental transaction clause allowing for a cash settlement of the convertible note and the associated warrants at the option of the holder. The charge during the current period represents the reduction in the mark -to -market value of the derivative liability outstanding as of March 31, 2023.

Net loss

Net loss was $274,987 and $1,810,246 for the three months ended March 31, 2023 and 2022, respectively, a decrease in loss of $1,535,259 or 84.8%. The decrease is primarily due to the increase in the derivative liability movements, the decrease in the penalty on convertible debt and the decrease in the amortization of debt discount, offset by an increase in general and administrative expenses, depreciation expense and interest expense, as discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $52,673,248 through March 31, 2023 and incurred negative cash flow from operations of $688,304 for the three months ended March 31, 2023. Our primary focus is on launching and operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy.

At March 31, 2023, we had cash of $155,868 and working capital deficit of $5,892,017 including a derivative liability of $1,609,892. After eliminating the derivative liability our working capital deficit is $4,282,125. Subsequent to March 31, 2023, on May 10, 2023 we raised $104,750 through the issuance of a promissory note to an institutional investor.

We utilized cash of $688,304 and $760,918 in operations for the three months ended March 31, 2023 and 2022, respectively. Overall cash utilized in operations decreased by $72,614, due to cost containment to preserve cash balances.

We invested a further $64,783 in our e-wallet platforms to enhance the product offering and to further develop the Beyond Wallet application. As of the date of this Report, we have entered into an agreement to divest ourselves of our interest in Beyond Fintech and the Beyond Wallet application (see Note 15 to the accompanying financial statements for further information).

We generated cash of $534,191 during the current period primarily $535,000 from convertible notes issued to investors to bridge our working capital needs and minor repayments of $809 on federal relief loans during the current period. Cash utilized in financing activities for the three months ended March 31, 2022 was the repayment of a convertible note of $1,147,063.

At March 31, 2023, we had outstanding notes in the principal amount of $2,861,339 ($2,632,451 net of debt discount of $228,888). The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates of 8% to 10% per annum. and are convertible into our common stock at a conversion price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

We expect to restrict our investment in our e-wallet products, capital expenditure is expected to be less than $100,000 during the next twelve month period.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2023 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023.

Our management is committed to improving our controls and procedures by, among other matters, continuing to consider and adopt appropriate policies and procedures to address all material transactions and developments impacting our financial statements. However, our management does not expect that our disclosure controls and procedures and our internal control processes, even if improved, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against IPSI and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, inter alia, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and IPSI. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802

Defendants moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings are stayed until the motion to compel arbitration is heard and decided. The hearing for the motion to compel arbitration was scheduled for May 4, 2023. The court held its ruling in abeyance to allow limited discovery and additional briefing. Another hearing is expected to be held in mid-June 2023.

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

We and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett have appealed that decision to the California Court of Appeal. As a result of the appeal, the court case is stayed until the appeal is decided, which we expect to take at least six months. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we and Mr. Corbett filed has yet to be decided and will not be decided unless the court’s decision is sustained on appeal. Otherwise, the case shall proceed to arbitration. Our opening brief in the appeal is due on May 19, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Between February 13, 2023 and February 17, 2023, we entered into Securities Purchase Agreements with 7 accredited investors, pursuant to which we received an aggregate of $535,000 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 36,956,521 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

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

(b) On May 10, 2023, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800”) pursuant to which we issued a promissory note (the “1800 Note”) to 1800 in the aggregate principal amount of $117,320 (including $12,570 of original issue discount) for gross proceeds to us of $104,750. The 1800 Note carries a one-time interest charge equal to thirteen percent (13%) of the principal amount of the 1800 Note. The 1800 Note is unsecured, has a maturity date of May 10, 2024, carries a default interest rate of twenty-two percent (22%) per annum and contains customary events of default. We are required to begin mandatory monthly repayments of the 1800 Note beginning June 15, 2023 in the amount of $13,257.10 per month. Only following an event of default under the 1800 Note, the principal amount then outstanding under the 1800 Note (plus, at 1800’s option accrued interest thereon, including default interest if applicable) is convertible into shares of Common Stock at a price equal to sixty (60%) multiplied by the lowest trading price for the Common Stock during the twenty (20) trading days prior to the date of conversion.

The securities described above were sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) of Regulation D promulgated thereunder. The Investors are accredited investors who have purchased the securities as an investment in a private placement that did not involve a general solicitation.  The Common Stock to be issued upon conversion of the Notes or the 1800 Note and the exercise of the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1*	Agreement, dated May 12, 2023, by and between Frictionless Financial Technologies, Inc. and the Company
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: May 15, 2023	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)