Form 10-Q
period 2023-06-30
Innovative Payment Solutions, Inc.
filed 2023-08-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 379,075,592 shares of the Company’s common stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch, achieve customer downloads of and generate revenue from our IPSIPay, IPSIPay Express or other digital payment solutions;

●	acceptance by the marketplace of our products and services, notably IPSIPay and IPSIPay Express;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions such as IPSIPay, IPSIPay Express and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$46,788	$373,822
Receivable from equity method investment	22,103	-
Receivable on sale of subsidiary	166,668	-
Other current assets	19,080	97,042
Assets held for sale	-	807,263
Total Current Assets	254,639	1,278,127

Non-current assets
Plant and equipment	14,861	40,362
Intangible assets	1,191,693	1,401,491
Receivable on sale of subsidiary	64,768	-
Security deposit	19,800	32,592
Equity method investment	306,839	-
Investment	-	-
Total Non-Current Assets	1,597,961	1,474,445
Total Assets	$1,852,600	$2,752,572

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$1,387,412	$727,922
Liabilities held for sale	-	33,810
Related party payables	50,000	-
Federal relief loans – current portion	3,275	-
Notes payable	1,012,736	964,268
Convertible debt, net of unamortized discount of $463,104 and $0, respectively	2,837,176	2,266,602
Derivative liability	3,012,574	2,550,642
Total Current Liabilities	8,303,173	6,543,244

Non-Current Liabilities
Federal relief loans	158,360	163,978
Total Non-Current Liabilities	158,360	163,978

Total Liabilities	8,461,533	6,707,222

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 379,075,592 and 376,901,679 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	37,908	37,690
Additional paid-in-capital	49,200,624	48,405,921
Accumulated deficit	(55,847,465)	(52,399,858)
Total equity (deficit) attributable to Innovative Payment Solutions, Inc. Stockholders	(6,608,933)	(3,956,247)
Non-controlling interest	-	1,597
Total Equity (Deficit)	(6,608,933)	(3,954,650)
Total Liabilities and Equity (Deficit)	$1,852,600	$2,752,572

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net Revenue	$5	$-	$438	$-

Cost of Goods Sold	284	-	2,369	-

Gross loss	(279)	-	(1,931)	-

General and administrative	1,057,631	769,054	2,007,578	1,620,580
Depreciation and amortization	139,015	4,497	279,705	8,993
Total Expense	1,196,646	773,551	2,287,283	1,629,573

Loss from Operations	(1,196,925)	(773,551)	(2,289,214)	(1,629,573)

Loss on debt conversion	(18,478)	-	(18,478)	-
Penalty on convertible notes	-	-	-	(719,558)
Interest expense	(95,079)	(45,196)	(180,300)	(90,962)
Amortization of debt discount	(88,687)	-	(111,654)	(263,200)
Derivative liability movements	(1,252,682)	(242,102)	(311,932)	(149,941)
Loss before Income Taxes	(2,651,851)	(1,060,849)	(2,911,578)	(2,853,234)

Income Taxes	-	-	-	-
Net Loss after income taxes	(2,651,851)	(1,060,849)	(2,911,578)	(2,853,234)

Net loss from equity method investments	(1,381)	-	(1,381)	-
Net loss from continuing operations	(2,653,232)	(1,060,849)	(2,912,959)	(2,853,234)

Discontinued operations
Operating loss from discontinued operations	(25,561)	(26,483)	(40,821)	(44,344)
Loss on disposal of subsidiary and investment	(495,424)	-	(495,424)	-
	(520,985)	(26,483)	(536,245)	(44,344)
Net loss	(3,174,217)	(1,087,332)	(3,449,204)	(2,897,578)
Net loss attributable to non-controlling interest	-	12,977	1,597	21,729
Net loss attributable to Innovative Payment Solutions, Inc., stockholders	$(3,174,217)	$(1,074,355)	$(3,447,607)	$(2,875,849)

Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and diluted	377,905,023	367,901,679	377,403,351	367,901,679

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2022	-	$-	376,901,679	$37,690	$48,405,921	$(52,399,858)	$1,597	$(3,954,650)
Fair value of warrants issued to convertible debt holders	-	-	-	-	251,856	-	-	251,856
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(273,390)	(1,597)	(274,987)
Balance at March 31, 2023	-	$-	376,901,679	$37,690	$48,788,448	$(52,673,248)	$-	$(3,847,110)
Conversion of convertible debt	-	-	2,173,913	218	43,260	-	-	43,478
Fair value of warrants issued to convertible debt holders	-	-	-	-	130,025	-	-	130,025
Fair value of warrants issued for equity method investments	-	-	-	-	108,220	-	-	108,220
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-				(3,174,217)	-	(3,174,217)
Balance as of June 30, 2023	-	$-	379,075,592	$37,908	$49,200,624	$(55,847,465)	$-	$(6,608,933)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	-	-	367,901,679	$36,790	$45,771,012	$(42,111,701)	$35,211	$3,731,312
Stock based option expense	-	-	-	-	94,466	-	-	94,466
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,801,494)	(8,752)	(1,810,246)
Balance at March 31, 2022	-	$-	367,901,679	$36,790	$45,928,244	$(43,913,195)	$26,459	$2,078,298
Contribution by minority shareholders							9,653	9,653
Stock based option expense	-	-	-	-	94,462	-	-	94,462
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,074,355)	(12,977)	(1,087,332)
Balance at June 30, 2022	-	$-	367,901,679	$36,790	$46,085,472	$(44,987,550)	$23,135	$1,157,847

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,449,204)	$(2,897,578)
Net loss from discontinued operations	536,245	44,344
Net loss from continuing operations	(2,912,959)	(2,853,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	311,932	149,941
Depreciation	279,705	8,993
Amortization of debt discount	111,654	263,200
Loss on conversion of debt to equity	18,478	-
Penalty on convertible debt	-	719,558
Unrealized loss on equity method investments	1,381	-
Stock based compensation	261,342	314,460
Changes in Assets and Liabilities
Receivable from equity method investments	(22,103)	-
Receivable from disposal of subsidiary	18,570	-
Other current assets	77,957	58,312
Accounts payable and accrued expenses	659,490	(63,881)
Related party payables	50,000	-
Interest accruals	176,107	2,712
Cash used in operating activities – continuing operations	(968,446)	(1,399,939)
Cash provided by (used in) operating activities – discontinued operations	35,287	(52,734)
CASH USED IN OPERATING ACTIVITIES	(933,159)	(1,452,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(44,405)	(290,290)
Investment in equity method investment	(200,000)	-
Net cash used in investing activities – continuing operations	(244,405)	(290,290)
Net cash used in investing activities – discontinued operations	(36,231)	(37,510)
CASH USED IN INVESTING ACTIVITIES	(280,636)	(327,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	900,000	-
Repayment of convertible notes	(11,840)	(1,147,063)
Repayment of federal relief loans	(2,342)	-
Net cash provided by (used in) financing activities – continuing operations	885,818	(1,147,063)
Net cash provided by financing activities – discontinued operations	-	9,653
NET CASH PROVIDED BY (SUED IN) FINANCING ACTIVITIES	885,818	(1,137,410)

NET DECREASE IN CASH	(327,977)	(2,917,883)
Cash and cash included in assets held for sale at the beginning of the period	374,765	5,449,751
CASH AT END OF PERIOD	$46,788	$2,531,868
RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$373,822	$5,367,551
Cash included in assets held for sale	943	82,200
CASH AT THE BEGINNING OF THE PERIOD	$374,765	$5,449,751
RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$46,788	$2,520,060
Cash included in assets held for sale	-	11,808
CASH AT THE END OF THE PERIOD	$46,788	$2,531,868
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,191	$88,250
NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$381,881	$-
Conversion of convertible debt to equity	$25,000	$-
Fair value of warrants issued for equity method investments	$108,220	$-

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

b)	Description of current business

The Company is currently a fintech provider of digital payment solutions presently focused on (i) operating and developing e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely and (ii) through its participation in IPSIPay Express (as defined below), developing a new account-to-account payment application called Instant Settlement in RealTime as well as traditional credit card processing services.

The Company’s flagship e-wallet, IPSIPay, is fully operational. IPSIPay, which is focused on individual customers, was fully launched in July 2022 after a soft launch in December 2021. Previously the Company intended to invest in physical kiosks where any payment processing could be undertaken by customers in person. The Company has shifted its business to focus solely on downloadable apps used via smartphones and other online payment processing solutions.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

IPSIPay Express

On April 28, 2023, the Company formed a new company called IPSIPay Express LLC (“IPSIPay Express”). This entity was formed as a Delaware limited liability company joint venture with Open Path, Inc. (“Open Path”) and EfinityPay, LLC (“EfinityPay”, and the Company, collectively with Open Path and EfinityPay, the “Members”) to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

On June 19, 2023, the Company entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) with Open Path and EfinityPay to jointly provide for the governance of and rights of the Members with respect to IPSIPay Express. The effective date of the Operating Agreement is April 28, 2023.

IPSIPay Express was formed by the Members with the initial business purposes of providing credit card processing solutions and also a proprietary solution for real time bank-to-bank payment transactions in a manner that provides seamless and frictionless consumer and merchant experiences, with an initial focus on merchants operating in gaming and entertainment sectors. Such solutions are collectively referred to herein as “IPEX.”

The Company has agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company will make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board of Managers of IPSIPay Express. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and Open Path and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or shall be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche shall be paid on or before September 15, 2023 and (iv) the third $500,000 Tranche shall be paid on or before October 31, 2023. Simultaneously with the funding of the initial Tranche, the Company will issue to each of Open Path and EfinityPay a five-year common stock purchase warrant (the “IPEX Warrant”) to purchase Ten Million shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the initial Tranche. The shares of Common Stock underlying the IPEX Warrant issued in connection with the funding of the initial Tranche will be pro-rated based on the amount of the initial Tranche. Simultaneously with the funding of the second and third Tranche, the Company will issue to each of Open Path and EfinityPay an additional IPEX Warrant to purchase Five Million shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second and third Tranches. If the full IPSI Capital Contribution is funded, Open Path and EfinityPay will receive IPEX Warrants to purchase an aggregate of Forty Million shares of Common Stock.

Frictionless Financial Technologies

The Company acquired a 10% strategic interest in Frictionless Financial Technologies, Inc. (“Frictionless”) on June 22, 2021. Frictionless agreed to deliver to the Company, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform (which was subsequently branded as IPSIPay) that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate the Company’s anticipated product offerings. The Company had an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech, Inc. (“Beyond Fintech”), in which it owns a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to a product known as Beyond Wallet, to further its objective of providing virtual payment services allowing U.S. persons to transfer funds to Mexico and other countries.

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company; (ii) the warrant to purchase 30,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless, were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless is $250,000, which will be paid by Frictionless exclusively in the form of 20% credits against invoices for work done by Frictionless for the Company for the 18 month period following the closing under the existing software services between the Company and Frictionless.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2023 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2022, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

Beyond Fintech Inc., 51% owned. – Disposed on May 12, 2023

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

The Company’s operations are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. These risks include, without limitation, risks associated with (i) launching and scaling the Company’s IPSIPay and IPSIPay Express products and the use by customers of such products, (ii) developing and implementing successful marketing campaigns and other strategic initiatives; (iii) competition, (iv) compliance with applicable laws, rules and regulations (including those related to fund remittance); (v) the Company’s outstanding indebtedness, including the Company’s ability to repay or extend the maturity of such indebtedness (see notes 11 and 12); (vi) inflation and other economic factors and (vii) the Company’s ability to obtain necessary financing. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended June 30, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2023 and December 31, 2022, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2023 and December 31, 2022, the balance exceed the federally insured limit by $0 and $120,580, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2023 and December 31, 2022.

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

The Company had minimal revenues of $438 and $0 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company is based in the U.S. and currently enacted U.S. tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2023 and December 31, 2022, there have been no interest or penalties incurred on income taxes.

r)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

3	LIQUIDITY MATTERS AND GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company had a net loss of $3,447,607 and $10,331,424, respectively. In connection with preparing the unaudited condensed consolidated financial statements for the six months ended June 30, 2023, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the three and six months ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, as well as potentially launching and deriving cash from IPEX during 2023. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis (including as required to meet its funding obligations to IPSIPay Express), the Company will be required to delay, reduce the scope of or terminate the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain cash flow positive and profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there currently is substantial doubt about their ability to continue as a going concern.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4	DISPOSAL OF INVESTMENT IN FRICTIONLESS AND BEYOND FINTECH

On May 12, 2023, the Company entered into the May 2023 Frictionless Agreement to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless); (ii) the warrant to purchase 30,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (representing a 51% ownership interest in Beyond Fintech) (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless is $250,000, which will be paid by Frictionless exclusively in the form of 20% credits against invoices for work done by Frictionless for the Company for the 18 month period following the closing under the existing software services between the Company and Frictionless. The May 2023 Frictionless Agreement has customary representations, indemnification and mutual release provisions. The closing of the transactions contemplated by the May 2023 Frictionless Agreement occurred on May 12, 2023.

The assets and liabilities disposed of were as follows:

Amount
Assets

Current Assets
Cash	$339

Non-current assets
Intangible assets	327,211
Security deposit	15,000
Investment	500,000
842,211
Total assets	842,550

Liabilities

Current Liabilities
Accounts payable	97,126

Net assets sold	745,424
Proceeds due on disposal	(250,000)
Net loss on disposal	$495,424

5	DISCONTINUED OPERATIONS

Effective May 12, 2023, the Company disposed of its investment in Beyond Fintech pursuant to the May 2023 Frictionless Agreement, as disclosed in note 4 above.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5	DISCONTINUED OPERATIONS (continued)

The following assets and liabilities are reported as discontinued operations:

December 31,
2022
Current assets
Cash	$943
Non-current assets
Intangibles, net	291,320
Investment	500,000
Security deposit	15,000
Assets held for sale	$807,263

Current liabilities
Accounts payable	$33,810
Liabilities held for sale	$33,810

The statement of operations from discontinued operations is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	25,561	26,483	40,821	44,344
Depreciation and amortization	-	-	-	-
Total Expense	25,561	26,483	40,821	44,344

Loss from operations before income taxes	(25,561)	(26,483)	(40,821)	(44,344)

Income Taxes	-	-	-	-
Loss from discontinued operations, net of taxation	$(25,561)	$(26,483)	$(40,821)	$(44,344)

6	INTANGIBLES

On August 26, 2021, the Company formed Beyond Fintech to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owned 51% of Beyond Fintech with the other 49% owned by Frictionless. During the year ended December 31, 2022 and the six months ended June 30, 2023, an additional $41,320  and $35,891, respectively, was spent on the software to further enhance the Beyond Wallet product offering.  On May 12, 2023, Beyond Fintech was sold to Frictionless (see note 4 above).

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, and during the year ended December 31, 2022 and the six months ended June 30, 2023, an additional $1,127,400 and $44,405, respectively, was incurred by the Company to facilitate the functioning of the IPSIPay software in the cloud environment.

	June 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net Book Value	Net book value
Purchased Technology - IPSIPay	$1,546,805	$(355,112)	$1,191,693	$1,401,491

Amortization expense was $128,348 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $254,204 and $0 for the six months ended June 30, 2023, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EFinityPay (see note 1(b) above). As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of June 30, 2023, $200,000 of the initial Tranche of such capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, The movement in equity method investments related to IPSIPay Express for the period ended June 30, 2023 is as follow:

June 30, 2023
Cash contribution to IPSIPay Express	$200,000
Fair value of warrants issued to third party joint venture partners	108,220
308,220
Equity loss from joint venture	(1,381)
$306,839

8	INVESTMENTS

Investment in Frictionless Financial Technologies Inc.

On May 12, 2023, the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless). refer Note 4 above.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9	LEASES

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

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating lease expense	$30,528	$28,800

Other lease information:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(30,528)	$(28,800)

Remaining lease term – operating lease	Monthly	Monthly

10	FEDERAL RELIEF LOANS

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

The Company has repaid an aggregate principal amount of $2,342 and interest of $2,775 as of June 30, 2023. The loan balance outstanding as of June 30, 2023, consists of principal of $147,656 and accrued interest thereon of $13,978, of which $3,275 is disclosed as current.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	NOTES PAYABLE

On February 16, 2021, the Company entered into separate Securities Purchase Agreements (the “Cavalry/Mercer SPAs”), with each of Cavalry Fund I LP (“Cavalry”) and Mercer Street Global Opportunity Fund, LLC (“Mercer”), pursuant to which the Company received $500,500 and $500,500 from Cavalry and Mercer, respectively, in exchange for the issuance of: (i) Original Issue Discount 12.5% Convertible Notes (the “Cavalry/Mercer Notes”) in the principal amount of $572,000 to each of Cavalry and Mercer; and (ii) five-year warrants (the “Original Cavalry/Mercer Warrants”) issued to each of Cavalry and Mercer to purchase 2,486,957 shares of Common Stock at an exercise price of $0.24 per share.

In connection with the December 30, 2022 Note Amendment Transaction, described in more detail in Note 12 below, the Original Cavalry/Mercer Warrants were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Cavalry/Mercer Warrants for all purposes. The Company accounted for the aggregate value of the notes issued of $964,000, less the fair value of the Original Cavalry/Mercer Warrants exchanged for these notes of $43,608, totaling $920,392 as a component of the loss on convertible debt.

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

Notes payable to Cavalry and Mercer at June 30, 2023 consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	June 30, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10%	December 30, 2023	482,000	24,368	506,368	482,134
Mercer Street Global Opportunity Fund, LLC	10%	December 30, 2023	482,000	24,368	506,368	482,134
Total convertible notes payable			$964,000	$48,736	$1,012,736	$964,268

Interest expense totaled $24,368 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $48,468 and $0 for the six months ended June 30, 2023 and 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	CONVERTIBLE NOTES PAYABLE

December 2022 Note Amendment Transaction

The Company twice extended its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Cavalry/Mercer Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022. In consideration for the second extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry and Mercer under the Cavalry/Mercer Notes by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 3,000,000 shares of Common Stock at an exercise price of $0.15 per share. The Extension Warrant contains the same terms and provisions in all material respects as the Original Warrants, except for difference in exercise price.

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $0.15 to $0.0115 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 3,000,000 shares of Common Stock underlying the Extension Warrants was increased to 39,130,435 shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 51,901,711 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Cavalry/Mercer Notes until after March 30, 2023 and (ii) waive any events of default under the Cavalry/Mercer Notes and the Cavalry/Mercer SPAs;

(4)	Certain other warrants held by Cavalry and Mercer which contain a mandatory exercise provision allowing us to force exercise of such warrants if the price of the Common Stock is $0.06 per share or above were amended effective December 30, 2022 to reduce such forced exercise price to $0.04 per share; and

(5)	The Company was obligated to register the shares of Common Stock underlying the Cavalry/Mercer Notes and the shares underlying all warrants held by Cavalry and Mercer for resale with the Securities and Exchange Commission and the Company filed the registration statement to satisfy such registration obligation.

The parties also acknowledged that the principal and accrued interest under the Cavalry/Mercer Notes as of December 28, 2022 is equal to an aggregate of $2,264,784, or $1,132,392 for each of Cavalry and Mercer. In addition, as a result of the reduction in the conversion price of the Cavalry/Mercer Notes, certain other warrants held by third parties have their exercise price of such warrants reduced to $0.0115 per share. All of the shares of our Common Stock underlying the Cavalry/Mercer Notes as amended and all warrants held by Cavalry and Mercer as adjusted were registered for resale pursuant to a registration statement that was declared effective on February 6, 2023.

The amendments to the Cavalry/Mercer Notes were evaluated in terms of ASC470, Debt, to determine if the amendments to the Cavalry/Mercer Notes were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the Cavalry/Mercer Notes from $0.15 to $0.0115 per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the Cavalry and Mercer valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants held by Cavalry and Mercer to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $(43,608) and the value of the notes of $964,000 (see note 11 above) and the value of full rachet provisions of certain of the warrants issued to the Cavalry and Mercer amounting to $841,003 (see note 14 below), the amendment of the Cavalry/Mercer Notes was determined to be a debt extinguishment.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10.00%	December 30, 2023	1,066,754	96,147	-	1,162,901	1,133,301

Mercer Street Global Opportunity Fund, LLC	10.00%	December 30, 2023	1,091,754	96,438	-	1,188,192	1,133,301

Quick Capital, LLC	8.00%	December 20, 2023	62,857	138	(44,340)	18,655	-

1800 Diagonal Street Lending, LLC*	13.00%	May 10, 2024	105,480	708	(90,782)	15,406	-
	17.33%	March 13, 2024	62,700	506	(58,810)	4,396	-

2023 convertible notes	8.00%	February 13, 2024 to June 21, 2024	700,000	16,798	(269,172)	447,626	-

Total convertible notes payable			$3,089,545	$210,735	$(463,104)	$2,837,176	$2,266,602

*	These notes were repaid on August 3, 2023. See note 18.

Interest expense totaled $69,320 and $43,793 for the three months ended June 30, 2023 and 2022, respectively, and $129,057 and $88,172 for the six months ended June 30, 2023 and 2022, respectively.

Amortization of debt discount totaled $88,687 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $111,654 and $263,200 for the six months ended June 30, 2023 and 2022, respectively.

The Cavalry, Mercer and 1800 Diagonal Street convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the Common Stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

Cavalry Fund LLP

On February 16, 2021, the Company closed a transaction with Cavalry pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note was convertible into shares of Common Stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 2,486,957 shares of Common Stock at an initial exercise price of $0.24 per share.

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

On May 19, 2023, Cavalry converted $25,000 of principal into 2,173,913 shares of Common Stock at a conversion price of $0.0115 per share realizing a loss on conversion of $18,478.

The balance of the Cavalry Note plus accrued interest at June 30, 2023 was $1,162,901.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	CONVERTIBLE NOTES PAYABLE (continued)

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

The balance of the Mercer Note plus accrued interest at June 30, 2023 was $1,188,192.

Quick Capital, LLC

On June 20, 2023, the Company closed a transaction with Quick Capital, LLC pursuant to which the Company received net proceeds of $50,000, after an original issue discount and fees of $12,857 in exchange for the issuance of a $62,857 Convertible Note, bearing interest at 8% per annum, which interest is earned on issuance of the note, and maturing on December 20, 2023. The Note is convertible into shares of Common Stock at an initial conversion price of $0.0115 per share, in addition, the Company issued a warrant exercisable for 5,465,826 shares of Common Stock at an initial exercise price of $0.0115 per share.

The balance of the Quick Capital Note plus accrued interest at June 30, 2023 was $18,655, net of unamortized debt discount of $44,340.

1800 Diagonal Street Lending LLC

●

On May 10, 2023, the Company closed a transaction with 1800 Diagonal Street Lending LLC (“1800 Diagonal”) pursuant to which the Company received net proceeds of $100,000, after an original issue discount and fees of $17,320 in exchange for the issuance of a $117,320 Convertible Note (the “May 1800 Diagonal Note”), bearing interest at 13% per annum, which interest is earned on issuance of the note, and maturing on May 10, 2024. The May 1800 Diagonal Note was convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The balance of the May 1800 Diagonal Note plus accrued interest at June 30, 2023 was $15,406, net of unamortized debt discount of $90,782.

●

On June 13 2023, the Company closed a transaction with 1800 Diagonal, pursuant to which the Company received net proceeds of $50,000, after an original issue discount and fees of $12,700 in exchange for the issuance of a $62,700 Convertible Note (the “June 1800 Diagonal Note”), bearing interest at 17.33% per annum, which interest is earned on issuance of the note, and maturing on March 13, 2024. The June 1800 Diagonal Note was convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The balance of the June 1800 Diagonal Note plus accrued interest at June 30, 2023 was $4,396, net of unamortized debt discount of $58,810.

The two 1800 Diagonal Notes were repaid by the Company on August 3, 2023 (see note 18).

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	CONVERTIBLE NOTES PAYABLE (continued)

2023 Convertible Notes

Between February 13, 2023 and June 21, 2023, the Company entered into Securities Purchase Agreements with 12 accredited investors, pursuant to which the Company received an aggregate of $700,000 in gross proceeds in a private placement through the issuance of:

●	Convertible Promissory Notes (the “2023 Notes” and each a “2023 Note”); and

●	five-year warrants (the “2023 Warrants”) to purchase an aggregate 66,335,391 shares of Common Stock at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The 2023 Notes mature in 12 months, bear interest at a rate of 8% per annum, and are convertible into shares of Common Stock at a conversion price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the 2023 Warrants for public resale.

The 2023 Notes and the 2023 Warrants contain conversion limitations providing that a holder thereof may not convert the 2023 Notes or exercise the 2023 Warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

The balance of the 2023 Notes plus accrued interest at June 30, 2023 was $447,626, net of unamortized debt discount of $269,172.

13	DERIVATIVE LIABILITY

The convertible notes and warrants issued by the Company to Cavalry, Mercer and 1800 Diagonal as described herein have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

On December 30, 2022, the Company entered into the December 2022 Note Amendment transaction (“the Note Amendment”) as fully described under note 11 above. Included in the derivative liability is: (i) the Original Warrants which were exchanged for non-convertible promissory notes, (ii) the Cavalry and Mercer convertible notes which were subject to the Note Amendment and (ii) the Cavalry and Mercer Extension Warrants as well as certain other warrants due to Cavalry and Mercer and certain other warrant holders. The Note Amendment triggered a repricing of certain of these warrants.

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

On May 10, 2023 and June 13, 2023, the Company entered into convertible note agreements with 1800 Diagonal which have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $360,491 but limited to the cash value of the convertible notes of $150,000, using a Black-Scholes valuation model.

The net movement on the derivative liability for the three months ended June 30, 2023 was a net mark-to-market charge of $1,252,682 and for the six months ended June 30, 2023 was a net market charge of $311,932, determined by using a Black-Scholes valuation model.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

	Six months ended June 30, 2023	Year ended December 31, 2022
Conversion price	$0.0048 to $0.0115	$0.0115 to $0.15
Risk free interest rate	3.60 to 5.48%	0.79 to 4.73%
Expected life of derivative liability	9 to 50 months	1.5 to 59 months
Expected volatility of underlying stock	158.72 to 192.53%	120.49 to 258.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	June 30, 2023	December 31, 2022
Opening balance	$2,550,642	$407,161
Derivative financial liability arising from convertible note and warrants	150,000	238,182
Derivative financial liability arising on note amendment included in loss on convertible notes	-	2,317,051
Fair value adjustment to derivative liability	311,932	(411,752)
	$3,012,574	$2,550,642

14	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company had 379,075,592 and 376,901,679 shares of Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

On May 19, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 2,173,913 shares of Common Stock for the conversion of $25,000 of convertible debt, refer Note 11 above.

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2022 to June 30, 2023 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2022	21,495,000	$0.049	10,247,500	$0.049	11,247,500	$0.049
Granted and issued	2,000,000	0.055	-	-	2,000,000	0.055
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding December 31, 2022	23,495,000	$0.050	5,123,750	$0.049	18,371,250	$0.050
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(5,123,750)	(0.049)	5,123,750	0.049
Outstanding June 30, 2023	23,495,000	$0.050	-	$0.049	23,495,000	$0.050

The restricted stock granted, issued and exercisable at June 30, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.049	20,495,000	$0.049
$0.050	1,000,000	0.050
$0.055	2,000,000	0.055
	23,495,000	$0.050

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	STOCKHOLDERS’ EQUITY (continued)

The Company has recorded an expense of $0 and $62,766 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $125,532 for the six months ended June 30, 2023 and 2022, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of June 30, 2023 and December 31, 2022.

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

On August 30, 2022, the Company extended the maturity date of the Cavalry/Mercer Notes and agreed to grant each note holder a warrant exercisable for 3,000,000 shares of Common Stock at an exercise price of $0.15 per share with an expiration date of August 30, 2027.

On December 30, 2022, the Company issued to Frictionless a 5 year warrant to purchase 30,000,000 shares of Common Stock at an exercise price of $0.0115 per share as disclosed in note 5 above. The fair value of these warrants was $348,938 determined by using a Black-Scholes valuation model, which fair value was capitalized to purchased technology on the date of grant. On May 12, 2023, the Company entered into an agreement to cancel this warrant (see note 1(b)).

On December 30, 2022, the Company entered into the December 2022 Note Amendment Transaction, as fully described in note 9 above. In terms of the Note Amendment Transaction the following occurred:

●	The warrants issued to Cavalry and Mercer exercisable for 4,973,914 shares of Common Stock (2,486,957 for each of Cavalry and Mercer), were exchanged for two promissory notes of $482,000 each, as disclosed in note 8 above;

●	The warrants issued to Cavalry and Mercer on August 30, 2022, were subject to repricing and a full rachet increase in the number of warrants issued, resulting in an increase in the number of warrants by 72,260,870 (36,130,435 to each Cavalry and Mercer) and a reset of the exercise price to $0.0115 per share. The additional warrants were valued at $841,003 using a Black-Scholes valuation model and was expensed in the statement of operations as a component of the loss on convertible debt.

●	An additional 13,736,857 warrants previously issued to Mercer, Iroquois Master Fund and Bellridge Capital LP were subject to repricing of the exercise price from a range of $0.05 to $0.15 per share to $0.0115 per share. The change in the fair value of these warrants of $20,079, using a Black-Scholes valuation model was recorded as a component of the loss on convertible debt.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

Between February 13, 2023 and June 21, 2023, the Company entered into Securities Purchase Agreements with 14 accredited investors, as disclosed in note 11 above. In terms of these Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate 66,335,391 shares of the Common Stock at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes or the 2023 Warrants for public resale.

The 2023 Warrants contain conversion limitations providing that a holder thereof may not exercise the Warrants to the extent that, if after giving effect to such exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

In connection with the formation of IPSIPay Express, the Company has agreed to issue the other venture partners, Open Path and EfinityPay, IPEX Warrants to purchase Ten Million shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the initial Tranche. The shares of Common Stock underlying the IPEX Warrant issued in connection with the funding of the initial Tranche will be pro-rated based on the amount of the initial Tranche. Simultaneously with the funding of the second and third Tranche, the Company will issue to each of Open Path and EfinityPay an additional IPEX Warrant to purchase Five Million shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second and third Tranches. If the full IPSI Capital Contribution is funded, Open Path and EfinityPay will receive IPEX Warrants to purchase an aggregate of Forty Million shares of Common Stock. See note 1(b) above.

On June 22, 2023, in conjunction with the funding of the initial Tranche, the Company issued to each of Open Path and EfinityPay, IPEX Warrants exercisable for four million shares of Common Stock at an exercise price of $0.015 per share.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Six months ended June 30, 2023
Exercise price	$0.0115
Risk free interest rate	3.77 to 4.16%
Expected life	5 years
Expected volatility of underlying stock	187.40 to 189.37%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2022 to June 30, 2023 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2022	37,304,105	$0.05 – 0.1875	$0.12
Granted	51,000,000	0.0115 – 0.0345	0.01826
Increase in warrants due to debt amendment full rachet trigger	72,260,870	0.0115	0.0115
Cancelled on debt amendment	(4,973,914)	0.15	0.1500
Exercised	-	-	-
Outstanding December 31, 2022	155,591,061	$0.0115 – 0.1875	$0.0300
Granted	74,335,391	0.0115	0.0115
Forfeited	(1,000,000)	0.05	0.05
Cancelled on disposal of investment in Frictionless and Beyond Fintech	(30,000,000)	0.0115	0.0115
Exercised	-	-	-
Outstanding June 30, 2023	198,926,452	$0.0115 – 0.1875	$0.0259

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at June 30, 2023 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.0115	158,333,118	4.27		158,333,118		4.27
$0.0345	15,000,000	2.02		11,250,000		2.02
0.015	8,000,000	4.98		8,000,000		4.98
$0.15	15,166,667	2.72		15,166,667		2.72
$0.1875	2,426,667	2.72		2,426,667		2.72
	198,926,452	3.99	$0.0259	195,176,452	$0.0259	3.99

The warrants outstanding have an intrinsic value of $395,833 and $0 as of June 30, 2023 and 2022, respectively.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

A summary of option activity during the period January 1, 2022 to June 30, 2023 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2022	30,516,666	$0.15 to 0.40	$0.15
Granted	15,800,000	0.04 – 0.15	0.14
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	46,316,666	$0.04 to 0.40	$0.15
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2023	46,316,666	$0.04 to 0.40	$0.15

The options outstanding and exercisable at June 30, 2023 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.04	800,000	9.21		800,000		9.21
$0.15	45,208,333	8.44		39,375,000		8.48
$0.24	208,333	7.65		208,333		7.65
$0.40	100,000	5.50		100,000		5.50
	46,316,666	8.44	$0.15	40,483,333	$0.15	8.49

The options outstanding have an intrinsic value of $0 as of June 30, 2023 and 2022.

The option expense was $94,465 and $94,462 for the three months ended June 30, 2023 and 2022, respectively, and $188,928 and $188,928 for the six months ended June 30, 2023 and 2022, respectively.

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three months and six months ended June 30, 2023 and 2022 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three and six months ended June 30, 2023 (Shares)	Three and six months ended June 30, 2022 (Shares)
Convertible debt	300,483,314	11,979,811
Stock options	46,316,666	30,516,666
Warrants to purchase shares of Common Stock	198.926,452	37,304,104
	545,726,432	79,800,582

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On September 13, 2022, the Company granted Mr. Fuller ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share.

The option expense for Mr. Fuller was $0 for the three months ended June 30, 2023 and 2022, and $0 for the six months ended June 30, 2023 and 2022.

Mr. Fuller voluntarily resigned as a member of the Board of Directors effective as of our 2022 annual meeting of shareholders which occurred on November 3, 2022.

William Corbett

On July 11, 2022, the Company granted Mr. Corbett ten-year options exercisable for 15,000,000 shares of Common Stock at an exercise price of $0.15 per share.

On June 21, 2023, Mr. Corbett advanced the company $50,000 to cover certain working capital expenses, the advance is short term in nature, bears no interest and has no fixed repayment terms.

The option expense for Mr. Corbett was $66,587 for the three months ended June 30, 2023 and 2022, and $133,174 for the six months ended June 30, 2023 and 2022.

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

The option expense for Mr. Henry was $0 for the three months ended June 30, 2023 and 2022, and $0 for the six months ended June 30, 2023 and 2022.

Madisson Corbett

On September 13, 2022, the Company granted Ms. Corbett, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Ms. Corbett was $0 for the three months ended June 30, 2023 and 2022, and $0 for the six months ended June 30, 2023 and 2022.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16	RELATED PARTY TRANSACTIONS (continued)

David Rios

On September 13, 2022, the Company granted Mr. Rios, immediately vesting, ten-year options exercisable for 200,000 shares of Common Stock at an exercise price of $0.04 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Rios was $0 for the three months ended June 30, 2023 and 2022, and $0 for the six months ended June 30, 2023 and 2022.

Richard Rosenblum

On July 11, 2022, the Company granted Mr. Rosenblum 2,000,000 restricted shares of Common Stock valued at $110,000, all of which are vested.

The option expense for Mr. Rosenblum was $27,879 for the three months ended June 30, 2023 and 2022, and $55,758 for the six months ended June 30, 2023 and 2022.

17	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under notes 11 and 12 above, which mature between December 30, 2023 and June 21, 2024. The Company may settle the notes payable, at its option by the issue of common shares and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

18	SUBSEQUENT EVENTS

Between July 18, 2023 and August 4, 2023, the Company, entered into Securities Purchase Agreements with 8 accredited investors, pursuant to which the Company received an aggregate of $576,666 in gross proceeds through a private placement issuance of additional 2023 Notes and additional 2023 Warrants to purchase an aggregate 50,144,870 shares of Common Stock at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

On August 4, 2023, the Company made an IPSI Capital Contribution of $300,000 to IPSIPay Express, thereby completing its initial Trance contribution (see note 7). With the funding of its initial $500,000 capital contribution to IPSIPay Express, the Company received an 11.11% interest equity interest in IPSIPay Express. Such equity interest will increase to 33.33% upon the funding of next two $500,000 Tranches.

On August 3, 2023, the Company settled in full, the outstanding convertible notes owing to 1800 Diagonal, in the principal amount of $168,180 for gross proceeds of $160,000.

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

Our historical core business is focused on operating and developing “e-wallets” that enable consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely. Our flagship e-wallet, IPSIPay®, is focused on the consumer market and was fully launched in July 2022 after a soft launch in December 2021.

The IPSIPay platform (which can be used both business-to-business and business-to-consumer) facilitates the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers.

In October 2022, we announced that since the commencement of our new IPSIPay marketing campaign featuring Mr. Lopez in August 2022, we achieved 10,000 downloads of IPSIPay, and of the 10,000 downloads, 1,200 have been converted to active users with wallets, meaning the users have initiated at least one transaction via IPSIPay. As of June 30, 2023, we had achieved approximately 66,000 downloads and over 6,000 active users with wallets. Despite these achievements, our revenue from IPSIPay continues to be nominal as described further below.

Our launch plan for IPSIPay continues to be to target lower income, migrant communities in California (notably in the agriculture industry), and expanding to other states with large migrant populations such as Texas and Florida. We not only believe the addressable market for IPSIPay is large and growing, but that servicing this market is socially responsible. We believe our digital payment facilitation platform and related apps will empower and enable the unbanked and under-served and payment providers who service these users, acting as a bridge to provide access to comprehensive and easy to use payment solutions. Given the large size of our addressable market, our ability to capture even a very small share of the market represents a significant revenue opportunity for our company.

In May 2023, we publicly announced a new line of business called IPSIPay ExpressTM. This business is being operated via a three-way joint venture in the form of a Delaware limited liability company named IPSIPay Express, LLC (“IPSIPay Express”) between our company and payment industry veterans OpenPath, Inc. (“OpenPath”) and eFinityPay, LLC (“eFinityPay”). The purposes of IPSIPay Express is to develop and market a proprietary consumer to merchant real-time payment platform called Instant-Settlement in RealTime™ as well as to provide traditional credit card processing services initially focused on the fast-growing online gaming and entertainment sectors.

On June 19, 2023, we entered into a Limited Liability Company Operating Agreement (the “IPEX Operating Agreement”) with OpenPath and EfinityPay, to provide for the terms of the IPSIPay Express joint venture. Pursuant to the IPEX Operating Agreement, The Company has agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company shall make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and Open Path and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or shall be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche shall be paid on or before September 15, 2023 and (iv) the third $500,000 Tranche shall be paid on or before October 31, 2023. In a press release dated May 1, 2023, the Company disclosed that the IPSI Capital Contribution would be required to be funded by December 31, 2023, but the Members subsequently agreed pursuant to the Agreement to the revised timelines set forth above.

Also, May 12, 2023, we entered into an agreement with one of our technology partners, Frictionless Financial Technologies, Inc. (“Frictionless”), to, among other things, divest ourselves of our interest in Frictionless and in Beyond Fintech, Inc., a joint venture entity we owned with Frictionless which has been developing an application called Beyond Wallet. See Note 1(b) to the accompanying financial statements for further information.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Launch and Scaling of E-Wallets; IPSIPay Express

IPSIPay

Having achieved full commercial integration and launch of the IPSIPay app during the third quarter of 2022, the key for our business for the foreseeable future is to scale the number of IPSIPay downloads achieved and revenue generated from transactions process by customers via IPSIPay. Presently, our ability to generate meaningful revenue from customer use of IPSIPay is limited, given the relatively recent commencement of launch activities, the relatively limited app downloads and active users achieved to date and our launch promotional activities. While we see great potential for IPSIPay in our initial target markets as described above, both the near- and long-term viability of our business is dependent in large part on our ability to scale our IPSIPay business and add complimentary offerings (such as our telemedicine collaboration with MeMD (also known as Walmart Health Virtual Care), which we announced in October 2022), all with the goal of increasing app downloads and active users who would generate transaction processing and other fees for our company.

We generated nominal IPSIPay-related revenue during the first half of 2023, with the goal of increasing revenues over time. In the current environment, it has proven to take longer to win a customer’s trust and resulting fee generating usage of IPSIPay.  This is especially true when it relates to the unbanked and underserved sending money abroad.  We initiated an aggressive digital marketing campaign late in the third quarter of 2022, and have since achieved over 66,000 downloads of IPSIPay as of June 30, 2023 and also seen a steady growth of the issuance of debit Visa cards via IPSIPay.  While we have not seen any significant revenue from these endeavors, we believe the brand we are building and the impressions we have recorded should help us grow the awareness and use of IPSIPay during 2023. Our ability to reach sufficient scale of our business and generate sufficient revenue is, however, unproven and speculative at this time, so we remain faced with all of the risks associated with launching and seeking to scale a new business. If we are unable to grow our IPSIPay business, our company could be severely harmed or could fail.

IPSIPay Express

While we believe the IPSIPay Express opportunity has great promise, as of the date of this report, IPEX has not been launched and we have derived no revenue or cash distributions from IPSIPay Express. No assurances can be given that IPSIPay Express will be successfully launched or will generate revenues or otherwise have a positive impact on our results of operations. We have publicly stated that we believe IPSIPay Express could be commercially launched and generate initial revenues in the third quarter of 2023, but no assurances can be provided that this will be achieved or that (i) we will be able to raise funds satisfactory to fulfill all of our capital contributions to IPSIPay Express or (ii) that we will ever receive distributions of free cash flow from IPSIPay Express. Moreover, the IPSIPay Express product offering will be targeting so-called “high risk” sectors such as online gaming and entertainment, which also carries certain risks.

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

We have commercially launched our IPSIPay platform and expect to launch our IPSIPay Express platform which provide online money transfer and payment services to our customers, which may expose us to cybersecurity risks. We employ the latest encryption techniques and firewall practices and constantly monitor the usage of our software, however, this may not be sufficient to prevent the heightened risk of cybersecurity attacks emanating from Russia, Ukraine, Belarus, or any other country.

The impact of the invasion by Russia of Ukraine has increased volatility in stock trading prices and commodities throughout the world. To date, we have not seen a material impact on our operations; however, a prolonged conflict may impact on consumer spending, in general, which could have an adverse impact on the payment services industry as a whole and our business.

Inflation

Macro-economic conditions could affect consumer spending adversely and consequently our future operations. The U.S experienced a period of significant inflation over the past several years, and while inflation has abated somewhat in the U.S., continuing high consumer prices and high interest rates arising from the Federal Reserve’s efforts to contain inflation could impact consumer’s desire to purchase goods and services utilizing our payment products and services and may increase our costs overall. However, as of the date of this report, we do not expect there to be any material impact on our liquidity as forecast in our business plan due to recent inflationary concerns in the U.S.

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

Impairment of Investments and Intangible assets

We carried intangible assets of $1,191,693 as more fully described in note 6 to the accompanying condensed consolidated financial statements. The Company tests its intangible assets with an indefinite useful life annually for impairment or more frequently if indicators for impairment exist. The value of our intangibles is based upon our mutual goal of providing payment services to an underserved market. Currently our intangible assets have not produced material revenues on which to assess whether the income generated from these assets can support the carrying value of these assets. For impairment testing of intangibles we determine the fair value of the underlying assets using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. In addition, management recently reviewed the future revenue and profit projections of our e-wallet services based on management forecasts of the size of the market and expected customer growth and retention, we determined that no impairment charges were necessary, however if we are unable to achieve our forecasts over a period of time, we may need to re-evaluate our forecasts which could result in an impairment charge. Since performing this analysis we have no reason to believe that further impairment is necessary as of June 30, 2023.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net revenue

We recorded minimal revenues of $5 during the three months ended June 30, 2023 and we did not have revenues during the three months ended June 30, 2022. Our goal is to increase revenue as our IPSIPay product becomes more widely used and we are exploring different market segments to increase our revenue from our e-wallets. We have utilized financial promotional strategies to encourage downloads and use of IPSIPay, which has reduced our ability to generate revenues in the near term while such strategies are in effect. In addition, we are focusing a material amount of our efforts on developing and launching IPSIPay Express, which we believe has a higher near and longer term possibility for revenue generation.

Cost of goods sold

Cost of goods sold was $284 for the three months ended June 30, 2023 and consists primarily of bank and merchant related fees and chargebacks. We had no cost of goods sold, as we did not have revenues during the three months ended June 30, 2022.

General and administrative expenses

General and administrative expenses were $1,057,631 and $769,054 for the three months ended June 30, 2023 and 2022, respectively, an increase of $288,577 or 37.5%. The increase is primarily due to the following:

(i)	Legal fees were $236,832 and $86,718 for the three months ended June 30, 2023 and 2022, respectively, an increase of $150,114 or 173.1%. The increase is primarily due to the legal matters relating to unfair dismissal matters which were claimed in the prior year by several individuals.

(ii)	Professional fees were $226,870 and $93,805 for the three months ended June 30, 2023 and 2022, respectively, an increase of $133,065 or 141.9%. The increase is primarily due to professional fees from Frictionless for management fees and customer support fees after the launch of the platform in the second half of the prior year.

(iii)	The balance of the general and administrative expenses decreased by approximately $18,628 which is made up of several individually insignificant expenses.

Depreciation and amortization

Depreciation was $139,015 and $4,497 for the three months ended June 30, 2023 and 2022, respectively, an increase of $134,518, primarily due to the depreciation of the software platform of $128,348 which commenced in the third quarter of 2022.

Loss on debt conversion

Loss on debt conversion was $18,478 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $18,478 or 100%. The loss on debt conversion related to the conversion of $25,000 of convertible debt into 2,173,913 shares of common stock.

Interest expense, net

Interest expense was $95,079 and $45,196 for the three months ended June 30, 2023 and 2022, respectively, an increase of $49,883 or 110.4%. The increase is related to the additional $900,000 of convertible note funding raised during the current year to fund our investment in the IPSIPay Express joint venture which is expected to become operational in the second half of 2023.

Amortization of debt discount

Amortization of debt discount was $88,687 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $88,687 or 100.0%. The increase is primarily due to the additional debt discount of $88,687 on convertible debt related to the valuation of warrants, derivative liabilities and OID’s and fees paid on the $900,000 of convertible debt raised during the current year.

Derivative liability movements

Derivative liability movements were $(1,252,682) and $(242,102) for the three months ended June 30, 2023 and 2022, respectively, an increase of $1,010,580 or 417.4%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the increase in the mark-to-market value of the derivative liability due to an increase in the share price and the increase in interest rates over the prior year.

Net loss from equity method investment

Net loss from equity method investment was $1,381 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $1,381 or 100.0%. On April 28, 2023, we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement with Open Path, Inc. and EfinityPay, LLC to memorialize the terms of our IPSIPay Express joint venture. The loss represents our proportionate share of the initial operating expenses of the joint venture.

Net loss from continuing operations

Net loss from continuing operations was $2,653,232 and $1,060,849 for the three months ended June 30, 2023 and 2022, respectively, an increase in loss of $1,591,383 or 150.0%. The increase is primarily due to the increase in general and administrative expenses, depreciation and amortization, the increase in interest expense and amortization of debt discount and derivative liability movements which are discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $25,561 and $26,483 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $922 or 3.5%. This amount is immaterial.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $495,424 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $495,424 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $3,174,217 and $1,074,355 for the three months ended June 30, 2023 and 2022, respectively, an increase of $2,099,862 or 195.5%. The increase is primarily attributable to the increase in net loss from continuing operations, the increase in the movement in derivative liabilities and the loss on disposal of subsidiary and investment, as discussed in detail above.

Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022

Net revenue

We recorded minimal revenues of $438 during the six months ended June 30, 2023 and we did not have revenues during the six months ended June 30, 2022. Our goal is to increase revenue as IPSIPay becomes more widely used and we are exploring different market segments to increase our revenue from our e-wallets. We have utilized financial promotional strategies to encourage downloads and use of IPSIPay, which has reduced our ability to generate revenues in the near term while such strategies are in effect. In addition, we are focusing a material amount of our efforts on developing and launching IPSIPay Express, which we believe has a higher near and longer term possibility for revenue generation.

Cost of goods sold

Cost of goods sold was $2,369 for the six months ended June 30, 2023 and consists primarily of bank and merchant related fees and chargebacks. We had no cost of goods sold, as we did not have revenues during the six months ended June 30, 2022.

General and administrative expenses

General and administrative expenses were $2,007,578 and $1,620,580 for the six months ended June 30, 2023 and 2022, respectively, an increase of $386,998 or 23.8%. The increase is primarily due to the following:

(i)	Selling and marketing expenses were $260,642 and $182,500 for the six months ended June 30, 2023 and 2022, respectively, an increase of $78,142 or 42.8%. The increase is primarily due to the amortization of the Mario Lopez endorsement deal entered into during the current period, offset by a reduction in social media spend as we concentrate on developing the IPSIPay Express joint venture.

(ii)	Legal fees were $372,355 and $137,048 for the six months ended June 30, 2023 and 2022, respectively, an increase of $235,307 or 171.7%. The increase is primarily due to the legal matters relating to unfair dismissal matters which were claimed in the prior year by several individuals.

(iii)	Professional fees were $432,006 and $127,310 for the six months ended June 30, 2023 and 2022, respectively, an increase of $304,696 or 239.3%. The increase is primarily due to professional fees from Frictionless for management of the IPSIPay platform by Frictionless.

(iv)	Payroll expenses were $560,542 and $725,991 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $165,449 or 22.8%. The decrease is primarily due to the reduction in head count and the amortization of restricted stock expense in the prior period.

(v)	Other general and administrative expenses were $382,032 and $447,731 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $65,699 or 14.7%. The decrease includes a decrease in audit fees of $16,500, due to the timing of invoices received, a decrease in directors fees of $33,000 by reducing the directors’ fees by 50% and the resignation of one director during the prior year and a decrease in investor relations expenses of $22,500 due to budgetary constraints.

Depreciation

Depreciation was $279,705 and $8,993 for the six months ended June 30, 2023 and 2022, respectively, an increase of $270,712, primarily due to the depreciation of the software platform of $254,204 which commenced in the third quarter of 2022.

Loss on debt conversion

Loss on debt conversion was $18,478 and $0 for the six months ended June 30, 2023 and 2022, respectively, an increase of $18,478 or 100%. The loss on debt conversion related to the conversion of $25,000 of convertible debt into 2,173,913 shares of common stock.

Penalty on convertible notes

Penalty on convertible notes was $0 and $719,558 for the six months ended June 30, 2023 and 2022, a decrease of $719,558 or 100.0%. The decrease is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes in the prior period, resulting in the triggering of the repayment penalty per the convertible note agreements as well as an additional 10% penalty for the extension of the maturity date.

Interest expense, net

Interest expense was $180,300 and $90,962 for the six months ended June 30, 2023 and 2022, respectively, an increase of $89,338 or 98.2%. The increase is related to the additional $900,000 of convertible note funding raised during the current year to fund the company’s investment in the IPSIPay Express joint venture which is expected to become operational in the second half of the year.

Amortization of debt discount

Amortization of debt discount was $111,654 and $263,200 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $151,546 or 57.6%. The decrease is primarily due to the accelerated amortization of debt discount related to notes converted to equity during the first quarter of the prior year, offset by the amortization of additional debt discount of $111,654 on convertible debt related to the valuation of warrants, derivative liabilities and OID’s and fees paid on the $900,000 of convertible debt raised during the current year.

Derivative liability movements

Derivative liability movements were $(311,932) and $(149,941) for the six months ended June 30, 2023 and 2022, respectively, an increase of $161,991 or 108.0%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the increase in the mark-to-market value of the derivative liability due to an increase in the share price and the increase in interest rates over the prior year.

Net loss from equity method investment

Net loss from equity method investment was $1,381 and $0 for the three months ended June 30, 2023 and 2022, respectively, an increase of $1,381 or 100.0%. On April 28, 2023, we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement with Open Path, Inc. and EfinityPay, LLC to memorialize the terms of our joint venture. The loss represents our proportionate share of the initial operating expenses of the joint venture.

Net loss from continuing operations

Net loss from continuing operations was $2,912,959 and $2,853,234 for the six months ended June 30, 2023 and 2022, respectively, an increase in loss of $66,725 or 2.3%. The decrease is primarily due to the increase in general and administrative expenses, the increase in depreciation and amortization, and the increase in interest expense, the increase in derivative liability movement, offset by the prior period penalty on convertible notes and the decrease in amortization of debt discount, all discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $40,821 and $44,344 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $3,523 or 7.9%. This amount is immaterial.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $495,424 and $0 for the six months ended June 30, 2023 and 2022, respectively, an increase of $495,424 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $3,447,607 and $2,875,849 for the six months ended June 30, 2023 and 2022, respectively, an increase of $571,758 or 19.9%. the increase is primarily attributable to the increase in net loss from continuing operations and the loss on disposal of subsidiary and investment, as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $55,847,465 through June 30, 2023 and incurred negative cash flow from operations of $933,159 for the six months ended June 30, 2023. Our primary focus was on launching and operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy. During the second quarter we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement to memorialize the terms of the joint venture.

At June 30, 2023, we had cash of $46,788 and working capital deficit of $8,048,534 including a derivative liability of $3,012,574. After eliminating the derivative liability our working capital deficit is $6,035,960. Subsequent to June 30, 2023, between July 18, 2023 and August 4, 2023 we raised $576,666 through the issuance of convertible notes to accredited investors.

We used cash of $933,159 and $1,452,673 in operations for the six months ended June 30, 2023 and 2022, respectively. Overall cash used in operations decreased by $519,514, due to cost containment to preserve cash balances.

We invested a further $80,296 in our e-wallet platforms to enhance the product offering and to further develop the Beyond Wallet application (which was discontinued in May 2023). We also invested $200,000 in our IPSIPay Express joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. Subsequent to June 30, 2023, we invested a further $300,000 in IPSIPay Express, completing the first tranche due in terms of the IPEX Operating Agreement.

We generated cash of $885,818 during the current period primarily $900,000 from convertible notes issued to investors to bridge our working capital. Cash utilized in financing activities for the six months ended June 30, 2022 included the repayment of a convertible note of $1,147,063.

At June 30, 2023, we had outstanding convertible notes, including interest thereon of $3,300,280 (before unamortized debt discount of $463,104) and outstanding promissory notes, including interest thereon of $1,012,736. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates of 8% to 17.3% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of$0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% of lowest trading prices over a 20 trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

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

There is also a significant risk that none of our plans to raise financing will be implemented in a manner necessary to sustain us for an extended period of time. If adequate funds are not available to us when needed, we may be required to continue with reduced or discontinued operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company. In addition, our inability to secure additional funding when needed could cause our business to fail or become bankrupt or force us to wind down or discontinue operations.

We do not have any off balance sheet financing arrangements as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2023 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023.

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

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against IPSI and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, inter alia, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and IPSI. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802

Defendants moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings are stayed until the motion to compel arbitration is heard and decided. The hearing for the motion to compel arbitration was scheduled for May 4, 2023. The court held its ruling in abeyance to allow limited discovery and additional briefing. The court has issued a tentative ruling denying our motion to compel arbitration.  The court is, however, allowing argument on that motion at which we will attempt to convince the court to change its tentative ruling. The court rescheduled the motion hearing to Monday, August 14, 2023.

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

We and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett have appealed that decision to the California Court of Appeal. As a result of the appeal, the court case is stayed until the appeal is decided, which we expect to take at least six months. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we and Mr. Corbett filed has yet to be decided and will not be decided unless the court’s decision is sustained on appeal. Otherwise, the case shall proceed to arbitration. We filed our opening brief on July 14, 2023, the case is in abeyance while we appeal our motion to compel arbitration. The plaintiffs brief is due on August 21, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Between February 13, 2023 and June 21, 2023, we entered into Securities Purchase Agreements with 12 accredited investors, pursuant to which we received an aggregate of $700,000 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 66,335,391shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

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

(b) On May 10, 2023, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800”) pursuant to which we issued a promissory note (the “1800 Note”) to 1800 in the aggregate principal amount of $117,320 (including $12,570 of original issue discount) for gross proceeds to us of $104,750. The 1800 Note carries a one-time interest charge equal to thirteen percent (13%) of the principal amount of the 1800 Note. The 1800 Note is unsecured, has a maturity date of May 10, 2024, carries a default interest rate of twenty-two percent (22%) per annum and contains customary events of default. We are required to begin mandatory monthly repayments of the 1800 Note beginning June 15, 2023 in the amount of $13,257.10 per month. Only following an event of default under the 1800 Note, the principal amount then outstanding under the 1800 Note (plus, at 1800’s option accrued interest thereon, including default interest if applicable) is convertible into shares of Common Stock at a price equal to sixty (60%) multiplied by the lowest trading price for the Common Stock during the twenty (20) trading days prior to the date of conversion. On August 3, 2023, we settled this note together with the June 13, 2023 note, disclosed below for gross proceeds of $160,000, as agreed to with the lender.

(c) On June 13, 2023, we entered into a Securities Purchase Agreement with 1800 pursuant to which we issued a promissory note (the “Second 1800 Note”) to 1800 in the aggregate principal amount of $62,700 (including $12,700 of original issue discount) for gross proceeds to us of $50,000. The Second 1800 Note carries a one-time interest charge equal to thirteen percent (13%) of the principal amount of the 1800 Note. The 1800 Note is unsecured, has a maturity date of March 13, 2024, carries a default interest rate of twenty-two percent (22%) per annum and contains customary events of default. We are required to begin mandatory monthly repayments of the Second 1800 Note beginning July 14, 2023 in the amount of $7,868.34 per month. Only following an event of default under the second 1800 Note, the principal amount then outstanding under the Second 1800 Note (plus, at 1800’s option accrued interest thereon, including default interest if applicable) is convertible into shares of Common Stock at a price equal to sixty (60%) multiplied by the lowest trading price for the Common Stock during the twenty (20) trading days prior to the date of conversion. On August 3, 2023, we settled this note together with the May 10, 2023 note, disclosed above for gross proceeds of $160,000, as agreed to with the lender.

(d) On June 20,2023, we entered into a Securities Purchase Agreement with Quick Capital LLC (“Quick Capital”) pursuant to which we issued a promissory note (the “QC Note”) to Quick Capital in the aggregate principal amount of $62,857 (including $12,857 of original issue discount and fees) for gross proceeds to us of $50,000. The QC Note carries a one-time interest charge equal to eight percent per annum (8%) of the principal amount of the QC Note. The QC Note is unsecured, has a maturity date of December 20, 2023, carries a default interest rate of twenty-two percent (22%) per annum and contains customary events of default. The QC Note is convertible into shares of common stock at an initial conversion price of $0.0115 per share, in addition, the Company issued a warrant exercisable for 5,465,826 shares of common stock at an initial exercise price of $0.0115 per share.

(e) Between July 18, 2023 and August 4, 2023, we entered into Securities Purchase Agreements with 8 accredited investors, pursuant to which we received an aggregate of $576,666 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 50,144,870 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1*	Form of Convertible Promissory Note issued by the Company in connection with 2023 Note Financings
10.1*	Form of Securities Purchase Agreement entered into by the Company with the investors in the 2023 Note Financings
10.2*	Form of Warrant issued by the Company in connection with 2023 Note Financings
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: August 14, 2023	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)