Form 10-Q
period 2023-09-30
Innovative Payment Solutions, Inc.
filed 2023-11-13
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act: n/a.

As of November 13, 2023, there were 13,319,889 shares of the Company’s common stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch and generate revenue from our IPSIPay Express joint venture or other digital payment solutions we may seek to develop or commercialize in the future;

●	acceptance by the marketplace of our products and services, notably IPSIPay Express;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions such as IPSIPay Express and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

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

The forward-looking statements made in this report relate only to events or information as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$19,395	$373,822
Other current assets	49,414	97,042
Assets held for sale	-	807,263
Total Current Assets	68,809	1,278,127

Non-current assets
Plant and equipment	7,569	40,362
Intangible assets	-	1,401,491
Security deposit	15,000	32,592
Equity method investment	704,330	-
Total Non-Current Assets	726,899	1,474,445
Total Assets	$795,708	$2,752,572

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$1,596,407	$727,922
Liabilities held for sale	-	33,810
Related party payables	50,000	-
Federal relief loans – current portion	3,295	-
Notes payable	1,037,371	964,268
Convertible debt, net of unamortized discount of $744,914 and $0, respectively	3,455,937	2,266,602
Derivative liability	1,341,932	2,550,642
Total Current Liabilities	7,484,942	6,543,244

Non-Current Liabilities
Federal relief loans	158,273	163,978
Total Non-Current Liabilities	158,273	163,978

Total Liabilities	7,643,215	6,707,222

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 13,030,034 and 12,563,426 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.*	1,303	1,256
Additional paid-in-capital*	50,013,798	48,442,355
Accumulated deficit	(56,862,608)	(52,399,858)
Total equity (deficit) attributable to Innovative Payment Solutions, Inc. Stockholders	(6,847,507)	(3,956,247)
Non-controlling interest	-	1,597
Total Equity (Deficit)	(6,847,507)	(3,954,650)
Total Liabilities and Equity (Deficit)	$795,708	$2,752,572

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Net Revenue	$(28)	$-	$410	$-

Cost of Goods Sold	387	-	2,756	-

Gross loss	(415)	-	(2,346)	-

General and administrative	745,688	2,705,833	2,753,266	4,326,413
Depreciation and amortization	100,387	20,500	380,092	29,493
Total Expense	846,075	2,726,333	3,133,358	4,355,906

Loss from Operations	(846,490)	(2,726,333)	(3,135,704)	(4,355,906)

Loss on debt conversion	(58,769)	-	(77,247)	-
Penalty on convertible notes	(9,306)	(602,100)	(9,306)	(1,321,658)
Loss on novation	(1,066,165)	-	(1,066,165)	-
Fair value of warrants issued	(14,176)	-	(14,176)	-
Interest expense	(110,328)	(51,340)	(290,628)	(142,302)
Amortization of debt discount	(303,042)	-	(414,696)	(263,200)
Derivative liability movements	1,795,642	84,895	1,483,710	(65,046)
Loss before Income Taxes	(612,634)	(3,294,878)	(3,524,212)	(6,148,112)

Income Taxes	-	-	-	-
Net Loss after income taxes	(612,634)	(3,294,878)	(3,524,212)	(6,148,112)

Net loss from equity method investments	(402,509)	-	(403,890)	-
Net loss from continuing operations	(1,015,143)	(3,294,878)	(3,928,102)	(6,148,112)

Discontinued operations
Operating loss from discontinued operations	-	(15,618)	(40,821)	(59,962)
Loss on disposal of subsidiary and investment	-	-	(495,424)	-
	-	(15,618)	(536,245)	(59,962)
Net loss	(1,015,143)	(3,310,496)	(4,464,347)	(6,208,074)
Net loss attributable to non-controlling interest	-	7,652	1,597	29,381
Net loss attributable to Innovative Payment Solutions, Inc., stockholders	$(1,015,143)	$(3,302,844)	$(4,462,750)	$(6,178,693)

Basic and diluted loss per share*
Continuing operations*	$(0.08)	$(0.26)	$(0.31)	$(0.50)
Discontinued operations*	0.00	0.00	(0.04)	0.00
	$(0.08)	$(0.26)	$(0.35)	$(0.50)
Weighted Average Number of Shares Outstanding – Basic and diluted*	12,789,493	12,531,868	12,650,758	12,353,866

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	-	$-	12,563,426	$1,256	$48,442,355	$(52,399,858)	$1,597	$(3,954,650)
Fair value of warrants issued to convertible debt holders	-	-	-	-	251,856	-	-	251,856
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(273,390)	(1,597)	(274,987)
Balance at March 31, 2023	-	$-	12,563,426	$1,256	$48,824,882	$(52,673,248)	$-	$(3,847,110)
Conversion of convertible debt	-	-	72,464	7	43,471	-	-	43,478
Fair value of warrants issued to convertible debt holders	-	-	-	-	130,025	-	-	130,025
Fair value of warrants issued for equity method investments	-	-	-	-	108,220	-	-	108,220
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-				(3,174,217)	-	(3,174,217)
Balance as of June 30, 2023	-	$-	12,635,890	$1,263	$49,237,269	$(55,847,465)	$-	$(6,608,933)
Conversion of convertible debt	-	-	391,306	40	193,729	-	-	193,769
Additional shares issued on reverse stock split	-	-	2,838	-	-	-	-	-
Fair value of warrants issued for services	-	-	-	-	14,176	-	-	14,176
Fair value of warrants issued to convertible debt holders	-	-	-	-	437,953	-	-	437,953
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(1,015,143)	-	(1,015,143)
Balance at September 30, 2023			13,030,034	1,303	50,013,798	(56,862,608)	-	(6,847,507)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	-	-	12,263,426	$1,226	$45,806,576	$(42,111,701)	$35,211	$3,731,312
Stock based option expense	-	-	-	-	94,466	-	-	94,466
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,801,494)	(8,752)	(1,810,246)
Balance at March 31, 2022	-	$-	12,263,426	$1,226	$45,963,808	$(43,913,195)	$26,459	$2,078,298
Contribution by minority shareholders	-	-	-	-	-	-	9,653	9,653
Stock based option expense	-	-	-	-	94,462	-	-	94,462
Restricted stock awards	-	-	-	-	62,766	-	-	62,766
Net loss	-	-	-	-	-	(1,074,355)	(12,977)	(1,087,332)
Balance at June 30, 2022	-	-	12,263,426	1,226	46,121,036	(44,987,550)	23,135	1,157,847
Fair value of warrants issued	-	-	-	-	322,918	-	-	322,918
Shares issued for services	-	-	233,333	23	332,977	-	-	333,000
Restricted stock awards	-	-	66,667	7	109,993	-	-	110,000
Stock based option expense	-	-	-	-	1,013,056	-	-	1,013,056
Net loss	-	-	-	-	-	(3,302,844)	(7,652)	(3,310,496)
Balance at September 30, 2022	-	$-	12,563,426	$1,256	$47,899,980	$(48,290,394)	$15,483	$373,675

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,464,347)	$(6,208,074)
Net loss from discontinued operations	536,245	59,962
Net loss from continuing operations	(3,928,102)	(6,148,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(1,483,710)	65,046
Depreciation	380,092	29,493
Amortization of debt discount	414,696	263,200
Loss on novation	1,066,165	-
Loss on conversion of debt to equity	77,247	-
Penalty on convertible debt	9,306	1,321,658
Unrealized loss on equity method investments	403,890	-
Shares issued for services	-	333,000
Stock based compensation	283,392	1,437,516
Fair value of warrants issued	122,797	322,918
Changes in Assets and Liabilities
Other current assets	47,628	(48,846)
Accounts payable and accrued expenses	1,150,919	126,111
Related party payables	50,000	-
Interest accruals	281,383	54,042
Cash used in operating activities – continuing operations	(1,124,297)	(2,243,974)
Cash provided by (used in) operating activities – discontinued operations	35,286	(76,452)
CASH USED IN OPERATING ACTIVITIES	(1,089,011)	(2,320,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(44,405)	(544,320)
Investment in deposits	-	(12,792)
Deposit refunded	4,800	-
Plant and equipment purchased	-	(40,500)
Investment in equity method investment	(1,000,000)	-
Net cash used in investing activities – continuing operations	(1,039,605)	(597,612)
Net cash used in investing activities – discontinued operations	(36,230)	(41,320)
CASH USED IN INVESTING ACTIVITIES	(1,075,835)	(638,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	2,001,666	-
Repayment of convertible notes	(189,326)	(1,147,063)
Repayment of federal relief loans	(2,864)	-
Net cash provided by (used in) financing activities – continuing operations	1,809,476	(1,147,063)
Net cash provided by financing activities – discontinued operations	-	9,653
NET CASH PROVIDED BY (SUED IN) FINANCING ACTIVITIES	1,809,476	(1,137,410)

NET DECREASE IN CASH	(355,370)	(4,096,768)
Cash and cash included in assets held for sale at the beginning of the period	374,765	5,449,751
CASH AT END OF PERIOD	$19,395	$1,352,983
RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$373,822	$5,367,551
Cash included in assets held for sale	943	82,200
CASH AT THE BEGINNING OF THE PERIOD	$374,765	$5,449,751
RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$19,395	$1,348,702
Cash included in assets held for sale	-	4,281
CASH AT THE END OF THE PERIOD	$19,395	$1,352,983
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$9,245	$88,260
NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$819,834	$-
Conversion of convertible debt to equity	$160,000	$-
Fair value of warrants issued for equity method investments	$108,220	$-

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

The Company is currently a fintech provider of digital payment solutions presently focused on, through its participation in IPSIPay Express (as defined below), developing a new account-to-account payment application called Instant Settlement in RealTime as well as traditional credit card processing services. The Company has in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

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

Pursuant to the Operating Agreement, the Company agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company is required to make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board of Managers of IPSIPay Express. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and Open Path and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third (1/3) of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or will be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche was paid in September 2023 and (iv) the third $500,000 Tranche is expected to be paid on or before November 30, 2023 (which may be subject to extension). Simultaneously with the funding of the initial Tranche, the Company issued to each of Open Path and EfinityPay a five-year common stock purchase warrant (the “IPEX Warrant”) to purchase 133,334 shares of Common Stock with an exercise price of $0.45 per share. The Company is still obligated to issue to each of open Path and EfinityPay an additional IPEX Warrant to purchase 199,999 shares of common stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the initial Tranche. The shares of Common Stock underlying the IPEX Warrant issued in connection with the funding of the initial Tranche will be pro-rated based on the amount of the initial Tranche. Simultaneously with the funding of the second and third Tranche, the Company will issue to each of Open Path and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second and third Tranches. If the full IPSI Capital Contribution is funded, Open Path and EfinityPay will receive IPEX Warrants to purchase an aggregate of 1,333,334 shares of Common Stock.

Frictionless Financial Technologies

On June 21, 2021. the Company acquired a 10% strategic interest in Frictionless Financial Technologies, Inc. (“Frictionless”). Frictionless agreed to deliver to the Company, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform (which was subsequently branded as IPSIPay) that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate the Company’s anticipated product offerings. The Company had an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech, Inc. (“Beyond Fintech”), in which it owns a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to a product known as Beyond Wallet, to further its objective of providing virtual payment services allowing U.S. persons to transfer funds to Mexico and other countries.

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company; (ii) the warrant to purchase 30,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless, were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was a credit against potential future services to be provided by Frictionless to the Company in an amount up to $250,000. As a result of the novation agreement with Frictionless discussed below (see note 5), the Company no longer utilizes, and does not expect to utilize, the services of Frictionless for the foreseeable future. The collectability of the remaining credit receivable of $231,431 has been impaired.

On September 5, 2023, the Company’s entered into a novation agreement whereby it assigned all its rights and interest in its e-wallet product, IPSIPay, and its receivables and payables due from and to Frictionless, related to IPSIPay, to a third party in order to concentrate all of its efforts on the IPSIPay Express joint venture. See note 5 for further information.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2023 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2022, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements as of September 30, 2023, include the financial statements of the Company and its subsidiary in which it has a majority voting interest, until May 12, 2023, the date of disposal of its Beyond Fintech subsidiary. Pursuant to the May 2023 Frictionless Agreement, the Company disposed of its 51% interest in Beyond Fintech. Therefore as of May 12, 2023 the Company has no subsidiaries. See note 4 for further information.

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

The Company’s operations are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. These risks include, without limitation, risks associated with (i) launching and scaling the IPSIPay Express products and the use by customers of such products, (ii) developing and implementing successful marketing campaigns and other strategic initiatives; (iii) competition, (iv) compliance with applicable laws, rules and regulations (including those related to fund remittance); (v) the Company’s outstanding indebtedness, including the Company’s ability to repay or extend the maturity of such indebtedness (see notes 11 and 12); (vi) inflation and other economic factors and (vii) the Company’s ability to obtain necessary financing. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended September 30, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

h)	Reporting by Segment

No segmental information is required as the Company only has one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2023 and December 31, 2022, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2023 and December 31, 2022, the balance exceed the federally insured limit by $0 and $120,580, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2023 and December 31, 2022.

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

The Company had minimal revenues of $(28) and $0 for the three months ended September 30, 2023 and 2022, respectively and $410 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

Prior to the Company’s reverse merger which took place on May 12, 2016, all share-based payments were based on management’s estimate of market value of the Company’s equity. The factors considered in determining management’s estimate of market value includes, assumptions of future revenues, expected cash flows, market acceptability of our technology and the current market conditions. These assumptions are complex and highly subjective, compounded by the business being in its early stage of development in a new market with limited data available.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2023 and December 31, 2022, there have been no interest or penalties incurred on income taxes.

r)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

3	LIQUIDITY MATTERS AND GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company had a net loss of $4,464,347 and $10,331,424, respectively. In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the three and nine months ended September 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, as well as potentially launching and deriving cash from IPEX during 2023 and into 2024. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis (including as required to meet its funding obligations to IPSIPay Express), the Company will be required to delay, reduce the scope of or terminate the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain cash flow positive and profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The assets and liabilities disposed of as of May 12, 2023 were as follows:

Amount
Assets

Current Assets
Cash	$339

Non-current assets
Intangible assets	327,211
Security deposit	15,000
Investment	500,000
842,211
Total assets	842,550

Liabilities

Current Liabilities
Accounts payable	97,126

Net assets sold	745,424
Proceeds due on disposal	(250,000)
Net loss on disposal	$495,424

5	NOVATION OF CERTAIN ASSETS AND LIABILITES

On September 5, 2023, the Company entered into a novation agreement with a third party whereby the third party assumed all of the Company’s debts, clients, and services and assumes all the rights and responsibilities of the Company under the SAAS Cloud Hosted Services Enablement Master Services Agreement, dated September 9, 2021 (the “SAAS Agreement”), including the information technology, supplier access, billing and rating technology, mobile wallet, debit card enablement, back-office support services, customer service, and consulting services related to the Company’s IPSIPay mobile application.

Pursuant to the novation agreement, Frictionless released the Company from all its obligations, debts, and liabilities under the SAAS Agreement as of September 5, 2023 and consented to the third party assuming these obligations. Each party agreed to indemnify the other party harmless for any damages, claims or expenses incurred by the other party.

The novation agreement also provided the third party a 30-day transition period in which the Company assisted the third party in transferring all the assets and obligations, including existing customers and wallets to the third party, thereafter the third party will no longer be permitted to operate the IPSIPay app under the brand name “IPSIPay”.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5	NOVATION OF CERTAIN ASSETS AND LIABILITES (continued)

The assets and liabilities novated under the agreement as of September 5, 2023, were as follows:

Amount
Assets

Current Assets
Receivable on sale of subsidiary	$231,431

Non-current assets
Intangible assets	1,098,598
Total assets	1,330,029

Current Liabilities
Accounts payable	263,864

Net loss on novation	$1,066,165

6	DISCONTINUED OPERATIONS

Effective May 12, 2023, the Company disposed of its investment in Beyond Fintech pursuant to the May 2023 Frictionless Agreement, as disclosed in note 4 above.

The following assets and liabilities are reported as discontinued operations:

December 31,
2022
Current assets
Cash	$943
Non-current assets
Intangibles, net	291,320
Investment	500,000
Security deposit	15,000
Assets held for sale	$807,263

Current liabilities
Accounts payable	$33,810
Liabilities held for sale	$33,810

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6	DISCONTINUED OPERATIONS (continued)

The statement of operations from discontinued operations is as follows:

	Three months ended	Three months ended	Six months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	-	15,618	40,821	59,962
Depreciation and amortization	-	-	-	-
Total Expense	-	15,618	40,821	59,962

Loss from operations before income taxes	-	(15,618)	(40,821)	(59,962)

Income Taxes	-	-	-	-
Loss from discontinued operations, net of taxation	$-	$(15,618)	$(40,821)	$(59,962)

7	INTANGIBLES

On August 26, 2021, the Company formed Beyond Fintech to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owned 51% of Beyond Fintech with the other 49% owned by Frictionless. During the year ended December 31, 2022 and the nine months ended September 30, 2023, an additional $41,320  and $35,891, respectively, was spent on the software to further enhance the Beyond Wallet product offering.  On May 12, 2023, Beyond Fintech was sold to Frictionless (see note 4 above).

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, and during the year ended December 31, 2022 and the nine months ended September 30, 2023, an additional $1,127,400 and $44,405, respectively, was incurred by the Company to facilitate the functioning of the IPSIPay software in the cloud environment. On September 5, 2023, the Company novated all its rights and obligations to its IPSIPay wallet to a third party (see note 5 above).

	September 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net Book Value	Net book value
Purchased Technology - IPSIPay	$-	$-	$-	$1,401,491

Amortization expense was $93,095 and $12,629 for the three months ended September 30, 2023 and 2022, respectively, and $347,298 and $12,629 for the nine months ended September 30, 2023 and 2022, respectively.

8	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EFinityPay (see note 1(b) above). As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of September 30, 2023, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, The movement in equity method investments related to IPSIPay Express for the period ended September 30, 2023 is as follow:

September 30, 2023
Cash contribution to IPSIPay Express	$1,000,000
Fair value of warrants issued to third party joint venture partners	108,220
1,108,220
Equity loss from joint venture	(403,890)
$704,330

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9	INVESTMENTS

Investment in Frictionless Financial Technologies Inc.

On May 12, 2023, the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless). refer Note 4 above.

10	LEASES

On March 22, 2021, the Company entered into a real property lease for an office located at 56B 5th Street, Lot 1, #AT, Carmel By The Sea, California. The lease commenced on April 1, 2021 and is for a twelve month period, terminating on April 1, 2022. Following the expiry of the lease term, the landlord has agreed to continue the lease on a month-to-month basis at $4,800 per month. On January 1, 2023, the Company entered into a new month-to-month lease, with a 90 day termination clause, for a monthly rental of $5,088. The lease was terminated effective August 31, 2023.

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating lease expense	$40,704	$43,200

Other lease information:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(40,704)	$(43,200)

Remaining lease term – operating lease	Monthly	Monthly

11	FEDERAL RELIEF LOANS

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

The Company has repaid an aggregate principal amount of $2,864 and interest of $3,715 as of September 30, 2023. The loan balance outstanding as of September 30, 2023, consists of principal of $147,136 and accrued interest thereon of $14,432, of which $3,295 is disclosed as current.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	NOTES PAYABLE

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

In connection with the December 30, 2022 Note Amendment Transaction, described in more detail in Note 13 below, the Original Cavalry/Mercer Warrants were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Cavalry/Mercer Warrants for all purposes. The Company accounted for the aggregate value of the notes issued of $964,000, less the fair value of the Original Cavalry/Mercer Warrants exchanged for these notes of $43,608, totaling $920,392 as a component of the loss on convertible debt.

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

Notes payable to Cavalry and Mercer at September 30, 2023 consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	September 30, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10%	December 30, 2023	482,000	36,685	518,685	482,134
Mercer Street Global Opportunity Fund, LLC	10%	December 30, 2023	482,000	36,686	518,686	482,134
Total convertible notes payable			$964,000	$73,371	$1,037,371	$964,268

Interest expense totaled $24,635 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $73,371 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	CONVERTIBLE NOTES PAYABLE

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

The amendments to the Cavalry/Mercer Notes were evaluated in terms of ASC 470, Debt, to determine if the amendments to the Cavalry/Mercer Notes were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the Cavalry/Mercer Notes from $0.15 to $0.0115 per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the Cavalry and Mercer valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants held by Cavalry and Mercer to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $(43,608) and the value of the notes of $964,000 (see note 11 above) and the value of full rachet provisions of certain of the warrants issued to the Cavalry and Mercer amounting to $841,003 (see note 14 below), the amendment of the Cavalry/Mercer Notes was determined to be a debt extinguishment.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10.00%	December 30, 2023	1,091,754	64,339	-	1,156,093	1,133,301

Mercer Street Global Opportunity Fund, LLC	10.00%	December 30, 2023	991,754	122,665	-	1,114,419	1,133,301

Quick Capital, LLC	8.00%	December 20, 2023	62,857	1,405	(27,393)	36,869	-

Red Road Holdings Corporation	17.13%	June 15, 2024	146,900	1,241	(137,354)	10,787	-

2023 convertible notes	8.00 to 12.00%	December 31, 2023 to September 14, 2024	1,676,666	41,270	(580,167)	1,137,769	-

Total convertible notes payable			$3,969,931	$230,920	$(744,914)	$3,455,937	$2,266,602

*	These notes were repaid on August 3, 2023. See note 18.

Interest expense totaled $83,829 and $49,912 for the three months ended September 30, 2023 and 2022, respectively, and $212,886 and $138,085 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of debt discount totaled $303,042 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $414,696 and $263,200 for the nine months ended September 30, 2023 and 2022, respectively.

The Cavalry, Mercer and Red Road Holdings convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the Common Stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

Cavalry Fund LLP

On February 16, 2021, the Company closed a transaction with Cavalry pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note was convertible into shares of Common Stock at an initial conversion price of $0.23 per share, in addition, the Company issued a warrant exercisable for 82,899 shares of Common Stock at an initial exercise price of $7.20 per share.

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022 and again to December 30, 2023. In consideration for the November 16, 2022 extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry by twenty percent (20%) and (ii) issue a new five-year warrant to purchase an additional 100,000 shares of Common Stock at an exercise price of $4.50 per share. In consideration of the December 30, 2022 extension, the Company agreed to the following terms; (i) the conversion price of the Note was reduced from $4.50 to $0.345 per share; (ii) Cavalry agreed (a) not to convert all or any portion of the Notes until after March 30, 2023 and (b) waive any events of default under the Note and the SPA; (iii) the Company agreed to and registered the shares of Common Stock underlying the Note and the shares underlying all warrants held by Cavalry for resale with the Securities and Exchange Commission and filed the registration statement to satisfy the Company’s registration obligation.

On August 24, 2023, Cavalry converted $60,000 of interest into 173,914 shares of Common Stock at a conversion price of $0.345 per share realizing a loss on conversion of $28,696.

The balance of the Cavalry Note plus accrued interest at September 30, 2023 was $1,156,093.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	CONVERTIBLE NOTES PAYABLE (continued)

Mercer Street Global Opportunity Fund, LLC

On February 16, 2021, the Company closed a transaction with Mercer, pursuant to which the Company received net proceeds of $500,500, after an original issue discount of $71,500 in exchange for the issuance of a $572,000 Senior Secured Convertible Note, bearing interest at 10% per annum and maturing on February 16, 2022. The Note is convertible into shares of Common Stock at an initial conversion price of $6.90 per share, in addition, the Company issued a warrant exercisable for 82,899 shares of Common Stock at an initial exercise price of $7.20 per share.

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022 and again to December 30, 2023. In consideration for the November 16, 2022 extension, the Company agreed to (i) increase the principal amount outstanding and due to Mercer by twenty percent (20%) and (ii) issue a new five-year warrant to purchase an additional 100,000 shares of Common Stock at an exercise price of $4.50 per share. In consideration of the December 30, 2022 extension, the Company agreed to the following terms; (i) the conversion price of the Note was reduced from $4.50 to $0.345 per share; (ii) Mercer agreed (a) not to convert all or any portion of the Notes until after March 30, 2023 and (b) waive any events of default under the Note and the SPA; (iii) the Company agreed to and registered the shares of Common Stock underlying the Note and the shares underlying all warrants held by Mercer for resale with the Securities and Exchange Commission and filed the registration statement to satisfy the Company’s registration obligation.

On May 19, 2023, August 16, 2023 and August 30, 2023, Mercer converted an aggregate of $100,000 into 289,856 shares of common stock at a conversion price of $0.345 per share, realizing a loss on conversion of $48,551.

The balance of the Mercer Note plus accrued interest at September 30, 2023 was $1,114,419.

Quick Capital, LLC

On June 20, 2023, the Company closed a transaction with Quick Capital, LLC pursuant to which the Company received net proceeds of $50,000, after an original issue discount and fees of $12,857 in exchange for the issuance of a $62,857 Convertible Note, bearing interest at 8% per annum, which interest is earned on issuance of the note, and maturing on December 20, 2023. The Note is convertible into shares of Common Stock at an initial conversion price of $0.345 per share, in addition, the Company issued a warrant exercisable for 182,194 shares of Common Stock at an initial exercise price of $0.345 per share.

The balance of the Quick Capital Note plus accrued interest at September 30, 2023 was $36,870, net of unamortized debt discount of $27,393.

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

On August 3, 2023, the Company settled in full, the outstanding convertible notes owing to 1800 Diagonal, for $194,386, including the principal amount of $180,020, early settlement penalty of $9,306 and interest thereon of $5,060.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	CONVERTIBLE NOTES PAYABLE (continued)

Red Road Holdings Corporation

On September 9, 2023, the Company closed a transaction with Red Road Holdings Corporation (“RRH”) pursuant to which the Company received net proceeds of $125,000, after an original issue discount and fees of $21,900 in exchange for the issuance of a $146,900 Convertible Note, bearing interest at 13%, which interest is earned on issuance of the note, an effective interest rate of 17.13%, and maturing on June 15, 2024. The RRH Note is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The balance of the RRH Note plus accrued interest at September 30, 2023 was $10,787, net of unamortized debt discount of $137,354.

2023 Convertible Notes

Between February 13, 2023 and September 14, 2023, the Company entered into Securities Purchase Agreements with 24 accredited investors, pursuant to which the Company received an aggregate of $1,676,666 in gross proceeds in a private placement through the issuance of:

●	Convertible Promissory Notes (the “2023 Notes” and each a “2023 Note”); and

●	five-year warrants (the “2023 Warrants”) to purchase an aggregate 4,682,093 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The 2023 Notes mature between 3.5 months and 12 months, bear interest at rates between 8% and 12% per annum, and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the 2023 Warrants for public resale.

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

The balance of the 2023 Notes plus accrued interest at September 30, 2023 was $1,137,769, net of unamortized debt discount of $580,167.

14	DERIVATIVE LIABILITY

The convertible notes and warrants issued by the Company to Cavalry, Mercer and RRH as described herein have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

On December 30, 2022, the Company entered into the December 2022 Note Amendment transaction (“the Note Amendment”) as fully described under note 12 above. Included in the derivative liability is: (i) the Original Warrants which were exchanged for non-convertible promissory notes, (ii) the Cavalry and Mercer convertible notes which were subject to the Note Amendment and (ii) the Cavalry and Mercer Extension Warrants as well as certain other warrants due to Cavalry and Mercer and certain other warrant holders. The Note Amendment triggered a repricing of certain of these warrants.

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

On May 10, 2023 and June 13, 2023, the Company entered into convertible note agreements with 1800 Diagonal which have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $360,491 but limited to the cash value of the convertible notes of $150,000, using a Black-Scholes valuation model. These convertible notes were subsequently settled on August 3, 2023, resulting in the elimination of the derivative liability related to these notes.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	DERIVATIVE LIABILITY (continued)

On September 12, 2023, the Company entered into a convertible note agreement with RRH which has variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $243,923 but limited to the cash value of the convertible notes of $125,000, using a Black-Scholes valuation model.

The net movement on the derivative liability for the three months ended September 30, 2023 was a net mark-to-market credit of $1,795,642 and for the nine months ended September 30, 2023 was a net market credit of $1,483,710, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2023	Year ended December 31, 2022
Conversion price	$0.114 to $0.345	$0.345 to $4.50
Risk free interest rate	3.60 to 5.55%	0.79 to 4.73%
Expected life of derivative liability	3.5 to 47 months	1.5 to 59 months
Expected volatility of underlying stock	158.72 to 217.01%	120.49 to 258.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	September 30, 2023	December 31, 2022
Opening balance	$2,550,642	$407,161
Derivative financial liability arising from convertible note and warrants	275,000	238,182
Derivative financial liability arising on note amendment included in loss on convertible notes	-	2,317,051
Fair value adjustment to derivative liability	(1,483,710)	(411,752)
	$1,341,932	$2,550,642

15	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000  shares with a par value of $0.0001 each. The Company had 13,030,034 and 12,563,426 shares of Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

On May 19, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 72,464 shares of Common Stock for the conversion of $25,000 of convertible debt, refer Note 13 above.

On August 16, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 72,464 shares of Common Stock for the conversion of $25,000 of convertible debt, refer Note 13 above.

On August 24, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 173,914 shares of Common Stock for the conversion of $60,000 of interest on convertible debt, refer Note 13 above.

On August 30, 2023, the Company effectuated a 1 for 30 reverse stock split, resulting in the issuance of an additional 2,838 shares to existing stockholders due to rounding of existing shareholdings. All share amounts disclosed in the unaudited condensed consolidated financial statements have been adjusted to reflect the Company’s 1 for 30 reverse stock split effectuated on August 30, 2023.

On August 31, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 144,928 shares of Common Stock for the conversion of $50,000 of convertible debt, refer note 13 above.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2022 to September 30, 2023 is as follows:

	Total restricted shares*	Weighted average fair market value per share*	Total unvested restricted shares*	Weighted average fair market value per share*	Total vested restricted shares*	Weighted average fair market value per share*
Outstanding January 1, 2022	716,500	$1.47	341,583	$1.47	374,917	$1.47
Granted and issued	66,667	1.65	-	-	66,667	1.65
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,791)	(1.47)	170,791	1.47
Outstanding December 31, 2022	783,167	$1.50	170,792	$1.47	612,375	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,792)	(1.47)	170,792	1.47
Outstanding September 30, 2023	783,167	$1.50	-	$-	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The restricted stock granted, issued and exercisable at September 30, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted*	Weighted Average Fair Value per Share*
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The Company has recorded an expense of $0 and $172,766 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $298,298 for the nine months ended September 30, 2023 and 2022, respectively.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of September 30, 2023 and December 31, 2022.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

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

As compensation for the services provided under the Endorsement Agreement, Lopez or their designees are entitled to the following payments: (i) a cash endorsement fee of Three Hundred Thousand U.S. Dollars ($300,000 USD), payable as follows: (i) One Hundred Twenty-Five Thousand Dollars ($125,000) upon execution of the Endorsement Agreement, (ii) One Hundred Twenty-Five Thousand Dollars ($125,000) quarterly during the Term, beginning on the 90th day following the Effective Date, and (iii) Fifty Thousand Dollars ($50,000) on or prior to the first anniversary of the Effective Date and (ii) warrants exercisable for an aggregate of Five hundred thousand (500,000) shares of the Common Stock at an exercise price of $1.035 per share. The Warrants shall have a three-year term commencing from the Effective Date. The right to exercise the Warrants shall be subject to vesting during the Term but shall vest in full upon the consummation of a fundamental transaction involving the Company or upon certain termination events provided for in the Endorsement Agreement. The Exercise Price may be payable via “cashless exercise”, unless the underlying Shares are registered under an effective registration statement under the Securities Act of 1933, as amended. The Shares are subject to certain “piggyback” registration rights.

On August 30, 2022, the Company extended the maturity date of the Cavalry/Mercer Notes and agreed to grant each note holder a warrant exercisable for 100,000 shares of Common Stock at an exercise price of $4.50 per share with an expiration date of August 30, 2027.

On December 30, 2022, the Company issued to Frictionless a 5 year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.345 per share. The fair value of these warrants was $348,938 determined by using a Black-Scholes valuation model, which fair value was capitalized to purchased technology on the date of grant. On May 12, 2023, the Company entered into an agreement to cancel this warrant (see note 1(b)).

On December 30, 2022, the Company entered into the December 2022 Note Amendment Transaction, as fully described in note 11 above. In terms of the Note Amendment Transaction the following occurred:

●	The warrants issued to Cavalry and Mercer exercisable for 165,798 shares of Common Stock (82,899 for each of Cavalry and Mercer), were exchanged for two promissory notes of $482,000 each, as disclosed in note 11 above;

●	The warrants issued to Cavalry and Mercer on August 30, 2022, were subject to repricing and a full rachet increase in the number of warrants issued, resulting in an increase in the number of warrants by 2,408,696 (1,204,348 to each Cavalry and Mercer) and a reset of the exercise price to $0.345 per share. The additional warrants were valued at $841,003 using a Black-Scholes valuation model and was expensed in the statement of operations as a component of the loss on convertible debt.

●	An additional 457,895 warrants previously issued to Mercer, Iroquois Master Fund and Bellridge Capital LP were subject to repricing of the exercise price from a range of $1.50 to $4.50 per share to $0.345 per share. The change in the fair value of these warrants of $20,079, using a Black-Scholes valuation model was recorded as a component of the loss on convertible debt.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

Between February 13, 2023 and September 14, 2023, the Company entered into Securities Purchase Agreements with 124 accredited investors, as disclosed in note 13 above. In terms of these Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate 4,682,093 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes or the 2023 Warrants for public resale.

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

In connection with the formation of IPSIPay Express, the Company issued to each of the other venture partners, Open Path and EfinityPay, IPEX Warrants to purchase an aggregate of 133,334 shares of Common Stock with an exercise of $0.45 per share. The Company is obligated to issue each of open Path and EfinityPay additional IPEX Warrants to purchase 199,999 shares of Common Stock at a price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the remaining initial Tranche. Simultaneously with the funding of the second Tranche in September 2023, the Company became obligated to issue to each of Open Path and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second Tranche. Simultaneously with the funding of the third Tranche, the Company will issue to each of open Path and EfinityPay an additional IPEX warrant to purchase 166,667 shares of common stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the third Tranche. If the full IPSI Capital Contribution is funded, Open Path and EfinityPay will receive IPEX Warrants to purchase an aggregate of 1,333,334 shares of Common Stock. See note 1(b) above.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2023
Exercise price	$0.345
Risk free interest rate	3.77 to 4.42%
Expected life	5 years
Expected volatility of underlying stock	187.40 to 190.77%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2022 to September 30, 2023 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2022	1,243,475	$1.50 – 5.625	$3.60
Granted	1,700,000	0.345 – 1.035	0.5478
Increase in warrants due to debt amendment full rachet trigger	2,408,696	0.345	0.345
Cancelled on debt amendment	(165,797)	4.50	4.50
Exercised	-	-	-
Outstanding December 31, 2022	5,186,374	$0.345 – 5.625	$0.9000
Granted	4,982,096	0.345 – 4.50	0.3605
Forfeited	(33,333)	1.50	1.5000
Cancelled on disposal of investment in Frictionless and Beyond Fintech	(1,000,000)	0.345	0.3450
Exercised	-	-	-
Outstanding September 30, 2023	9,135,137	$0.345 – 5.625	$0.6667

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at September 30, 2023 are as follows:

	Warrants Outstanding*			Warrants Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$0.345	7,748,686	4.29		7,748,686		4.29
$0.450	266,668	4.73		266,668		4,73
$1.035	500,000	1.77		406,250		1.77
$1.500	33,334	4.87		33,334		4.87
$4.50	505,560	2.46		505,560		2.46
$5.625	80,889	2.46		80,889		2.46
	9,135,137	3.97	$0.6667	9,041,387	$0.6629	4.07

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding have an intrinsic value of $0 and $0 as of September 30, 2023 and 2022, respectively.

e.	Stock options

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

The maximum number of securities available under the Plan is 26,667  shares of Common Stock. The maximum number of shares of Common Stock awarded to any individual during any fiscal year may not exceed 100,000 shares of Common Stock.

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

The maximum number of securities available under the 2021 Plan is 1,766,667 shares of Common Stock.

Under the 2021 Plan the Company may award the following: (i) non-qualified stock options; (ii)) incentive stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock unit; and (vi) other stock-based awards.

On July 11, 2022, the Board approved, granted and issued 500,000 ten-year incentive stock options, with immediate vesting, to the Company’s Chairman and Chief Executive Officer at an exercise price of $4.50 per share. This resulted in an immediate expense of $823,854 for the year ended December 31, 2022.

On September 13, 2022, the Company granted ten-year options exercisable for 6,667 shares of Common Stock, with immediate vesting, to each of its four non-executive directors, totaling options exercisable for 26,668 shares of Common Stock at an exercise price of $1.20 per share. This resulted in an immediate expense of $31,970 for the year ended December 31, 2022.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

A summary of option activity during the period January 1, 2022 to September 30, 2023 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2022	1,017,225	$4.50 to 12.00	$4.50
Granted	526,668	1.20 – 4.50	4.20
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	1,543,893	$1.20 to 12.00	$4.47
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2023	1,543,893	$1.20 to 12.00	$4.47

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The options outstanding and exercisable at September 30, 2023 are as follows:

	Options Outstanding*			Options Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$1.20	26,668	8.96		26,668		8.96
$4.50	1,506,946	8.22		1,354,169		8.48
$7.20	6,945	7.40		6,945		7.40
$12.00	3,334	5.25		3,334		5.25
	1,543,893	8.19	$4.47	1,391,116	$4.47	8.23

The options outstanding have an intrinsic value of $0 as of September 30, 2023 and 2022.

The option expense was $94,464 and $950,290 for the three months ended September 30, 2023 and 2022, respectively, and $283,392 and $1,139,220 for the nine months ended September 30, 2023 and 2022, respectively.

16	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three months and nine months ended September 30, 2023 and 2022 all warrants, options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three and nine months ended September 30, 2023 (Shares)	Three and nine months ended September 30, 2022 (Shares)
Convertible debt	13,046,469	491,290
Stock options	1,543,893	1,543,893
Warrants to purchase shares of Common Stock	9,135,137	1,943,472
	23,725,499	3,978,655

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On September 13, 2022, the Company granted Mr. Fuller ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share.

The option expense for Mr. Fuller was $0 and $7,993 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $7,993 for the nine months ended September 30, 2023 and 2022, respectively.

Mr. Fuller voluntarily resigned as a member of the Board of Directors effective as of our 2022 annual meeting of shareholders which occurred on November 3, 2022.

William Corbett

On July 11, 2022, the Company granted Mr. Corbett ten-year options exercisable for 500,000 shares of Common Stock at an exercise price of $4.50 per share.

On June 21, 2023, Mr. Corbett advanced the company $50,000 to cover certain working capital expenses, the advance is short term in nature, bears no interest and has no fixed repayment terms.

The option expense for Mr. Corbett was $66,587 and $890,441 for the three months ended September 30, 2023 and 2022, respectively and $199,760 and $1,023,614 for the nine months ended September 30, 2023 and 2022, respectively.

Clifford Henry

Mr. Henry has an oral consulting arrangement with the Company whereby he is paid $3,500 per month for financial and capital markets advice. This consulting agreement commenced in May, 2021 and was approved and ratified by the Board in March 2022. This consulting agreement and related payments were terminated in September 2022.

On September 13, 2022, the Company granted Mr. Henry, immediately vesting, ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Henry was $0 and $7,993 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $7,993 for the nine months ended September 30, 2023 and 2022, respectively.

Madisson Butler

On September 13, 2022, the Company granted Ms. Butler (formerly known as Madisson Corbett), immediately vesting, ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Ms. Butler was $0 and $7,993 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $7,993 for the nine months ended September 30, 2023 and 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17	RELATED PARTY TRANSACTIONS (continued)

David Rios

On September 13, 2022, the Company granted Mr. Rios, immediately vesting, ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Rios was $0 and $7,993 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $7,993 for the nine months ended September 30, 2023 and 2022.

Richard Rosenblum

On July 11, 2022, the Company granted Mr. Rosenblum 66,667 restricted shares of Common Stock valued at $110,000, all of which are vested.

The option expense for Mr. Rosenblum was $27,879 for each of the three months ended September 30, 2023 and 2022, and $83,636 for each of the nine months ended September 30, 2023 and 2022.

18	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under notes 12 and 13 above, which mature between December 30, 2023 and September 14, 2024. The Company may settle the notes payable, at its option by the issue of common shares and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

19	SUBSEQUENT EVENTS

On October 19, 2023, the Company closed a transaction with Red Road Holdings Corporation (“RRH”) pursuant to which the Company received net proceeds of $60,000, after an original issue discount and fees of $13,450 in exchange for the issuance of a $73,450 Convertible Note, bearing interest at 13%, or $9,548, which interest is earned on issuance of the note and maturing on July 30,2024. The RRH Note is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

On October 20, 2023, the Company entered into Securities Purchase Agreements with an accredited investor, pursuant to which the Company received an aggregate of $50,000 in gross proceeds in a private placement through the issuance of a Convertible Promissory Note and a five-year warrant to purchase an aggregate 144,928 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events. The convertible Promissory Note matures on October 20, 2024 and bears interest at 8% per annum, and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the 2023 Warrants for public resale.

On November 1, 2023, the Company received an extension of the payment date of the third Tranche due under the IPSIPay Express Operating Agreement from October 31, 2023 to November 30, 2023.

On November 8, 2023, the Company received a notice of conversion from Cavalry, converting $100,000 of accrued interest into 289,855 shares of common stock at a conversion price of $0.345 per share.

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

Our historical core business was focused on operating and developing “e-wallets” that enabled consumers to deposit cash, convert it into a digital form, and remit the funds to Mexico and other countries quickly and securely. Our flagship e-wallet, IPSIPay®, was focused on the consumer market and was fully launched in July 2022 after a soft launch in December 2021.

The IPSIPay platform (which can be used both business-to-business and business-to-consumer) facilitated the transfer of funds in digital form to other countries, initially Mexico but also, India and the Philippines, primarily from hand-held devices as well as on desktop or laptop computers.

Our launch plan for IPSIPay was to target lower income, migrant communities in California (notably in the agriculture industry) and expanding to other states with large migrant populations such as Texas and Florida. We not only believed that the addressable market for IPSIPay was large and growing, but that servicing this market is socially responsible. Based on our public announcement in May 2023, described below, we exited the e-wallet line of business by novating all of our rights and obligations thereunder to a third party. We may in future develop another e-wallet product.

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

On June 19, 2023, we entered into a Limited Liability Company Operating Agreement (the “IPEX Operating Agreement”) with OpenPath and EfinityPay, to provide for the terms of the IPSIPay Express joint venture. Pursuant to the IPEX Operating Agreement, The Company has agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company has made two tranches of capital contributions of $500,000 each, with a third tranche still to be made. With the full funding of each tranche, The Company currently owns 22.22% of the joint venture which percentage will increase to 33.33% on contribution of the third tranche of $500,000. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or shall be made by the following dates and in the following amounts: (i) $200,000 of the initial tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial tranche was paid on August 4, 2023; (iii) the second $500,000 tranche was paid during September 2023 and (iv) the third $500,000 tranche was to be paid by October 31, 2023 but is now expected to be paid on or before November 30, 2023.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Launch and Scaling of E-Wallets; IPSIPay Express

IPSIPay

Having achieved full commercial integration and launch of the IPSIPay app during the third quarter of 2022, the key for our business was to scale the number of IPSIPay downloads achieved and revenue generated from transactions process by customers via IPSIPay.

We generated nominal IPSIPay-related revenue during the first half of 2023, with the initial goal of increasing revenues over time. In the current environment, it was taking longer than expected to win a customer’s trust and resulting fees generated by the usage of IPSIPay. Based on the slow growth rate in revenues, we elected to novate the Company’s rights and obligations to the IPSIPay platform and related e-wallet business to a third party who intends to invest and grow the business based on the existing platform and e-wallet. However, we retain the rights to develop e-wallets under the name “IPSIPay” in the future.

IPSIPay Express

While we believe the IPSIPay Express opportunity has great promise, as of the date of this report, IPEX has not been launched and we have derived no revenue or cash distributions from IPSIPay Express. No assurances can be given that IPSIPay Express will be successfully launched or will generate revenues or otherwise have a positive impact on our results of operations. We believe IPSIPay Express could be commercially launched and generate initial revenues in the fourth quarter of 2023, but no assurances can be provided that this will be achieved or that (i) we will be able to raise funds satisfactory to fulfill all of our capital contributions to IPSIPay Express or (ii) that we will ever receive distributions of free cash flow from IPSIPay Express. Moreover, the IPSIPay Express product offering will be targeting so-called “high risk” sectors such as online gaming and entertainment, which also carries certain risks.

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

Foreign Exchange Risks

We intend to operate in several European countries. Changes and fluctuations in the foreign exchange rate between the US Dollar and the Euro, may in future have an effect our results of operations.

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

Impairment of Investments and Intangible assets

The value of our intangibles were novated to a third party during the current quarter, prior to the novation, our intangible assets had not produced material revenues on which to assess whether the income generated from these assets could support the carrying value of these assets. For impairment testing of intangibles we determine the fair value of the underlying assets using an income-based approach which estimates the fair value using a discounted cash flow model. Key assumptions in estimating fair values include projected revenue growth and the weighted average cost of capital. Based on the novation of our remaining intangible asset to a third party, we no longer have indefinite lived intangible assets to consider for impairment.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net revenue

We recorded a minimal of revenues of $(28) during the three months ended September 30, 2023 and we did not have revenues during the three months ended September 30, 2022. We pivoted to focus our attention on the IPSIPay Express joint venture, we expect to generate initial revenues through the joint venture during the fourth quarter of 2023. We are focusing all of our efforts on developing and launching IPSIPay Express, which we believe has a higher possibility for revenue generation in both the near and long term.

Cost of goods sold

Cost of goods sold was $387 for the three months ended September 30, 2023 and consists primarily of bank and merchant related fees and chargebacks. We had no cost of goods sold, as we did not have revenues during the three months ended September 30, 2022.

General and administrative expenses

General and administrative expenses were $745,688 and $2,705,833 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1,960,145 or 72.4%. The decrease primarily due to the following:

(i)	Selling and marketing costs were $87,361 and $412,567 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $325,206 or 78.8%. The decrease is primarily related to the fair value of immediately vesting warrants issued to Mario Lopez in the prior year valued at $289,654; the cessation of the social media campaign promoting the IPSIPay wallet, which in the prior year amounted to $21,934 and a reduction in marketing expenses of $19,899 which included the launch costs of the IPSIPay platform in September of the prior year. The Company has divested itself of the IPSIPay platform on September 5, 2023 and is concentrating its efforts on developing the IPSIPay Express business.

(ii)	Payroll expenses was $278,345 and $1,290,681 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1,012,336 or 78.4%. The decrease is primarily attributable to the reduction in stock based compensation of $855,826 related to immediately vesting options issued to our CEO in the prior year and a reduction in restricted stock expense of $172,785 related to restricted stock issued to our CFO in the prior year and the amortization of vesting stock awards issued to our CEO in 2021.

(iii)	Consulting fees was $15,000 and $193,000 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $178,000 or 92.2%, The decrease is primarily due to immediately vesting restricted stock issued to two marketing consultants in the prior year amounting to $168,000 and additional consulting expenses amounting to $10,000 relating to the marketing consultants and certain once off IT consulting.

(iv)	Professional fees were $131,867 and $454,613 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $322,746 or 71.0%. The decrease is primarily due to the scaling back and subsequent cessation of the relationship with Frictionless during the current period, through the disposal of certain assets to Frictionless and the subsequent novation of the remaining IPSIPay assets to a third party as we focus all of our attention on the IPSIPay Express business opportunity.

(v)	The balance of the general and administrative expenses decreased by approximately $121,857 which is made up of several individually insignificant expenses.

Depreciation and amortization

Depreciation was $100,387 and $20,500 for the three months ended September 30, 2023 and 2022, respectively, an increase of $79,887, primarily due to the depreciation of the software platform which was subsequently novated to a third party on September 5, 2023.

Loss on debt conversion

Loss on debt conversion was $58,769 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $58,769 or 100%. The loss on debt conversion related to the conversion of $135,000 of convertible debt into 391,306 shares of common stock.

Penalty on convertible notes

Penalty on convertible notes was $9,306 and $602,100 for the three months ended September 30, 2023 and 2022, a decrease of $592,794 or 98.5%. The decrease is attributable to the prior year modification of the maturity date of two convertible notes, resulting in the negotiation of a 20% repayment penalty on the convertible notes and the value of the warrants to purchase 6,000,0000 shares of our Common Stock that were issued to the note holders as additional compensation for extending the maturity date of the convertible notes.

Loss on novation

Loss on novation was $1,066,165 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $1,066,165 or 100%. The loss on novation arose due the novation of the IPSIPay platform and all rights and obligations associated with the service agreement with Frictionless to a third party.

Fair value of warrants issued

Fair value of warrants issued was $14,176 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $14,176 or 100.0%. We issued a replacement warrant exercisable for 33,334 shares to an investor during the current period.

Interest expense, net

Interest expense was $110,328 and $51,340 for the three months ended September 30, 2023 and 2022, respectively, an increase of $58,988 or 114.9%. The increase is related to the additional $1,026,666 of convertible note funding raised during the current period to fund our investment in the IPSIPay Express joint venture which is expected to become operational in the fourth quarter of 2023.

Amortization of debt discount

Amortization of debt discount was $303,042 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $303,042 or 100.0%. The increase is primarily due to the amortization of debt discount related to the valuation of warrants, derivative liabilities and OID’s and fees paid on the $2,001,666 of convertible debt raised during the current year.

Derivative liability movements

Derivative liability movements were $1,795,642 and $84,895 for the three months ended September 30, 2023 and 2022, respectively, an increase of $1,710,747 or 2,015.1%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The credit during the current period represents the decrease in the mark-to-market value of the derivative liability due to a decrease in our stock price and the cash settlement of certain convertible notes which had derivative liability features.

Net loss from equity method investment

Net loss from equity method investment was $402,509 and $0 for the three months ended September 30, 2023 and 2022, respectively, an increase of $402,509 or 100.0%. On April 28, 2023, we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement with Open Path, Inc. and EfinityPay, LLC to memorialize the terms of our IPSIPay Express joint venture. The loss represents our proportionate share of the operating expenses of the joint venture and the additional loss associated with the increase in the basis of our investment from 11.11% to 22.22%, based on the net asset value of the joint venture.

Net loss from continuing operations

Net loss from continuing operations was $1,015,143 and $3,294,878 for the three months ended September 30, 2023 and 2022, respectively, a decrease in loss of $2,279,735 or 69.2%. The decrease is primarily due to the decrease in general and administrative expenses, the decrease in penalty on convertible notes and the derivative liability movements, offset by, the loss on novation , the increase in depreciation expenses and the amortization of debt discount, which are discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $0 and $15,618 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $15,618 or 100.0%. Our Beyond fintech subsidiary was disposed of in the previous quarter.

Net loss

Net loss was $1,015,143 and $3,310,496 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2,295,353 or 69.3%. The decrease is primarily attributable to the decrease in net loss from continuing operations, as discussed in detail above.

Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022

Net revenue

We recorded minimal revenues of $410 during the nine months ended September 30, 2023 and we did not have revenues during the nine months ended September 30, 2022. We pivoted to focus our attention on the IPSIPay Express joint venture, we expect to generate initial revenues through the joint venture during the fourth quarter of 2023. We are focusing all of our efforts on developing and launching IPSIPay Express, which we believe has a higher possibility for revenue generation in the near and longer term.

Cost of goods sold

Cost of goods sold was $2,756 for the nine months ended September 30, 2023 and consists primarily of bank and merchant related fees and chargebacks. We had no cost of goods sold, as we did not have revenues during the nine months ended September 30, 2022.

General and administrative expenses

General and administrative expenses were $2,753,266 and $4,326,413 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1,573,147 or 36.4%. The decrease is primarily due to the following:

(i)	Selling and marketing expenses were $348,003 and $498,494 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $150,491 or 30.2%. The decrease is primarily due to the fair value of the prior period immediately vesting warrants granted to Mario Lopez, offset by the monthly amortization of vesting warrants during the current period, and a reduction in both social media marketing and marketing expenses related to the launch of the IPSIPay platform and e-wallet in the prior year.

(ii)	Payroll expenses were $836,887 and $1,998,232 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1,161,345 or 58.1%. The decrease is primarily attributable to the reduction in stock based compensation of $855,826 related to immediately vesting options issued to our CEO in the prior year and a reduction in restricted stock expense of $298,298 related to restricted stock issued to our CFO in the prior year and the amortization of vesting stock awards issued to our CEO in 2021.

(iii)	Legal fees were $611,178 and $335,846 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $275,332 or 82.0%. The increase is primarily due to the legal matters relating to unfair dismissal matters which were claimed in the prior year by several individuals.

(iv)	Professional fees were $583,873 and $734,300 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $150,427 or 20.5%. The decrease is due to the reduction in professional fees paid for social media management in the prior year.

(v)	Consulting fees was $85,000 and $247,900 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $162,900 or 65.7%. The decrease is primarily due to immediately vesting restricted stock issued to two marketing consultants in the prior year amounting to $168,000.

(v)	The balance of the general and administrative expenses decreased by approximately $223,316 which is made up of several individually insignificant expenses.

Depreciation

Depreciation was $380,092 and $29,493 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $350,599, primarily due to the depreciation of the software platform of $347,298 prior to its novation to a third party during the current period.

Loss on debt conversion

Loss on debt conversion was $77,247 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $77,247 or 100%. The loss on debt conversion related to the conversion of $160,000 of convertible debt into 463,770 shares of common stock.

Penalty on convertible notes

Penalty on convertible notes was $9,306 and $1,321,658 for the nine months ended September 30, 2023 and 2022, a decrease of $1,312,352 or 99.3%. The decrease is due to the repayment of one convertible note and the modification of the maturity date of two convertible notes during the prior year, resulting in the triggering of the repayment penalty per the convertible note agreements as well as additional penalties for the extension of the maturity date of convertible notes in the prior year.

Loss on novation

Loss on novation was $1,066,165 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,066,165 or 100%. The loss on novation arose due the novation of the IPSIPay platform and all rights and obligations associated with the service agreement with Frictionless to a third party.

Fair value of warrants issued

Fair value of warrants issued was $14,176 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $14,176 or 100.0%. We issued a replacement warrant exercisable for 33,334 shares to an investor during the current period.

Interest expense, net

Interest expense was $290,628 and $142,302 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $148,326 or 104.2%. The increase is related to the additional $2,001,666 of convertible note funding raised during the current year to fund the company’s investment in the IPSIPay Express joint venture which is expected to become operational in the second half of the year.

Amortization of debt discount

Amortization of debt discount was $414,696 and $263,200 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $151,496 or 57.6%. The increase is primarily due to the amortization of debt discount related to the valuation of warrants, derivative liabilities and OID’s and fees paid on the $2,001,666 of convertible debt raised during the current year.

Derivative liability movements

Derivative liability movements were $1,483,710 and $(65,046) for the nine months ended September 30, 2023 and 2022, respectively, a movement of $1,548,756 or 2,381.0%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The charge during the current period represents the decrease in the mark-to-market value of the derivative liability due to a decrease in the share price and the increase in interest rates over the prior year.

Net loss from equity method investment

Net loss from equity method investment was $403,890 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $403,890 or 100.0%. On April 28, 2023, we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement with Open Path, Inc. and EfinityPay, LLC to memorialize the terms of our IPSIPay Express joint venture. The loss represents our proportionate share of the operating expenses of the joint venture and the additional loss associated with the increase in the basis of our investment from 11.11% to 22.22%, based on the net asset value of the joint venture.

Net loss from continuing operations

Net loss from continuing operations was $3,928,102 and $6,148,112 for the nine months ended September 30, 2023 and 2022, respectively, a decrease in loss of $2,220,010 or 36.1%. The decrease is primarily due to the decrease in general and administrative expenses, the decrease in the penalty on convertible notes and the movement in derivative liabilities, offset by, the loss on novation, the increase in interest expense and the increase in the amortization of debt discount, all discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $40,821 and $59,962 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $19,141 or 31.9%. Beyond Fintech was disposed of in May 2023.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $495,424 and $0 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $495,424 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $4,464,347 and $6,208,074 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1,743,727 or 28.1%. the decrease is primarily attributable to the decrease in net loss from continuing operations and the loss on disposal of subsidiary and investment, as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $56,862,608 through September 30, 2023 and incurred negative cash flow from operations of $1,089,011 for the nine months ended September 30, 2023. Our primary focus was on launching and operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy. During the second quarter we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement to memorialize the terms of the joint venture.

At September 30, 2023, we had cash of $19,395 and working capital deficit of $7,416,133 including a derivative liability of $1,341,932. After eliminating the derivative liability our working capital deficit is $6,074,201. Subsequent to September 30, 2023, between October 19, 2023 and October 20, we raised $110,000 through the issuance of convertible notes to accredited investors.

We used cash of $1,089,011 and $2,320,426 in operations for the nine months ended September 30, 2023 and 2022, respectively. Overall cash used in operations decreased by $1,231,415 due to cost containment efforts to preserve cash balances.

We invested a further $80,635 in our e-wallet platforms to enhance the product offering and to further develop the Beyond Wallet application (which was discontinued in May 2023). We also invested $1,000,000 in our IPSIPay Express joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

We generated cash of $1,809,476 during the current period primarily $2,001,666 from convertible notes issued to investors to bridge our working capital and repaid $189,326 of convertible notes. Cash utilized in financing activities for the nine months ended September 30, 2022 included the repayment of a convertible note of $1,147,063.

At September 30, 2023, we had outstanding convertible notes, including interest thereon of $4,200,851 (before unamortized debt discount of $744,915) and outstanding promissory notes, including interest thereon of $1,037,371. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates of 8% to 17.3% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of$0.0115 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% of lowest trading prices over a 20 trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Pursuant to the IPSIPay Express joint venture agreement, we are required to invest another $500,000 in the JV by November 30, 2023, failing which our share of the joint venture will remain at 22.22%.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2023 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023.

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

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against IPSI and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, inter alia, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and IPSI. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802

Defendants moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings are stayed until the motion to compel arbitration is heard and decided. The hearing for the motion to compel arbitration was scheduled for May 4, 2023. The court held its ruling in abeyance to allow limited discovery and additional briefing. The court had issued a tentative ruling denying our motion to compel arbitration.  The court ordered plaintiffs to take their case to arbitration on August 30, 2023. Plaintiffs, however, have declined to file an arbitration and filed a petition for writ of mandate to challenge the order on October 27, 2023. The California Court of Appeals denied the petition on November 1, 2023.

Consequently, we filed a motion with the court for the appointment of an arbitrator and for the setting of a deadline for arbitration to be completed. The federal court declined to grant defendants IPSI and Williams Corbett (“defendants”) an extension of time until November 13 to file an answer and has ordered defendants and plaintiff to hold a meet and confer on the motion to stay.  Accordingly, defendants answered the complaint on October 27, 2023. Counsel are holding a meet and confer regarding the stay motion on November 15, 2023.   On the motion to stay the federal case until the arbitration in the state case occurs, defendants will argue that, because the parties and factual allegations in the arbitration and the federal case are exactly the same, the court should stay the federal case to allow the arbitration to be completed which will simplify the issues in the federal case or even resolve it completely.

We anticipate filing the motion to stay on or about November 27.  The reasons are: a) court rules require us to wait five days after the meet and confer and to file a joint statement about the meet and confer before filing the motion; b) the motion must be noticed for a day within 35 days of filing the motion and the court hears motions on Mondays only; c) Monday Dec. 25, 2023 and Monday Jan. 1, 2024 are holidays.  Accordingly, the next date that the motion can be heard is January 8, 2024.

If the motion to stay is denied, defendants will file a motion for judgment on the pleadings.

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

We and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett have appealed that decision to the California Court of Appeal. As a result of the appeal, the court case is stayed until the appeal is decided, which we expect to take at least six months. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we and Mr. Corbett filed has yet to be decided and will not be decided unless the court’s decision is sustained on appeal. Otherwise, the case shall proceed to arbitration. We filed our opening brief on July 14, 2023, the case is in abeyance while we appeal our motion to compel arbitration. Plaintiffs obtained an extension and filed their answering brief in September 2023. Our reply brief is due on December 11, 2023.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Between July 18, 2023 and September 14, 2023, we entered into Securities Purchase Agreements with 13 accredited investors, pursuant to which we received an aggregate of $976,666 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 2,470,906 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes mature between 3.5 months and 12 months, and bear interest at rates from 8% to 12% per annum, and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the Warrants for public resale.

On September 9, 2023, the Company closed a transaction with Red Road Holdings Corporation (“RRH”) pursuant to which the Company received net proceeds of $125,000, after an original issue discount and fees of $21,900 in exchange for the issuance of a $146,900 Convertible Note, bearing interest at 13%, which interest is earned on issuance of the note, an effective interest rate of 17.13%, and maturing on June 15, 2024. The RRH Note is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: November 13, 2023	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)