Form 10-K
period 2023-12-31
Innovative Payment Solutions, Inc.
filed 2024-03-29
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,628,228 (based upon the closing sale price of the registrant’s common stock reported on June 30, 2023 of $0.42 per share). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 27, 2024, the issuer had 13,819,889 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

Unless the context requires otherwise, references in this Report to “we,” “us,” “our,” “the Company” “IPSI” and “Innovative Payment Solutions,” refer to Innovative Payment Solutions, Inc. and its subsidiaries.

Unless the context requires otherwise, all share and per share numbers reflected in this Report take into account a 1-for-30 reverse stock split of our common stock which became effective on August 30, 2023.

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

●	We have had no revenue generating operations to date with our current IPSIPay Express business model.

●	We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

●	We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We have not generated sufficient revenue or cash flow to pay our convertible notes, and conversion of such debt into shares of common stock, which could cause significant dilution.

●	Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

●	Covenant restrictions under our indebtedness may limit our ability to operate our business.

●	We may never complete our proposed business combination with Business Warrior.

●	We identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

●	There is uncertainty as to market acceptance of our technology, products and services.

●	We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

●	We are subject to economic risks that could impact the overall level of consumer spending.

●	If consumer confidence in our business deteriorates, our business, financial condition and results of operations could be adversely affected.

●	We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business and we are faced with the risk that new regulations applicable to our business will be enacted.

●	The regulatory regime governing digital assets and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

●	The laws and regulations indirectly affecting our industry is constantly evolving and failure to comply could adversely impact our business.

●	We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

●	We may not be able to complete or integrate successfully any potential future acquisitions, partnerships or joint ventures.

●	We are subject to the discretion of administrative enforcement agencies.

●	Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

●	As our business develops, we will need to implement enhanced compliance processes, procedures and controls with respect to the rules and regulations that apply to our business.

●	If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

●	Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

●	Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

●	Customer complaints or negative publicity about our customer service could affect attractiveness of our services adversely and, as a result, could have an adverse effect on our business, financial condition and results of operations.

●	Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

●	We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

●	We may use open-source software in a manner that could be harmful to our business.

●	We do not have and may be unable to obtain sufficient insurance to protect ourselves from business risks.

●	We rely on certain key personnel and in a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified personnel is critical to our success and growth.

●	There is currently a limited public trading market for our common stock and one may never develop.

●	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been subject to significant volatility, and future volatility may result in our investors incurring substantial losses.

●	Because we became public by means of a reverse merger, we and our shareholders may be faced with regulatory constraints, and we may not be able to attract the attention of brokerage firms.

●	Compliance with the reporting requirements of federal securities laws are expensive and time consuming.

●	Our investors’ ownership will likely be diluted in the future.

●	Our Board of Directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

●	We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

●	Limitations on director and officer liability and indemnification of our officers and directors by our articles of incorporation, as amended, and by-laws may discourage stockholders from bringing suit against an officer or director.

●	We are responsible for the indemnification of our officers and directors.

●	We do not expect to pay dividends on our common stock in the foreseeable future.

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

On April 28, 2023, we formed a new company called IPSIPay Express LLC (“IPSIPay Express”). This entity was formed as a Delaware limited liability company joint venture with OpenPath, Inc. (“OpenPath”) and EfinityPay, LLC (“EfinityPay”, and the Company, collectively with OpenPath and EfinityPay, the “Members”) to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

On June 19, 2023, we entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) with OpenPath and EfinityPay to jointly provide for the governance of and rights of the Members with respect to IPSIPay Express. The effective date of the Operating Agreement is April 28, 2023.

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

Pursuant to the Operating Agreement, the Company agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company is required to make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board of Managers of IPSIPay Express. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and OpenPath and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third (1/3) of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or will be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche was paid in September 2023 and (iv) the third $500,000 Tranche was expected to be paid on or before November 30, 2023, subsequently, we made a decision not to advance the third tranche to IPSIPay Express as the joint venture is not operational as yet. The need for any additional advances will be addressed with the joint venture partners once the joint venture becomes operational and begins generating revenue, our current shareholding in the joint venture remains at 22%. Simultaneously with the funding of the initial Tranche, the Company issued to each of OpenPath and EfinityPay a five-year common stock purchase warrant (the “IPEX Warrant”) to purchase 133,334 shares of Common Stock with an exercise price of $0.45 per share. We are still obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 199,999 shares of common stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the initial Tranche. Simultaneously with the funding of the second Tranche, we are obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second Tranche. Should we decide to fund a third Tranche, we will be obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the third Tranche. If the full IPSI Capital Contribution is funded, OpenPath and EfinityPay will receive IPEX Warrants to purchase an aggregate of 1,333,334 shares of Common Stock.

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

2023 Business Developments

IPSIPay

Having achieved full commercial integration and launch of the IPSIPay app during the third quarter of 2022, the key for our business was to scale the number of IPSIPay downloads achieved and revenue generated from transactions process by customers via IPSIPay.

We generated nominal IPSIPay-related revenue during the first half of 2023, with the initial goal of increasing revenues over time. In the current environment, it was taking longer than expected to win a customer’s trust and resulting fees generated by the usage of IPSIPay. Based on the slow growth rate in revenues, we elected to novate our rights and obligations to the IPSIPay platform and related e-wallet business to a third party. However, we retain the rights to develop e-wallets under the name “IPSIPay” in the future.

IPSIPay Express

While we believe the IPSIPay Express opportunity has great promise, as of the date of this report, IPEX has not been launched and we have derived no revenue or cash distributions from IPSIPay Express. We expect that revenue will be generated by IPSIPay Express through fees derived from merchant processing fees, money transfer fees, and commissions on international bill payment processing. To date, our activities related to IPSIPay Express have included the following:

●	Securing Banking Relationships. To engage in traditional credit card processing or the proposed IPEX account-to-account payment solution, it is necessary to work with qualified banking institutions through which transactions are processed. Our management has taken the primary responsibility for securing these banking relationships for IPSIPay Express, and as of the date of this Report, such relationships are in place.

●	Assisting with Payment Logistics. We have been working with our IPSIPay Express joint venture partners to establish the systems and technology necessary to effectuate payments through IPEX. As of the date of this Report, the establishment of such systems and technology is still ongoing, which is the primary reason why IPEX has not been commercially launched to date.

●	Securing Customers. Our management has also been working to secure potential customers for IPEX. These customers would include gaming and entertainment businesses.

No assurances can be given that IPSIPay Express will be successfully launched or will generate revenues or otherwise have a positive impact on our results of operations. We believe IPSIPay Express could be commercially launched and generate initial revenues during the current fiscal year, but no assurances can be provided that this will be achieved or that (i) we will be able to raise funds satisfactory to fulfill all of our capital contributions to IPSIPay Express or (ii) that we will ever receive distributions of free cash flow from IPSIPay Express. Moreover, the IPSIPay Express product offering will be targeting so-called “high risk” sectors such as online gaming and entertainment, which also carries certain risks.

Frictionless Financial Technologies

On May 12, 2023, we entered into an agreement with one of our technology partners, Frictionless Financial Technologies, Inc. (“Frictionless”), to, among other things, divest ourselves of our interest in Frictionless and in Beyond Fintech, Inc., a joint venture entity we owned with Frictionless which has been developing an application called Beyond Wallet. See Note 1(b) to the accompanying financial statements for further information.

Non-Binding Letter of Intent with Business Warrior

Overview and Cautionary Statement

On February 13, 2024, we signed an amended and restated non-binding letter of intent (the “LOI”) with Business Warrior Corporation, a Wyoming corporation (“BZWR”), pursuant to which we would acquire BZWR on the general terms described below (the “Proposed Transaction”).

Neither we nor BZWR have any legal obligation of any kind with respect to the Proposed Transaction unless and until binding definitive agreements with respect to the Proposed Transaction are executed. Moreover, the Proposed Transaction, assuming definitive agreements are even executed, would be subject to the approval of the stockholders of both our company and BZWR and the satisfaction of other conditions to closing.

BZWR is a publicly listed, revenue generating fintech company that offers PayPlan, a comprehensive lending software platform that includes marketing services for lenders and businesses. We believe that a potential combination with a fintech company that generates some revenue monthly would complement the development and commercial launch of our IPSIPay ExpressTM products and potentially other product offerings.

In addition, we and BZWR have certain convertible note investors (the “Note Holders”) in common. Therefore, one purpose of the Proposed Transaction would be to convert the indebtedness of both the Company and BZWR held by the Note Holders into equity securities of our company.

Outline of Proposed Transaction Terms

The principal terms of the Proposed Transaction are as follows:

1.	Preliminary Structure. At the closing of the Proposed Transaction (the “Closing”), we would acquire 100% of the outstanding equity and equity equivalents of BZWR (including outstanding warrants and other securities that have the right to acquire or convert into equity securities of BZWR) on a cash-free, debt free basis by way of a merger of BZWR into a new subsidiary of our company.

2.	Consideration. The total consideration provided to or for the benefit of BZWR equity holders (including holders of warrants and other outstanding preferred stock or other convertible securities of BZWR), as applicable (the “Transaction Consideration”) would be in the form of newly-issued shares (the “Transaction Shares”) of shares of our common stock representing forty percent (40%) of the Common Stock immediately following the Closing.

3.	Note Exchange Transaction; Replacement Preferred. Prior to and as a condition to the Closing, the Note Holders of both our company and BZWR shall effect a note exchange transaction pursuant to which all of the outstanding convertible notes of our company and BZWR held by the Note Holders will be cancelled and exchanged for shares of newly-issued Series A Convertible Preferred Stock of the Company (“Replacement Preferred”). The terms of the Replacement Preferred will be negotiated with the Note Holders.

4.	BZWR Capitalization Restructure. Prior to the Closing, BZWR shall cause all of its outstanding shares of preferred stock and warrants to be converted into shares of BZWR common stock, net exercised or cancelled, with the effect that only shares of BZWR common stock would be outstanding a Closing, the holders of which would be entitled to receive the Transaction Consideration.

5.	Board of Directors. The post-Closing Board of Directors of the Company shall consist of a number of individuals to be agreed upon by IPSI and BZWR, provided that (i) the majority of the post-Closing Board of Directors will be appointed by IPSI and (ii) the majority of the post-Closing Board of Directors will be “independent” as defined under Nasdaq Stock Market rules.

Company Loan to BZWR

On February 12, 2024, and in connection with the LOI and the Proposed Transaction, we (utilizing a portion of the proceeds from the issuance of convertible notes) loaned funds to BZWR in the principal amount of $226,190, which includes an original issue discount equal to $67,857, netting BZWR proceeds $158,333. The loan is memorialized by a secured promissory note (the “BZWR Note”). The BZWR Note does not accrued interest, except in the case of an event of default, which case interest accrues at 15% per annum. The BZWR Note matures on the earlier to occur of December 31, 2025 and the date that BZWR’s securities are listed on a national securities exchange. The BZWR Note may be prepaid at any time for an amount equal to 110% of the then principal and accrued interest. We shall have the right to exchange the BZWR Note for securities issued by BZWR in any subsequent private placement by BZWR. The principal and accrued interest under BZWR Note is convertible into common stock of BZWR at a price equal to $0.0036 per share, subject to certain adjustments and potential resets. BZWR’s obligations under the BZWR Note are guaranteed by BZWR’s subsidiaries and secured by a lien on BZWR’s accounts receivable. The BZWR Note is one of several similar notes issued by BZWR. Keystone Capital Partners LLC is acting as collateral agent for the holders of such notes, include our company as the holder of the BZWR Note.

Our Strategy and Market

We offer digital payment solutions and services to businesses and consumers.

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

Marketing

We had a formal marketing plan for our IPSIPay business which included an extensive endorsement and social media campaign to attract customers to our platform. We exited this business in September 2023 to focus on our IPSIPay Express business, as disclosed above.

We do not have a formal marketing plan for IPSIPay Express. However, we, together with our joint venture partners, OpenPath and EfinityPay, have been leveraging existing business relationships, particularly in the gaming and entertainment industries, to attract potential customers to use the IPEX payment processing solutions.

Once we have established a core base of customers and are generating sufficient revenues, we will consider the need for a formal marketing plan for IPEX.

Competition

The payment service business is highly competitive and continued growth depends on our ability to compete effectively. Companies like Western Union, Money Gram, Paypal, and Venmo, dominate the money remittance business, and most of our competitors have far greater sources of financing, greater name recognition and have been engaged in the industry longer than we have.

Intellectual Property

Previously we relied on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we licensed We had three trademark applications on file and under review.

On May 12, 2023, we assigned to Frictionless all shares of common stock of Beyond Fintech owned by us, which included the intellectual property residing in Beyond Fintech.

On April 28, 2023, we formed a new company called IPSIPay Express LLC (“IPSIPay Express”). This entity was formed as a joint venture with OpenPath, Inc. and EfinityPay, LLC to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

IPSIPay Express was formed by the Members with the initial business purposes of providing credit card processing solutions and also a proprietary solution for real time bank-to-bank payment transactions in a manner that provides seamless and frictionless consumer and merchant experiences, with an initial focus on merchants operating in gaming and entertainment sectors.

On September 5, 2023, we entered into a novation agreement with a third party whereby the third party assumed all of our debts, clients, and services and assumes all of our rights and responsibilities under the SAAS Cloud Hosted Services Enablement Master Services Agreement, including the information technology, supplier access, billing and rating technology, mobile wallet, debit card enablement, back-office support services, customer service, and consulting services related to our IPSIPay mobile application.

Government and Environmental Regulation and Laws

We act as a facilitator between consumers and finance product providers, and therefore operate in a highly regulated industry. While we do not believe that our core business as a facilitator presently is subject to significant government regulation our finance product providers are subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws and therefore may expect to experience periodic investigations by various regulatory authorities in connection with the same, which may sometimes result in monetary or other sanctions being imposed upon them. Many of these laws and regulations are constantly evolving and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging, and may indirectly increase our operating costs and legal risks (or directly should it be determined that our business model is or becomes subject to more extensive regulation). Any violations of any of the foregoing or similar laws, rules or regulations could adversely affect our ability to maintain IPSIPay Express, which could have a material adverse effect on our operations and financial condition.

Human Capital/Employees

As of December 31, 2023, we had 3 full time employees, including our Chief Executive Officer and our President and Chief Financial Officer and 2 part-time employees or consultants. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our Corporate History and Background

On May 12, 2016, the Company (originally formed on September 23, 2013 under the name “Asiya Pearls, Inc.”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger. On May 27, 2016, the Company’s name was changed from “Asiya Pearls, Inc.” to “QPAGOS”.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of Common Stock. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for an aggregate of approximately 621,920 shares of Common Stock as of the date of the Merger. Prior to and as a condition to the closing of the Merger, a then-current holder of 500,000 shares of Common Stock agreed to return 497,500 shares of Common Stock held by such holder to the Company and such holder retained an aggregate of 2,500 shares of Common Stock. The other then stockholders of the Company retained 500,000 shares of Common Stock. Therefore, immediately following the Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of Common Stock which represented approximately 91% of the outstanding Common Stock.

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

On November 1, 2019, the Company changed its corporate name from “QPAGOS” to “Innovative Payment Solutions, Inc.” Additionally, and immediately following the name change, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse split of the then outstanding Common Stock at a ratio of 1-for-10, effective on November 1, 2019 (the “2019 Reverse Stock Split”). As a result of the 2019 Reverse Stock Split, each ten pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock without any further action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 320,477,867 shares to 32,047,817 after rounding for fractional shares.

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

Pursuant to a Stock Purchase Agreement dated June 22, 2021 (the “Frictionless SPA”), we acquired a 10% common stock interest in Frictionless. Frictionless agreed to deliver to us, a live, fully compliant financial payment Software as a Service solution for use by us as a digital payment platform that enables payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate our anticipated product offerings. Under the terms of the Frictionless SPA, we were granted irrevocable rights to (i) participate up to fifty percent (50%) in future financings of Frictionless and (ii) acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired. Further, pursuant to the Frictionless SPA, we agreed to issue to Frictionless or its designees a non-restricted, non-dilutable, five-year warrant to purchase 1,000,000 (30,000,000 pre-split) shares of our common stock at an exercise price of $4.50 ($0.15 pre-split) per share based on the delivery of the financial payment software in accordance with the SPA. On December 30, 2022, we issued a warrant to Frictionless in satisfaction of this obligation. Due to the pricing of financings undertaken by us between the date of the Frictionless SPA and the date the warrant was granted, the exercise price of the warrant was set upon issuance at $0.345 ($0.0115 pre-split) per share. Further, the warrant issued to Frictionless was for restricted shares of common stock and the “non-dilutable” provision was omitted.

On August 26, 2021, we formed a new subsidiary, Beyond Fintech to acquire a product known as Beyond Wallet from a third party, together with the logo, use of name and implementation of the product into our technology. We own 51% of Beyond Fintech with the other 49% owned by Frictionless.

On April 28, 2023, the Company formed IPSIPay Express. See disclosure above for more information.

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company; (ii) the warrant to purchase 1,000,000 (30,000,000 pre-split) shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless, were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was a credit against potential future services to be provided by Frictionless to the Company in an amount up to $250,000. As a result of the novation agreement with Frictionless discussed below (see note 5), the Company no longer utilizes, and does not expect to utilize, the services of Frictionless for the foreseeable future. The collectability of the remaining credit receivable of $231,431 has been impaired.

On September 5, 2023, the Company entered into a novation agreement whereby it assigned all its rights and interest in its e-wallet product, IPSIPay, and its receivables and payables due from and to Frictionless, related to IPSIPay, to a third party in order to concentrate all of its efforts on the IPSIPay Express joint venture. See note 5 to the accompanying financial statements for further information.

Corporate Information

Our principal offices are located at 56B 5th Street, Lot 1, #AT, Carmel by the Sea, CA, 93921, and our telephone number at that office is (866) 477-4729. Our website address is www.ipsipay.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only.

Available Information

We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.ipsipay.com, our Annual Reports on Form 10-K, quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors

Risks Relating to Our Company

We have had no revenue generating operations to date with our current IPSIPay Express business model.

We have no operating history in our current IPSIPay Express business model, which makes it difficult to evaluate our future potential. We have yet to demonstrate our ability to overcome the risks frequently encountered in “start-up” companies, including in the payment services industry in the United States, and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is therefore a significant risk that our activities will not result in any material revenues or profit, and the likelihood of our business viability and long term prospects must be considered in light of the stage of our development. There can be no assurance that we will be able to fulfill our stated business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have no results of operations in our current business model for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to address these risks, and our inability to address these risks could lead to the failure of our business.

We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will ever generate predictable revenues or achieve positive cash flows or profitability.

For the year ended December 31, 2023 and 2022, we incurred a net loss of approximately $5.8 million and $10.3 million, respectively. We have an accumulated deficit of $58.2 million through December 31, 2023. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted.

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

As of December 31, 2023, we had cash and cash equivalents of $50,433. We believe that based on our current operating plan, our existing cash and cash equivalents (which (which were increased via a private placement in February and March 2024 through which we raised $0.4 million) was will only be sufficient to enable us to fund our operations and our debt and other obligations for a very limited period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. This raises questions about our ability to continue as a going concern. Moreover, we have significant indebtedness due in the first half of 2024, and thus we will need significant additional funds to repay our debt, fund our working capital, and fully implement our business plan as we seek to achieve revenues, positive cash flow and profitability. There is a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

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

As of December 31, 2023, we had outstanding convertible notes owed to institutional investors in the aggregate principal amount of approximately $4.15 million maturing during 2024. To date, we have not generated sufficient revenue or cash flows to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time into shares of our common stock at $0.345 per share. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. We may not have sufficient cash resources or access to funding to repay such notes. Moreover, upon conversion of these notes, our current shareholders will suffer dilution, which given the current conversion price of the notes would be significant.

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

We may never complete our proposed business combination with Business Warrior.

In February 2024, we signed a non-binding letter of intent relating to a proposed business combination with Business Warrior Corporation. While we believe that such business combination could create benefits for our company, the proposed business combination comes with several significant risks.

First, we may never enter into binding, definitive agreements with respect to the business combination. The non-binding letter of intent we executed is preliminary and subject to ongoing due diligence, negotiation and finalization. For many reasons, including the findings of our due diligence of BZWR, or our inability to come to final terms with BZWR or our Note Holders (who are contemplated to exchange their convertible notes in our company for newly-issued preferred stock of our company), we may elect to not proceed with the business combination.

Second, even if such binding, definitive agreements are entered into, there will be several key conditions to closing the transaction, and if such conditions are not satisfied, we will be unable to closing the transaction. Such conditions include, without limitation (i) approval of BZWR’s stockholders of the transaction and (ii) approval of our stockholders of proposed issuance of newly-issued shares of preferred stock to our and BZWR’s Note Holders. As such, there is a risk that the transaction will not close.

Finally, even if the business combination closes, we may not realize the anticipated benefits of the transaction. For example, it may prove difficult or impossible to combine and successfully integrate the businesses of our company and BZWR. We may also be unable to satisfy the terms of the preferred stock to be issued to the Note Holders. If we are unable to realize the potential benefits of the proposed business combination with BZWR, our business might fail.

In sum, you should not invest in our Common Stock in reliance on the fact that the proposed business combination with Business Warrior will ever occur, or if it occurs, that it will have a positive impact on our business and results of operations.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. In connection with our audited financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal controls which included (i) insufficient segregation of duties and oversight of work performed in our accounting and finance function due to limited personnel with the appropriate skill sets and (ii) lack of written policies and procedures to address all material transactions and developments impacting our financial statements. However, given the small size of our company and the current state of our business, we are faced with the risk that we may not always be able to detect errors or omissions in our financial reporting and we face internal control weaknesses in the future. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we experience material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If new material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures from time to time, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business, and we are faced with the risk that new regulations applicable to our business will be enacted.

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

We may incorporate digital assets, including cryptocurrencies, as part of our product offerings. The regulatory regime governing digital assets is uncertain and rapidly evolving, and new regulations or policies may materially adversely affect the development and the value of our company. Regulation of digital assets is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the digital assets market. In addition, any violations of laws and regulations relating to the safeguarding of private information could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

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

The payment services industry in which we operate is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of more established market players seeking to expand into these businesses. In order to remain competitive, we continually seek to expand the services we offer and to develop new projects. These projects carry risks, such as delays in delivery, performance problems and lack of customer acceptance. In our industry, these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to consumers. In addition, if alternative payment mechanisms become widely available, substituting our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Furthermore, we may be unable to recover the costs we have incurred in developing new services. Our development efforts could result in increased costs and we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients, we are not able to compete effectively with our competitors’ or do not perform as anticipated. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations could be materially adversely affected.

Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software and telecommunications networks, as well as the data centers that we lease from third parties. Our systems and operations, or those of our third party providers, could be exposed to damage or interruption from, among other things, fire, flood, natural disaster, power loss, telecommunications failure, vendor failure, unauthorized entry, improper operation and computer viruses. Substantial property and equipment loss, and disruption in operations, as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts to our data center would result in the failure of our computers to operate and would, if for an extensive period, adversely impact our reputation, brand and future prospects.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We store and/or transmit sensitive data, and we have ultimate liability to our consumers for our failure to protect this data. If breaches occur our encryption of data and other protective measures may not prevent unauthorized disclosure of data. Unauthorized disclosure of data or a cybersecurity breach could harm our reputation and deter clients from using electronic payments generally, increase our operating expenses in order to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines by state authorities and otherwise materially adversely affect our business, financial condition and results of operations.

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

Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Our risk management policies and procedures may not be fully effective to identify, monitor and manage these risks. We are not able to monitor in each case the sources for our counterparties’ funds or the ways in which they use them. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition and results of operations. Furthermore, an increase in fraudulent transactions or publicity regarding chargeback disputes could harm our reputation and reduce consumer confidence in the use of our products.

We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license and/or that we develop in the future. We and our subsidiary have applied for trademark protection for certain marks, but there is a risk that such trademarks will not be approved, which could leave us without important protections for our brand.

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

In the future, we will likely issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection the conversion or exercise of outstanding convertible notes and warrants (including, potentially, up to 10,217,625 shares registered for resale pursuant to a registration statement filed on February 3, 2023) as well as in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the warrants and the outstanding notes, will dilute an investor’s investment in the Company.

Our Board of Directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

Each of our board members has significant control over all corporate issues. In addition, two of our four directors serve as our senior officers. We have not established board committees comprised of independent members, and we do not have an audit or compensation committee comprised of independent directors. Our four directors performed these functions, despite not all being independent directors. Thus, there is potential conflict in that two of our directors were also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and our performance.

We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our Board of Directors is comprised of two executive officers and two other directors, and absent an independent compensation committee currently determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with its financial performance.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

The manner in which we store and/or transmit sensitive data in connection with our payment processing solutions is an important part of how we operate and plan to operate. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified through review by our internal information technology governance, risk and compliance policies. To defend, detect and respond to cybersecurity incidents, we, among other things: may conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from IPSIPay Express and third parties like OpenPath, EfinityPay, vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data.

Item 2. Properties

The Company operated out of leased premises in Carmel by the Sea, California. The lease initially commenced on March 22, 2021 and terminated on April 1, 2022, thereafter it was renewed on a month-to-month basis with a monthly rental expense of $4,800 per month. On January 1, 2023 the property lease was renewed on a month-to-month basis, with a 90-day termination notice period, with a monthly rental expense of $5,088. The lease was terminated with effect from August 31, 2023.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Below is a description of our outstanding pending litigation matters. Litigation is subject to inherent uncertainties and an adverse result in the below described or other matters may arise from time to time that may harm our business. Other than as set forth below, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

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

In early 2022, OSHA dismissed the claims of Ms. Rey and Mr. Perez, and they appealed that decision. We moved to dismiss the remaining claims and as of this writing OSHA took no action with respect to that motion.

On May 25, 2022, the parties held a mediation in an attempt to resolve the matters. The mediation was unsuccessful.

On October 26, 2022, OSHA scheduled a hearing on Ms. Rey’s and Mr. Perez’s appeal for April 5, 2023. On November 8, 2022, the claimants’ counsel informed us that all five former employees intended to exercise their right to file a lawsuit in federal court and asked if we would stipulate to dismissal of Rey’s and Perez’s OSHA claims without prejudice. We agreed and a stipulation of dismissal without prejudice was filed on November 10, 2022.

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against our company and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, among other things, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and our company. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802

We and Mr. Corbett, the sole remaining individual defendant, moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings were stayed.

On June 8, 2023, while our motion to compel arbitration was pending in the Superior Court three of the employees (Naum Voloshin, Alexander Voloshin, and Novikov) filed a civil action in the U.S. District Court for the Central District of California. Naum Voloshin, et al., v. Innovative Payment Solutions, Inc., Case No. CV 23-4515-JFW (PVCx), which alleges a single cause of action for retaliation in violation of The Sarbanes-Oxley Act of 2002 (the “Federal Action”). The plaintiffs in the Federal Action made no attempt to serve their complaint or to give notice to any defendant in the Federal Action until August 2023.

On August 30, 2023, the Hon. William A. Crowfoot granted our and Mr. Corbett’s motion to compel arbitration, concluding that all of the claims alleged in the former employees’ first amended complaint were subject to arbitration. After the former employees failed to initiate arbitration, Defendants filed a motion to compel the appointment of an arbitrator, which was scheduled for hearing on January 2, 2024. On October 27, 2023, Plaintiffs, Perez, and Rey filed a petition for writ of mandate with the California Court of Appeal, seeking review of Judge Crowfoot’s order granting our motion to compel arbitration. The California Court of Appeal denied the petition for writ of mandate on November 1, 2023. On December 15, 2023, all five former employees filed a demand for arbitration. We withdrew our motion to compel appointment of an arbitration.

Upon motion of our company and Mr. Corbett, on January 10, 2024, the U.S. District Court for the Central District of California stayed all proceedings in the Federal Action until the arbitration is completed.

Plaintiffs Naum Voloshin, Andrey Novikov, and Alexander Voloshin asserted, in the Federal Action, that they are entitled to damages in the following amounts: Naum Voloshin: $950,000 plus an unstated amount of lost wages and emotional distress damages. The claim is premised upon Mr. Voloshin earning $15,000 per month and a claim that he was entitled to receive 333,334 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021 that he would have sold on July 1, 2021 for $2.85 per share on July 1, 2021 for $950,000. Andrey Novikov: $285,000 plus emotional distress and punitive damages. The claim is premised upon Mr. Novikov earning $15,000 per month and a claim that he was entitled to receive 100,000 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021, that he would have sold at $2.85 per share on July 1, 2021 for $285,000. Alexander Voloshin: $263,000 plus emotional distress and punitive damages. The claim is premised upon an alleged two-year contract signed in May 2021 that paid him $7,000 per month and that promised him 333,334 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021. Mr. Voloshin claims he would have sold those share on or about July 1, 2021 for $2.85 per share for $950,000.

We have not received any information on the amount of the claims of the other two plaintiffs.

An arbitrator has been appointed, and it is anticipated that hearing on the arbitration will be held during 2024. Management is vigorously defending the claims and intends to continue to do so.

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

We and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett then appealed that decision to the California Court of Appeal. As a result of the appeal, the court case was stayed until the appeal was decided. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we and Mr. Corbett filed was not decided.

On February 27, 2024, the California Court of Appeal, Second District, reversed the Superior Court’s decision denying our motion to compel arbitration. The Court of Appeal remanded the case to the Superior Court with directions to issue a new order compelling to arbitration the parties’ dispute regarding the enforceability of the arbitration clause.

We expect that the plaintiff will, most likely, initiate arbitration before the American Arbitration Association (“AAA”) based on this ruling. While, as the court order states, the plaintiff may renew his challenge to the arbitration clause before the arbitrator, we believe such challenges are rare and rarely succeed. Accordingly, we expect that the dispute will be resolved by AAA arbitration. Management is vigorously defending the claims and intends to continue to do so.

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

The last reported sale price of our common stock on the OTCQB on March 27, 2024, was $0.1314 per share. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 27, 2024, there were approximately 68 holders of record of our common stock.

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

The maximum number of securities available under the Plan is 26,667 shares of Common Stock. The maximum number of shares of Common Stock awarded to any individual during any fiscal year may not exceed 3,333 shares of Common Stock.

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

The following presents certain information regarding our equity incentive plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	$—	26,667
2021 Equity Incentive Plan	1,520,002	4.46	246,665
Equity compensation plans not approved by security holders	—	—	—
Total	1,520,002	$4.46	273,332

Recent Sales of Unregistered Securities

On October 19, 2023, the Company closed a transaction with Red Road Holdings Corporation pursuant to which the Company received net proceeds of $60,000, after an original issue discount and fees of $13,450 in exchange for the issuance of a $73,450 Convertible Note, bearing interest at 13%, which interest is earned on issuance of the note, an effective interest rate of 27.8%, and maturing on July 30, 2024. The Note has mandatory monthly repayments of $9,222 which commenced on November 30, 2023. The Note is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

On December 20, 2023, the Company closed a transaction with Red Road Holdings Corporation pursuant to which the Company received net proceeds of $50,000, after an original issue discount and fees of $13,250 in exchange for the issuance of a $63,250 Convertible Note, bearing interest at 15%, which interest is earned on issuance of the note, an effective interest rate of 32.0%, and maturing on September 30, 2024. The Note has mandatory monthly repayments of $8,082. The Note is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

Between October 20, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 3 accredited investors, pursuant to which the Company received an aggregate of $350,000 in gross proceeds in a private placement through the issuance of:

●	Convertible Promissory Notes (the “2023 Notes” and each a “2023 Note”); and

●	five-year warrants (the “2023 Warrants”) to purchase an aggregate 1,104,493 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The 2023 Notes mature 12 months, bear interest at 8% and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the 2023 Warrants for public resale.

On December 14, 2023, two notes totaling $225,000 which matured on December 31, 2023 were rolled over for an additional 3 months to March 30, 2024. In exchange for the roll-over, the Company issued the note holders warrants exercisable for 292 463 shares of common stock at an exercise price of $0.345 per share.

Between February 6 and February 21, 2024, the Company entered into Securities Purchase Agreements pursuant to which the Company issued convertible promissory notes to four accredited investment entities for total gross proceeds of $308,335. The Notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum, and are convertible into shares of common stock of the Company at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

On March 4, 2024, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrant exercisable for shares of common stock to an accredited investor. The Company realized gross proceeds of $100,000 after an original issue discount of $14,286 and a once off interest charge of $9,143. The note matures on September 4, 2024. Principal and interest payments are due in four equal instalments of $30,871 commencing on May 3, 2024. The note is convertible into common stock at a fixed price of $0.345 per share, unless the note is in default, whereby the conversion price will be 70% of the lowest closing bid price for the 5 trading days prior to conversion. The note may be prepaid at any time for the full outstanding principal and outstanding interest.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2023.

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

Overview

We are a fintech provider of digital payment solutions presently focused on, through its participation in IPSIPay Express, developing a new account-to-account payment application called Instant Settlement in RealTime as well as traditional credit card processing services. We have in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Development of IPSIPay Express

Our principal business as of the date of this Report consists of our participation in the IPSIPay Express joint venture. Since May 2023, we have been working with our joint venture partners OpenPath and EfinityPay to establish the necessary elements to commercially launch IPEX. This remains our top business priority. As described in Item 1. Business, we have been responsible for certain key aspects of establishing and launching IPEX. We will continue these efforts during 2024, and our results of operations for 2023 should be viewed in light of our exit from our previous IPSIPay business and our work on IPEX. No assurances can be given that we will be able to launch IPEX with our joint venture partners or that IPSIPay Express will generate revenues for us.

Potential Business Combination with Business Warrior Corporation

As described in Item 1. Business, on February 13, 2024, we signed an amended and restated non-binding letter of intent relating to a potential business combination with Business Warrior Corporation (“BZWR”), pursuant to which we would acquire BZWR. As of the date of this Report, neither we nor BZWR have any legal obligation of any kind with respect to the proposed transaction. We are presently conducting due diligence on BZWR and working with legal counsel on draft documentation for the transaction.

BZWR is a publicly listed, revenue generating fintech company that offers PayPlan, a comprehensive lending software platform that includes marketing services for lenders and businesses. We believe that a potential combination with a fintech company that generates some revenue monthly would complement the development and commercial launch of our IPSIPay Express products and potentially other product offerings. In addition, we and BZWR have certain convertible note investors in common. Therefore, one purpose of the proposed transaction would be to convert the indebtedness of both our company and BZWR held by such note holders into equity securities of our company.

No assurances can be given, however, the business combination will ever take place. While this is a transaction we are presently interested in pursuing, we may elect to forego the transaction as we deemed appropriate. Moreover, even if we enter into definitive agreements with respect to the transaction, the transaction will be subject to material conditions to closing which may not be satisfied.

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

Foreign Exchange Risks

We intend to operate in several foreign countries. Changes and fluctuations in the foreign exchange rate between the US Dollar and other foreign currencies may in future have an effect our results of operations.

Results of Operations for the years Ended December 31, 2023 and December 31, 2022

Net revenue

We recorded minimal revenues of $410 and $847 for the years ended December 31, 2023 and 2022, respectively. We pivoted to focus our attention on the IPSIPay Express joint venture, we expect to generate initial revenues through the joint venture in the foreseeable future. We are focusing all of our efforts on developing and launching IPSIPay Express, which we believe has a higher possibility for revenue generation in the near and longer term.

Cost of goods sold

Cost of goods sold was $3,547 and $5,052 for the years ended December 31, 2023 and 2022, respectively, and consists primarily of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $3,576,352 and $5,452,579 for the years ended December 31, 2023 and 2022, respectively, a decrease of $1,876,227 or 34.4%. The decrease is primarily due to the following;

(i)

Salaries and wages were $1,114,424 and $2,361,615 for the years ended December 31, 2023 and 2022, respectively, a decrease of $1,247,191 or 52.8%. The decrease is primarily due to the decrease in stock based compensation of $855,826 on immediately vested options granted to our officers and directors in the prior year. In addition, in the prior year, we incurred a restricted stock expense of $361,064 related to restricted stock issued to our CEO which was fully vested on January 1, 2023.

Certain prior year expenses amounting to $38,254 were reclassified to payroll expenses (previously stated as $2,323.361) as they related to direct employee health care costs and employee benefits.

(ii)

Consulting fees were $108,000 and $371,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of $263,000 or 70.9%. The decrease is primarily due to the following major movements; (i) in the prior year, we issued 4,000,000 restricted shares valued at $168,000 and made additional cash payments of $67,900 to sales related consultants; and (ii) we paid $31,500 as consulting fees to a previous board director, Clifford Henry. The remaining movement of $4,400 is immaterial.

Certain prior year expenses amounting to $31,500 were reclassified from professional fees to consulting fees (previously stated as $339,500) that related to consulting fees paid to Clifford Henry, a former board director.

(iii)	Directors’ fees were $52,500 and $105,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of $52,500 or 50.0%, due to the lack of business activity, the Fees paid to directors were reduced by 50% in the current year.

(iv)

Selling and marketing costs were $428,909 and $891,489 for the years ended December 31, 2023 and 2022, respectively, a decrease of $462,580 or 51.9%. The decrease is due to a decrease in endorsement fees of $151,874 related to the immediate vesting of certain warrants issued to an affiliate of Mario Lopez in 2022 as part of the promotion of our prior IPSIPay business, a reduction in direct marketing spend of $117,323 and a reduction in social media spend of $197,732 on certain internet platforms due to the strategic shift away from the e-wallet business.

Certain prior year expenses amounting to $269,228 were reclassified to selling and marketing expenses and expenses amounting to $378 were reclassified to discontinued operations (selling and marketing costs were previously stated as $622,639). The expenses reclassified were primarily social media costs that were previously classified as professional fees and other immaterial general and administrative expenses.

(v)

Professional fees were $620,381 and $743,949 for the years ended December 31, 2023 and 2022, respectively, a decrease of $123,568 or 16.6%. The decrease is primarily due to a decrease in fees paid to Frictionless of $87,681 due to the novation of the IPSIPAY operations to Frictionless during May 2023 and a decrease in proxy solicitation fees of $38,756.

Certain prior year expenses amounting to $(301,437) were reclassified to selling and marketing expenses, consulting fees and general and administrative expenses and expenses amounting to $71,680 were reclassified to discontinued operations. (professional fees were previously stated at $1,117,066). The expenses reclassified to selling and marketing expenses ($271,658) consisted primarily of social media costs, the reclassification to consulting fees ($31,500), consisted of consulting fees from a former director. The reclassification of certain general and administrative expenses was $1,721, and is immaterial.

(vi)	Legal fees were $965,989 and $470,316 for the years ended December 31, 2023 and 2022, respectively, an increase of $495,673 or 105.4%, primarily due to two legal cases, one with a previous employee and the other with a consultant who was to provide services to the Group. These cases are ongoing and are being defended.

(vii)

Insurance expense was $105,380 and $186,431 for the years ended December 31, 2023 and 2022, respectively, a decrease of $81,051 or 43.5%, primarily due to the cancellation of certain policies during the current year.

Certain prior year expenses amounting to $37,625 were reclassified to payroll expenses (previously stated as $224,056) as they related to direct employee health care costs.

(viii)	Other general and administrative expenses were $180,769 and $322,780 for the years ended December 31, 2023 and 2022, respectively, a decrease of $142,011 or 44.0%. The decrease is made up of several individually insignificant balances, in line with management’s overall objective of decreasing operational expenditure during the 2023 fiscal year.

Depreciation

Depreciation was $380,634 and $132,394 for the years ended December 31, 2023 and 2022, respectively, an increase of $248,240. The increase is primarily due to the September 2022 commencement of amortization of the platform prior to its novation to a third party during the current year.

Investment impairment charge

Investment impairment charge was $0 and $1 for the years ended December 31, 2023 and 2022, respectively, the amount is immaterial.

Loss on debt conversion

Loss on debt conversion was $90,761 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $90,761. The loss on debt conversion during the current year represents a loss realized on the conversion of convertible notes, into equity at fixed conversion prices of $0.345 per share, when the stock price ranged from $0.35 per share to $0.60 per share, resulting in a loss of $90,761. A total of $432,500 was converted from convertible debt to equity during the year ended December 31, 2023.

Loss on convertible notes

Loss on convertible notes was $73,562 and $4,602,709 for the years ended December 31, 2023 and 2022, respectively, a decrease of $4,529,147 or 98.4%. The decrease is due the following; (i) in the current year, we extended the maturity date of two convertible notes and issued the noteholders additional warrants exercisable for 292,463 shares of common stock, which resulted in a loss on debt extinguishment of $64,256; and (ii) we early settled two convertible notes resulting in an early settlement penalty of $9,306. In the prior year we repaid one convertible note and modified the maturity date of two convertible notes, resulting in the triggering of a full rachet provision on certain warrants, the reduction in the conversion price of certain convertible notes and the exchange of certain warrants for promissory notes, discussed fully in note 16 to the financial statements.

Loss on novation

Loss on novation was $1,066,165 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,066,165 or 100%. The loss on novation arose due the novation of the IPSIPay platform and all rights and obligations associated with the service agreement with Frictionless to a third party.

Fair value of warrants issued

Fair value of warrants issued was $14,176 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $14,176 or 100.0%. We issued a replacement warrant exercisable for 33,334 shares to an investor during the current period.

Interest expense

Interest expense was $424,177 and $199,788 for the years ended December 31, 2023 and 2022, respectively, an increase of $224,389 or 112.3%. The increase is related to the additional $2,461,666 of convertible note funding raised during the current year to fund the company’s investment in the IPSIPay Express joint venture which is expected to become operational in the foreseeable future.

Amortization of debt discount

Amortization of debt discount was $770,372 and $263,200 for the years ended December 31, 2023 and 2022, respectively, an increase of $507,172 or 192.7%. The increase is primarily due to the amortization of debt discount related to the valuation of warrants, derivative liabilities and OID’s and fees paid on the $2,461,666 of convertible debt raised during the current year.

Derivative liability movements

Derivative liability movements were $1,501,446 and $411,752 for the years ended December 31, 2023 and 2022, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The credit during the current year represents the mark-to-market of the derivative liability outstanding as of December 31, 2023, primarily as a result of a decrease in the share price over the prior year.

Net loss from equity method investment

Net loss from equity method investment was $403,282 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $403,282 or 100.0%. On April 28, 2023, we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement with OpenPath, Inc. and EfinityPay, LLC to memorialize the terms of our IPSIPay Express joint venture. The loss represents our proportionate share of the operating expenses of the joint venture and the additional loss associated with the increase in the basis of our investment from 11.11% to 22.22%, based on the net asset value of the joint venture.

Net loss from continuing operations

Net loss from continuing operations was $5,301,112 and $10,243,124 for the years ended December 31, 2023 and 2022, respectively, a decrease in loss of $4,942,012 or 48.2%. The decrease is primarily due to the decrease in general and administrative expenses, the decrease in the penalty on convertible notes and the movement in derivative liabilities, offset by, the loss on novation, the increase in interest expense and the increase in the amortization of debt discount, all discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $40,821 and $88,300 for the years ended December 31, 2023 and 2022, respectively, a decrease of $47,479 or 53.8%. Beyond Fintech was disposed of in May 2023.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $495,424 and $0 for the years ended December 31, 2023 and 2022, respectively, an increase of $495,424 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $5,837,357 and $10,331,424 for the years ended December 31, 2023 and 2022, respectively, a decrease of $4,494,067 or 43.5%. the decrease is primarily attributable to the decrease in net loss from continuing operations and the loss on disposal of subsidiary and investment, as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $58,235,618 through December 31, 2023 and incurred negative cash flow from operations of $1,416,809 for the year ended December 31, 2023. Our primary focus was on launching and operating e-wallets that enable consumers to deposit cash, convert it into a digital form and remit the funds to Mexico and other countries quickly and securely, which will require us to spend, substantial amounts in connection with implementing our business strategy. During the second quarter of 2023 we formed a new Delaware limited liability company called IPSIPay Express as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement to memorialize the terms of the joint venture.

At December 31, 2023, we had cash of $50,433 and working capital deficit of $8,143,976 including a derivative liability of $1,434,196. After eliminating the derivative liability our working capital deficit is $6,709,780. Subsequent to December 31, 2023, up to March 4, 2024, we raised $408,335 through the issuance of convertible notes to accredited investors.

We used cash of $1,416,809 and $3,061,953 in operations for the years ended December 31, 2023 and 2022, respectively. Overall cash used in operations decreased by $1,645,144 due to cost containment efforts to preserve cash balances.

We invested a further $80,296 in our e-wallet platforms to enhance the product offering and to further develop the Beyond Wallet application (which was discontinued in May 2023). We also invested $999,000 in our IPSIPay Express joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

We generated cash from financing activities of $2,157,312 during the current year, primarily $2,461,666 from convertible notes issued to investors to bridge our working capital and repaid $304,354 of convertible notes. Cash utilized in financing activities for the year ended December 31, 2022 included the repayment of a convertible note of $1,147,063.

At December 31, 2023, we had outstanding convertible notes, including interest thereon of $4,391,782 (before unamortized debt discount of $687,502) and outstanding promissory notes, including interest thereon of $1,062,007. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates of 8% to 32.0% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of$0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% of lowest trading prices over a 20 trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Pursuant to the IPSIPay Express joint venture agreement, we were required to invest another $500,000 in IPSIPay Express by November 30, 2023. In late 2023, we agreed with our joint venture partners that such investment was not required. Therefore our share of the outstanding equity interests of IPSIPay Express remains at 22.22%. There is no penalty for non-payment other than our share of the joint venture remaining at 22.22% and not increasing to 33.33%.

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

Capital Expenditures

Our capital expenditure is dependent on our cash resources, currently we are not forecasting any additional capital expenditure for the 2024 fiscal year.

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

805 Third Avenue New York, NY 10022 Tel. 212.838.5100 Fax 212.838.2676 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Innovative Payment Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Payment Solutions, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Based on the previous year’s audits and the reviews performed by RBSM during year ended December 31, 2023, RBSM determined there were no CAM’s for the audit of the year ended December 31, 2023.

We have served as the Company’s auditor since 2014. PCAOB ID 587
New York, NY
March 29, 2023

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets

Current Assets
Cash	$50,433	$373,822
Other current assets	38,818	97,042
Assets held for sale	-	807,263
Total Current Assets	89,251	1,278,127

Non-current assets
Plant and equipment	7,027	40,362
Intangible assets	-	1,401,491
Security deposit	5,000	32,592
Equity method investment	703,938	-
Total Non-Current Assets	715,965	1,474,445
Total Assets	$805,216	$2,752,572

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$2,023,375	$727,922
Liabilities held for sale	-	33,810
Federal relief loans – current portion	9,369	-
Notes payable	1,062,007	964,268
Convertible debt, net of unamortized discount of $687,503 and $263,200, respectively	3,704,280	2,266,602
Derivative liability	1,434,196	2,550,642
Total Current Liabilities	8,233,227	6,543,244

Non-Current Liabilities
Federal relief loans	150,000	163,978
Total Non-Current Liabilities	150,000	163,978

Total Liabilities	8,383,227	6,707,222

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 13,819,889 and 12,563,426 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.*	1,382	1,256
Additional paid-in-capital*	50,656,225	48,442,355
Accumulated deficit	(58,235,618)	(52,399,858)
Total equity (deficit) attributable to Innovative Payment Solutions, Inc. Stockholders	(7,578,011)	(3,956,247)
Non-controlling interest	-	1,597
Total Equity (Deficit)	(7,578,011)	(3,954,650)
Total Liabilities and Equity (Deficit)	$805,216	$2,752,572

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended	Twelve months ended
	December	December
	2023	2022
Net Revenue	$410	$847

Cost of Goods Sold	3,547	5,052

Gross loss	(3,137)	(4,205)

General and administrative	3,576,352	5,452,579
Depreciation	380,634	132,394
Total Expense	3,956,986	5,584,973

Loss from Operations	(3,960,123)	(5,589,178)

Investment impairment charge	-	(1)
Loss on debt conversion	(90,761)	-
Loss on convertible notes	(73,562)	(4,602,709)
Loss on novation	(1,066,165)	-
Fair value of warrants issued	(14,176)	-
Interest expense, net	(424,117)	(199,788)
Amortization of debt discount	(770,372)	(263,200)
Derivative liability movements	1,501,446	411,752
Loss before income taxes	(4,897,830)	(10,243,124)

Income taxes	-	-

Net loss after income taxes	(4,897,830)	(10,243,124)

Net loss from equity method investments	(403,282)	-

Net loss from continuing operations	(5,301,112)	(10,243,124)

Discontinued operations
Operating loss from discontinued operations	(40,821)	(88,300)
Loss on disposal of subsidiary and investment	(495,424)	-
Net loss from discontinued operations	(536,245)	(88,300)

Net loss	(5,837,357)	(10,331,424)

Net loss attributable to non-controlling interest	1,597	43,267

Net loss attributable Innovative Payment Solutions, Inc. Stockholders’	$(5,835,760)	$(10,288,157)

Basic and diluted loss per share*
Continuing operations*	$(0.41)	$(0.83)
Discontinued operations*	(0.04)	(0.00)
	$(0.45)	$(0.83)

Weighted Average Number of Shares Outstanding - Basic and diluted	12,844,609	12,406,677

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 2022 TO DECEMBER 31, 2023

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	-	$-	12,263,426	$1,226	$45,806,576	$(42,111,701)	$35,211	$3,731,312
Fair value of warrants issued	-	-	-	-	708,063	-	-	708,063
Shares issued for services	-	-	233,333	23	332,977	-	-	333,000
Stock based option expense	-	-	-	-	1,233,682	-	-	1,233,682
Restricted stock awards	-	-	66,667	7	361,057	-	-	361,064
Proceeds from non-controlling shareholders	-	-	-	-	-	-	9,653	9,653
Net loss	-	-	-	-	-	(10,288,157)	(43,267)	(10,331,424)
Balance at December 31, 2022	-	$-	12,563,426	$1,256	$48,442,355	$(52,399,858)	$1,597	$(3,954,650)
Conversion of convertible debt	-	-	1,253,625	126	523,135	-	-	523,261
Additional shares issued on reverse stock split	-	-	2,838	-	-	-	-	-
Fair value of warrants issued for services	-	-	-	-	159,004	-	-	159,004
Fair value of warrants issued to convertible debt holders	-	-	-	-	1,045,655	-	-	1,045,655
Stock based compensation	-	-	-	-	377,856	-	-	377,856
Fair value of warrants issued for equity method investments	-	-	-	-	108,220	-	-	108,220
Net loss	-	-	-	-	-	(5,835,760)	(1,597)	(5,837,357)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$-	$(7,578,011)

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,837,357)	$(10,331,424)
Net loss from discontinued operations	536,245	88,300
Net loss from continuing operations	(5,301,112)	(10,243,124)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(1,501,446)	(411,752)
Depreciation	380,634	132,394
Amortization of debt discount	770,372	263,200
Loss on novation	1,066,165	-
Investment impairment charge	-	1
Loss on conversion of debt to equity	90,761	-
Loss on convertible notes	73,562	4,602,709
Fair value of warrants issued for services	159,004	359,125
Unrealized loss on equity method investments	403,282	-
Shares issued for services	-	333,000
Stock based compensation	377,856	1,594,746
Changes in Assets and Liabilities
Other current assets	58,224	(12,008)
Accounts payable and accrued expenses	1,577,888	288,018
Interest accruals	392,714	111,528
Cash used in operating activities - continuing operations	(1,452,096)	(2,982,163)
Cash generated by operating activities - discontinued operations	35,287	(79,790)
CASH USED IN OPERATING ACTIVITIES	(1,416,809)	(3,061,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investment	(999,000)	-
Intangibles acquired	(44,405)	(778,462)
Investment in deposits	-	(12,792)
Deposits refunded	14,800	-
Plant and equipment purchased	-	(43,049)
Net cash used in investing activities – continuing operations	(1,028,605)	(834,303)
Net cash used in investing activities – discontinued operations	(36,230)	(41,320)
NET CASH USED IN INVESTING ACTIVITIES	(1,064,835)	(875,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes and convertible notes	2,461,666	-
Repayment of convertible notes	(304,354)	(1,147,063)
Proceeds from non-controlling shareholders	-	9,653
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,157,312	(1,137,410)

NET DECREASE IN CASH	(324,332)	(5,074,986)
CASH AT BEGINNING OF YEAR	374,765	5,449,751
CASH AT END OF YEAR	$50,433	$374,765

RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$373,822	$5,367,551
Cash included in assets held for resale	943	82,200
CASH AT BEGINNING OF THE YEAR	$374,765	$5,449,751

RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$50,433	$373,822
Cash included in assets held for resale	-	943
CASH AT END OF THE YEAR	$50,433	$374,765

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(31,403)	$88,260

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for software development	$-	$348,938
Fair value of warrants issued with convertible notes	$1,045,655	$-
Conversion of convertible debt to equity	$432,500	$-
Fair value of warrants issued for equity method investments	$108,220	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organization

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

IPSIPay Express

On April 28, 2023, the Company formed a new company called IPSIPay Express LLC (“IPSIPay Express”). This entity was formed as a Delaware limited liability company joint venture with OpenPath, Inc. (“OpenPath”) and EfinityPay, LLC (“EfinityPay”, and the Company, collectively with OpenPath and EfinityPay, the “Members”) to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

On June 19, 2023, the Company entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) with OpenPath and EfinityPay to jointly provide for the governance of and rights of the Members with respect to IPSIPay Express. The effective date of the Operating Agreement is April 28, 2023.

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

Pursuant to the Operating Agreement, the Company agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company is required to make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board of Managers of IPSIPay Express. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and OpenPath and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third (1/3) of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or will be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche was paid in September 2023 and (iv) the third $500,000 Tranche was expected to be paid on or before November 30, 2023, subsequently, the Company’s management made a decision not to advance the third tranche to IPSIPay Express as the joint venture is not operational as yet. The need for any additional advances will be addressed with the joint venture partners once the joint venture becomes operational and begins generating revenue, our current shareholding in the joint venture remains at 22%.

Simultaneously with the funding of the initial Tranche, the Company issued to each of OpenPath and EfinityPay a five-year common stock purchase warrant (the “IPEX Warrant”) to purchase 133,334 shares of Common Stock with an exercise price of $0.45 per share. We are still obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 199,999 shares of common stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the initial Tranche. Simultaneously with the funding of the second Tranche, we are obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second Tranche. Should we decide to fund a third Tranche, we will be obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the third Tranche. If the full IPSI Capital Contribution is funded, OpenPath and EfinityPay will receive IPEX Warrants to purchase an aggregate of 1,333,334 shares of Common Stock.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

b)	Description of current business (continued)

On August 26, 2021, the Company formed a new subsidiary, Beyond Fintech, Inc. (“Beyond Fintech”), in which it owns a 51% stake, with Frictionless owning the remaining 49%. Beyond Fintech acquired an exclusive license to a product known as Beyond Wallet, to further its objective of providing virtual payment services allowing U.S. persons to transfer funds to Mexico and other countries.

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company; (ii) the warrant to purchase 1,000,000 (30,000,000 pre-split) shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless, were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was a credit against potential future services to be provided by Frictionless to the Company in an amount up to $250,000. As a result of the novation agreement with Frictionless discussed below (see note 5), the Company no longer utilizes, and does not expect to utilize, the services of Frictionless for the foreseeable future. The collectability of the remaining credit receivable of $231,431 has been impaired.

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

The consolidated financial statements as of December 31, 2023, include the financial statements of the Company and its subsidiary, Beyond Fintech, in which it had a majority voting interest, until May 12, 2023, the date of disposal. Pursuant to the May 2023 Frictionless Agreement, the Company disposed of its 51% interest in Beyond Fintech. Therefore, as of May 12, 2023 the Company has no subsidiaries. See note 4 for further information.

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services or compensation, convertible notes and amendments thereto, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2023. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

h)	Reporting by Segment

No segmental information is required as the Company has only one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2023 and 2022, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2023 and 2022, the balance exceeds the federally insured limit by $0 and $120,580, respectively.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2023 and 2022.

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

The Company recorded an impairment charge of $0 and $1 on its non-marketable equity securities for the years ended December 31, 2023 and 2022, respectively. The impairment charge was based on management’s determination that due to the lack of ability, to date, by Vivi Holdings (“Vivi”) to fulfill its capital raising requirements and implement its business strategy that there is a significant risk that Vivi may not be able to meet its obligations.

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

The Company had minimal revenues of $410 and $847 during the years ended December 31, 2023 and 2022, respectively.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2023 and December 31, 2022, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the year ended December 31, 2023, the Company had a net loss of $5,837,357. In connection with preparing the consolidated financial statements for the year ended December 31, 2023, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended December 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about their ability to continue as a going concern.

4	DISPOSAL OF INVESTMENT IN FRICTIONLESS AND BEYOND FINTECH

On May 12, 2023, the Company entered into the May 2023 Frictionless Agreement to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless); (ii) the warrant to purchase 1,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (representing a 51% ownership interest in Beyond Fintech) (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless is $250,000, which will be paid by Frictionless exclusively in the form of 20% credits against invoices for work done by Frictionless for the Company for the 18-mobnth period following the closing under the existing software services between the Company and Frictionless. The May 2023 Frictionless Agreement has customary representations, indemnification and mutual release provisions. The closing of the transactions contemplated by the May 2023 Frictionless Agreement occurred on May 12, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4	DISPOSAL OF INVESTMENT IN FRICTIONLESS AND BEYOND FINTECH (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following assets and liabilities are reported as discontinued operations:

December 31,
2022
Current assets
Cash	$943
Non-current assets
Intangibles, net	291,320
Investment	500,000
Security deposit	15,000
Assets held for sale	$807,263

Current liabilities
Accounts payable	$33,810
Liabilities held for sale	$33,810

The statement of operations from discontinued operations is as follows:

	Year ended December 31,
	2023	2022

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross loss	-	-

General and administrative	40,821	88,300
Depreciation and amortization	-	-
Total Expense	40,821	88,300

Loss from operations before income taxes	(40,821)	(88,300)

Income Taxes	-	-
Loss from discontinued operations, net of taxation	$(40,821)	$(88,300)

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES

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

	December 31, 2023			December 31, 2022
	Cost	Accumulated amortization	Net Book Value	Net book value
Purchased Technology - IPSIPay	$-	$-	$-	$1,401,491

Amortization expense was $347,298 and $100,909 for the years ended December 31, 2023 and 2022, respectively.

8	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EFinityPay (see note 1(b) above). As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of December 31, 2023, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments related to IPSIPay Express for the period ended December 31, 2023 is as follow:

December 31, 2023
Cash contribution to IPSIPay Express	$999,000
Fair value of warrants issued to third party joint venture partners	108,220
1,107,220
Equity loss from joint venture	(403,282)
$703,938

9	INVESTMENTS

Investment in Frictionless Financial Technologies Inc.

On May 12, 2023, the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless). refer Note 4 above.

10	LEASES

On March 22, 2021, the Company entered into a real property lease for an office located at 56B 5th Street, Lot 1, #AT, Carmel By The Sea, California. The lease commenced on April 1, 2021 and is for a twelve-month period, terminating on April 1, 2022. Following the expiry of the lease term, the landlord has agreed to continue the lease on a month-to-month basis at $4,800 per month. On January 1, 2023, the Company entered into a new month-to-month lease, with a 90-day termination clause, for a monthly rental of $5,088. The lease was terminated effective August 31, 2023.

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	LEASES (continued)

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease expense	$40,704	$57,600

Other lease information:

	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(40,704)	$(57,600)

Remaining lease term – operating lease	-	Monthly

11	FEDERAL RELIEF LOANS

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

The company has accrued interest of $9,369 and $13,978 on this loan as of December 31, 2023 and 2022, respectively.

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

Subsequent to year end, the maturity date of the notes was extended to April 30, 2024, all other terms remain the same as the previous notes. The Company will perform an analysis to determine whether the amendment meets the definition of a debt extinguishment or modification in terms of ASC 470.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12	NOTES PAYABLE (continued)

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	December 31, Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10%	April 30, 2024	482,000	49,004	531,004	482,134
Mercer Street Global Opportunity Fund, LLC	10%	April 30, 2024	482,000	49,003	531,003	482,134
Total convertible notes payable			$964,000	$98,007	$1,062,007	$964,268

Interest expense totaled $97,739 and $268 for the year ended December 31, 2023 and 2022, respectively.

13	CONVERTIBLE NOTES PAYABLE

December 2022 Note Amendment Transaction

The Company twice extended its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Cavalry/Mercer Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022. In consideration for the second extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry and Mercer under the Cavalry/Mercer Notes by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 100,000 (3,000,000 pre-split) shares of Common Stock at an exercise price of $4.50 ($0.15 pre-split) per share. The Extension Warrant contains the same terms and provisions in all material respects as the Original Warrants, except for difference in exercise price.

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $4.50 ($0.15 pre-split) to $0.345 ($0.0115 pre-split) per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 100,000 (3,000,000 pre-split) shares of Common Stock underlying the Extension Warrants was increased to 1,304,348 (39,130,435 pre-split) shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 1,730,057 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Cavalry/Mercer Notes until after March 30, 2023 and (ii) waive any events of default under the Cavalry/Mercer Notes and the Cavalry/Mercer SPAs;

(4)	Certain other warrants held by Cavalry and Mercer which contain a mandatory exercise provision allowing us to force exercise of such warrants if the price of the Common Stock is $1.80 ($0.06 pre-split) per share or above were amended effective December 30, 2022 to reduce such forced exercise price to $1.20 ($0.04 pre-split) per share; and

(5)	The Company was obligated to register the shares of Common Stock underlying the Cavalry/Mercer Notes and the shares underlying all warrants held by Cavalry and Mercer for resale with the Securities and Exchange Commission and the Company filed the registration statement to satisfy such registration obligation.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

December 2022 Note Amendment Transaction (continued)

The parties also acknowledged that the principal and accrued interest under the Cavalry/Mercer Notes as of December 28, 2022 is equal to an aggregate of $2,264,784, or $1,132,392 for each of Cavalry and Mercer. In addition, as a result of the reduction in the conversion price of the Cavalry/Mercer Notes, certain other warrants held by third parties have their exercise price of such warrants reduced to $0.345 ($0.0115 pre-split) per share. All of the shares of our Common Stock underlying the Cavalry/Mercer Notes as amended and all warrants held by Cavalry and Mercer as adjusted were registered for resale pursuant to a registration statement that was declared effective on February 6, 2023.

The amendments to the Cavalry/Mercer Notes were evaluated in terms of ASC 470, Debt, to determine if the amendments to the Cavalry/Mercer Notes were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the Cavalry/Mercer Notes from $4.50 ($0.15 pre-split) to $0.345 ($0.0115 pre-split) per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the Cavalry and Mercer valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants held by Cavalry and Mercer to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $(43,608) and the value of the notes of $964,000 (see note 11 above) and the value of full rachet provisions of certain of the warrants issued to the Cavalry and Mercer amounting to $841,003 (see note 14 below), the amendment of the Cavalry/Mercer Notes was determined to be a debt extinguishment.

Effective December 30, 2023 on February 27, 2024, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to April 30, 2024, other than the maturity date all other terms remained the same. The Company will perform an analysis to determine whether the amendment meets the definition of a debt extinguishment or modification in terms of ASC 470.

Convertible notes payable consists of the following:

Description	Interest Rate		Maturity date	Principal	Accrued Interest	Unamortized debt discount	December 31, 2023 Amount, net	December 31, 2022 Amount, net
Cavalry Fund I LP	10.00%		April 30, 2024	898,980	10,238	-	909,218	1,133,301

Mercer Street Global Opportunity Fund, LLC	10.00%		April 30, 2024	991,754	148,010	-	1,139,764	1,133,301

Red Road Holdings Corporation	29.32	*%	June 15, 2024	101,679	1,393	(61,301)	41,771	-
	27.77	*%	July 30 2024	66,606	1,622	(49,545)	18,683	-
	32.04	*%	September 30, 2024	63,250	668	(60,809)	3,109	-

2023 convertible notes	8.00 to 12.00%		December 31, 2023 to September 14, 2024	2,026,666	80,916	(515,847)	1,591,735	-

Total convertible notes payable				$4,148,935	$242,847	$(687,502)	$3,704,280	$2,266,602

*	The red Road Holdings Corporation interest rate is an effective interest rate as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.

Interest expense totaled $319,543 and $193,886 for the years ended December 31, 2023 and 2022, respectively.

Amortization of debt discount totaled $770,372 and $263,200  for the years ended December 31, 2023 and 2022, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

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

Between August 24, 2023 and November 20, 2023, Cavalry converted $139,726 of interest and $192,774 of interest into 963,769 shares of Common Stock at a conversion price of $0.345 per share realizing a loss on conversion of $42,210.

Subsequent to year end, on February 27, 2024, the maturity date of the notes was extended to April 30, 2024, all other terms remain the same as the previous notes. Based on an analysis performed, the amendment to the agreement was determined to be a debt modification, there were no expenses incurred on the amendment and interest will be accrued at the effective interest rate.

The balance of the Cavalry Note plus accrued interest at December 31, 2023 was $909,218.

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

Between May 19, 2023 and August 30, 2023, Mercer converted an aggregate of $100,000 into 289,856 shares of common stock at a conversion price of $0.345 per share, realizing a loss on conversion of $48,551.

On February 27, 2024, Cavalry entered into a note amendment with the company extending the maturity date of the convertible note to April 30, 2024.

The balance of the Mercer Note plus accrued interest at December 31, 2023 was $1,139,764.

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

On December 20, 2023, the Company settled the outstanding principal of $62,857 and interest thereon of $2,514, of the Quick Capital note, thereby extinguishing the debt.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

1800 Diagonal Street Lending LLC

●	On May 10, 2023, the Company closed a transaction with 1800 Diagonal Street Lending LLC (“1800 Diagonal”) pursuant to which the Company received net proceeds of $100,000, after an original issue discount and fees of $17,320 in exchange for the issuance of a $117,320 Convertible Note (the “May 1800 Diagonal Note”), bearing interest at 13% per annum, which interest is earned on issuance of the note, and maturing on May 10, 2024. The May 1800 Diagonal Note was convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

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

Red Road Holdings Corporation

●

On September 9, 2023, the Company closed a transaction with Red Road Holdings Corporation (“RRH”) pursuant to which the Company received net proceeds of $125,000, after an original issue discount and fees of $21,900 in exchange for the issuance of a $146,900 Convertible Note (“RRH Note 1”), bearing interest at 13%, which interest is earned on issuance of the note, an effective interest rate of 29.3%, and maturing on June 15, 2024. The RRH Note 1 has mandatory monthly repayments of $18,444 which commenced on October 14, 2023. The RRH Note 1 is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The balance of the RRH Note 1 plus accrued interest at December 31, 2023 was $41,772, net of unamortized debt discount of $61,301.

●

On October 19, 2023, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $60,000, after an original issue discount and fees of $13,450 in exchange for the issuance of a $73,450 Convertible Note (“RRH Note 2”), bearing interest at 13%, which interest is earned on issuance of the note, an effective interest rate of 27.8%, and maturing on July 30, 2024. The RRH Note 2 has mandatory monthly repayments of $9,222 which commenced on November 30, 2023. The RRH Note 2 is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The balance of the RRH Note 2 plus accrued interest at December 31, 2023 was $18,683, net of unamortized debt discount of $49,545.

●

On December 20, 2023, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $50,000, after an original issue discount and fees of $13,250 in exchange for the issuance of a $63,250 Convertible Note (“RRH Note 3”), bearing interest at 15%, which interest is earned on issuance of the note, an effective interest rate of 32.0%, and maturing on September 30, 2024. The RRH Note 3 has mandatory monthly repayments of $8,082. The RRH Note 3 is convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The balance of the RRH Note 3 plus accrued interest at December 31, 2023 was $3,109, net of unamortized debt discount of $60,809.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

2023 Convertible Notes

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors, pursuant to which the Company received an aggregate of $2,026,666 in gross proceeds in a private placement through the issuance of:

●	Convertible Promissory Notes (the “2023 Notes” and each a “2023 Note”); and

●	five-year warrants (the “2023 Warrants”) to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

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

On December 14, 2023, two notes totaling $225,000 which matured on December 31, 2023 were rolled over for an additional 3 months to March 30, 2024. In exchange for the roll-over, the Company issued the note holders warrants exercisable for 292,463 shares of common stock at an exercise price of $0.345 per share.

The balance of the 2023 Notes plus accrued interest at December 31, 2023 was $1,591,734, net of unamortized debt discount of $515,847.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	DERIVATIVE LIABILITY (continued)

Between September 12, 2023 and December 20, 2023, the Company entered into a convertible note agreement with RRH which have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $416,317 but limited to the cash value of the convertible notes of $235,000, using a Black-Scholes valuation model.

The net movement on the derivative liability for the year ended December 31, 2023 was a net mark-to-market credit of $1,501,446 determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2023	Year ended December 31, 2022
Conversion price	$0.104 to $0.345	$0.345 to $4.50
Risk free interest rate	3.60 to 5.55%	0.79 to 4.73%
Expected life of derivative liability	3.5 to 47 months	1.5 to 59 months
Expected volatility of underlying stock	158.72 to 217.01%	120.49 to 258.3%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	December 31, 2023	December 31, 2022
Opening balance	$2,550,642	$407,161
Derivative financial liability arising from convertible note and warrants	385,000	238,182
Derivative financial liability arising on note amendment included in loss on convertible notes	-	2,317,051
Fair value adjustment to derivative liability	(1,501,446)	(411,752)
	$1,434,196	$2,550,642

15	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 13,819,889 and 12,563,426 shares of Common Stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

On July 8, 2022, the Company entered into a consulting agreement with a third-party contractor for a period of twelve months to (i) review the Company’s business plan; (ii) analyze and assess the Company’s revenues, costs, and cash flow; and (iii) introduce the Company to and interface on the Company’s behalf with potential and actual commercial partners.

The Company issued 66,667 (2,000,000 pre-split) shares of Common Stock as compensation for the services rendered which were fully earned on the date of issue. These shares were valued at $84,000 at the date of grant. In addition, the contractor will receive a monthly fee of $3,000 for the term of the Agreement, commencing on August 1, 2022.

On July 8, 2022, the Company entered into a second consulting agreement with a separate third-party contractor for a period of twelve months to (i) review the Company’s business plan; (ii) analyze and assess the Company’s revenues, costs, and cash flow; and (iii) introduce the Company to and interface on the Company’s behalf with potential and actual commercial partners. The Company issued 66,667 (2,000,000 pre-split) shares of Common Stock as compensation for the services rendered which were fully earned on the date of issue. These shares were valued at $84,000 at the date of grant.

On July 11, 2022, the Board approved the issuance of  66,667 (2,000,000 pre-split) restricted shares of Common Stock to Richard Rosenblum, the Company’s President and Chief Financial Officer. These shares were valued at $110,000 at the date of grant.

On August 5, 2022, the Board approved the issuance of 100,000 (3,000,000 pre-split) shares of Common Stock to Samad Harake or his designees as compensation for the services rendered which were fully earned on the date of issue., Mr. Harake is the president and control person of Frictionless. These shares were valued at $165,000 at the date of grant.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

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

On November 8, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 289,855 shares of Common Stock for the conversion of $100,000 of convertible debt, refer note 13 above.

On November 20, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 500,000 shares of Common Stock for the conversion of $172,500 of convertible debt, refer note 13 above.

b.	Restricted stock awards

On December 15, 2020, in terms of an employment agreement entered into with an employee, the Company granted 83,333 (2,500,000 pre-split) restricted shares of which 33,333 (1,000,000 pre-split) vested on January 1, 2021 and the remaining 50,000 (1,500,000 pre-split) shares vest over a period of two years. The 50,000 (1,500,000 pre-split) shares of unvested restricted stock which was not physically issued to the employee were not earned due to the cessation of employment with the Company.

A summary of restricted stock activity during the period January 1, 2022 to December 31, 2023 is as follows:

	Total restricted shares*	Weighted average fair market value per share*	Total unvested restricted shares*	Weighted average fair market value per share*	Total vested restricted shares*	Weighted average fair market value per share*
Outstanding January 1, 2022	716,500	$1.47	341,583	$1.47	374,917	$1.47
Granted and issued	66,667	1.65	-	-	66,667	1.65
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,791)	(1.47)	170,791	1.47
Outstanding December 31, 2022	783,167	$1.50	170,792	$1.47	612,375	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,792)	(1.47)	170,792	1.47
Outstanding December 31, 2023	783,167	$1.50	-	$-	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The restricted stock granted, issued and exercisable at December 31, 2023 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted*	Weighted Average Fair Value per Share*
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The Company has recorded an expense of $0 and $361,064 for the years ended December 31, 2023 and 2022, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of December 31, 2023 and December 31, 2022.

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

On December 30, 2022, the Company issued to Frictionless a 5-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.345 per share. The fair value of these warrants was $348,938 determined by using a Black-Scholes valuation model, which fair value was capitalized to purchased technology on the date of grant. On May 12, 2023, the Company entered into an agreement to cancel this warrant (see note 1(b)).

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

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors, as disclosed in note 13 above. In terms of these Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate 5,696,586 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes or the 2023 Warrants for public resale.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

On August 11, 2023, the company issued an investor a five-year replacement warrant for a warrant that had expired on February 13, 2023 exercisable for 33,334 shares of common stock at an exercise price of $1.50 per share.

On December 14, 2023, two notes totaling $225,000 which matured on December 31, 2023 were rolled over for an additional 3 months to March 30, 2024. In exchange for the roll-over, the Company issued the note holders five-year warrants exercisable for 292,463 shares of common stock at an exercise price of $0.345 per share.

During the current year warrants exercisable for 33,334 shares expired as unexercised and a further warrants exercisable for 1,000,000 shares of common stock were forfeited on the disposal of frictionless and Beyond Fintech as disclosed in note 4 above.

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

In connection with the formation of IPSIPay Express, the Company issued to each of the other venture partners, OpenPath and EfinityPay, IPEX Warrants to purchase an aggregate of 133,334 shares of Common Stock with an exercise of $0.45 per share. The Company is obligated to issue each of OpenPath and EfinityPay additional IPEX Warrants to purchase 199,999 shares of Common Stock at a price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the remaining initial Tranche. Simultaneously with the funding of the second Tranche in September 2023, the Company became obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second Tranche. Simultaneously with the funding of the third Tranche, the Company will issue to each of OpenPath and EfinityPay an additional IPEX warrant to purchase 166,667 shares of common stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the third Tranche. If the full IPSI Capital Contribution is funded, OpenPath and EfinityPay will receive IPEX Warrants to purchase an aggregate of 1,333,334 shares of Common Stock. See note 1(b) above.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2023
Exercise price	$0.345 to 0.45
Risk free interest rate	3.77 to 4.86%
Expected life	5 years
Expected volatility of underlying stock	187.40 to 192.80%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2022 to December 31, 2023 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2022	1,243,477	$1.50 – 5.625	$3.60
Granted	1,700,000	0.345 – 1.035	0.5478
Increase in warrants due to debt amendment full rachet trigger	2,408,696	0.345	0.345
Cancelled on debt amendment	(165,797)	4.50	4.50
Exercised	-	-	-
Outstanding December 31, 2022	5,186,376	$0.345 – 5.625	$0.9000
Granted	6,289,051	0.345 – 1.50	0.3556
Forfeited	(33,334)	1.50	1.5000
Cancelled on disposal of investment in Frictionless and Beyond Fintech	(1,000,000)	0.345	0.3450
Exercised	-	-	-
Outstanding December 31, 2023	10,442,093	$0.345 – 5.625	$0.6265

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at December 31, 2023 are as follows:

	Warrants Outstanding*			Warrants Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$0.345	9,055,642	4.16		9,055,642		4.16
$0.450	266,668	4.48		266,668		4.48
$1.035	500,000	1.52		437,500		1.52
$1.500	33,334	4.62		33,334		4.62
$4.50	505,560	2.21		505,560		2.21
$5.625	80,889	2.21		80,889		2.21
	10,442,093	3.94	$0.6265	10,379,593	$0.6240	3.95

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2023 and 2022, respectively.

e.	Stock options

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

During the current financial year, the Company cancelled options exercisable for 23,891 (716,666 pre-split) shares of common stock due to the previous resignation or termination of employees and officers whose stock options were not exercised in accordance with the terms allowed under the plan and were therefore canceled.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

A summary of option activity during the period January 1, 2022 to December 31, 2023 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2022	1,017,223	$4.50 to 12.00	$4.50
Granted	526,668	1.20 – 4.50	4.20
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	1,543,891	$1.20 to 12.00	$4.47
Granted	-	-	-
Forfeited/Cancelled	(23,889)	$1.20 to 12.00	5.41
Exercised	-	-	-
Outstanding December 31, 2023	1,520,002	$1.20 to 12.00	$4.46

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The options outstanding and exercisable at December 31, 2023 are as follows:

	Options Outstanding*			Options Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$1.20	20,001	5.86		20,001		5.86
$4.50	1,500,001	7.94		1,388,890		7.96
	1,520,002	7.91	$4.46	1,408,891	$4.45	7.93

The options outstanding have an intrinsic value of $0 as of December 31, 2023 and 2022.

The option expense was $377,856 and $1,233,682 for the years ended December 31, 2023 and 2022, respectively.

16	LOSS ON CONVERTIBLE NOTES

The loss on convertible notes consists of the following:

	December 31, 2023	December 31, 2022
Penalty on cash settlement of convertible note	$9,306	$247,063
Expense on extension of maturity date of convertible notes	64,256	836,414
Fair value of warrants issued to convertible note holders on extension of maturity date	-	238,182
Fair value of derivative liability arising on the amendment of the exercise price of convertible notes and the full-rachet trigger on certain warrants issued to convertible note holders	-	2,360,658
Value of notes exchanged for certain warrants, net of the derivative liability value of $(43,608)	-	920,392
	$73,562	$4,602,709

Penalty on cash settlement of convertible note

On February 4, 2022, the Company cash settled the outstanding balance, including early settlement penalty thereon of $247,063, of a convertible note owing to Bellridge for gross proceeds of $1,235,313.

On August 3, 2023, the Company cash settled the outstanding balance of two convertible notes owing to 1800 Diagonal Street Lending LLC, including an early settlement penalty thereon of $9,306.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	LOSS ON CONVERTIBLE NOTES (continued)

Expense on extension of maturity date of convertible notes

On December 14, 2023, the Company extended the maturity date of two convertible notes to March 30, 2024, and issued the note holders additional warrants exercisable for 292,463 shares of common stock, the modification of the terms and the issue of the new warrants was assessed as a debt extinguishment, resulting in a charge of $64,256 for the year ended December 31, 2023.

In the prior year, The Company twice extended the maturity date of its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022, in terms of these extensions, the Company incurred penalties which increased the principle outstanding of these convertible notes in the aggregate amount of $836,414.

Fair value of warrants issued to convertible note holders on extension of maturity date

In addition to the penalty on extension of maturity date on its indebtedness to each of Cavalry and Mercer, in consideration for the second extension on August 30, 2022, the Company agreed to issue to each of Cavalry and Mercer a new five-year warrant to purchase an additional 100,000 (3,000,000 pre-split) shares of common stock at an exercise price of $4.50 ($0.15 pre-split) per share. The fair value of these warrants were determined as $238,182 on August 30, 2022, using a Black-Scholes valuation model.

Fair value of derivative liability arising on the amendment of the exercise price of convertible notes and the full-rachet trigger on certain warrants issued to convertible note holders

On December 30, 2022, the Company again extended the maturity dates of each of the Notes to Cavalry and Mercer to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed that the conversion price of the Notes was reduced from $4.50 ($0.15 pre-split) to $0.345 ($0.0115 pre-split) per share and in addition, resulted in the 100,000 (3,000,000 pre-split) shares of common stock underlying the Extension Warrants increasing to 1,304,348 (39,130,435 pre-split) shares, in terms of the full-rachet provisions in those warrant agreements. The change in the conversion price and the increase in the number of warrant shares to be issued at the revised exercise price of $0.345 ($0.0115 pre-split) per share, resulted in a derivative liability on December 30, 2022 of $2,340,580, determined by using a Black-Scholes valuation model.

In addition to this, certain other warrants outstanding had their conversion price reduced from $1.50 ($0.05 pre-split) per share to $0.345 ($0.0115 pre-split) per share in terms of their warrant agreements, resulting in an additional derivative liability on December 30, 2022 of $20,079, determined by using a Black-Scholes valuation model.

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

17	INCOME TAXES

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	INCOME TAXES (continued)

Federal Income Tax - United States (continued)

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

The provision for income taxes consists of the following:

	Year ended December 31, 2023		Year ended December 31, 2022
Current
Federal	$		$
State		-		-
Foreign		-		-
		$-		$-
Deferred
Federal		$-		$-
State		-		-
Foreign		-		-
		$-		$-

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Continuing operations
Tax expense at the federal statutory rate	$(1,225,845)	$(2,169,599)
State tax expense, net of federal tax effect	(170,564)	(324,289)
Permanent differences	712,951	1,194,446
Prior year net operating loss true up	(228,714)	(3,277)
	(912,172)	(1,302,719)
Deferred income tax asset valuation allowance	912,172	1,302,719
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2023	December 31, 2022
Other	$241,491	$241,491
Capital loss	491,275	-
Net operating losses	6,900,076	6,479,181
Stock based compensation	511,142	511,142
Valuation allowance	(8,143,986)	(7,231,814)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2023 and December 31, 2022 was $8,143,986 and $7,231,814, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $912,172 and is primarily attributable to tax operating losses and capital losses realized during the current year.

As of December 31, 2023, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2023, the Company had available for income tax purposes approximately $26.8 million in federal and $19.0 million in state net operating loss carry forwards, which may be available to offset future taxable income. $3.5 million of the net operating losses will begin to expire in 2034 and $23.3 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	INCOME TAXES (continued)

The Company’s ability to utilize the previous Federal operating loss carryforwards may be adjusted if, pursuant to IRC Section 382/383 of the Internal Revenue Code of 1986, as amended, a change of ownership occurs. Management does not believe an ownership change has occurred under IRC Section 382/383. A future change in ownership may result in an adjustment to the loss carryforward.

The Company is subject to taxation in the U.S. and CA state. U.S. federal income tax returns for 2019 and after, remain open to examination. No income tax returns are currently under examination. As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

18	EQUITY BASED COMPENSATION

Equity based compensation is made up of the following:

	Year ended December 31, 2023	Year ended December 31, 2022
Incentive stock awards	$377,856	$1,594,746
Securities issued for services rendered	144,828	333,000
	$522,684	$1,927,746

19	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2023 and 2022 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31, 2023 (Shares)	Year ended December 31, 2022 (Shares)
Convertible debt	13,363,993	6,569,863
Stock options	1,520,002	1,543,891
Warrants to purchase shares of common stock	10,442,093	5,186,375
	25,326,088	13,300,129

20	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

James Fuller

On September 13, 2022, the Company granted Mr. Fuller ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share.

The option expense for Mr. Fuller was $0 and $7,993 for the years ended December 31, 2023 and 2022, respectively.

Mr. Fuller voluntarily resigned as a member of the Board of Directors effective as of our 2022 annual meeting of shareholders which occurred on November 3, 2022.

William Corbett

On July 11, 2022, the Company granted Mr. Corbett ten-year options exercisable for 500,000 shares of Common Stock at an exercise price of $4.50 per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	RELATED PARTY TRANSACTIONS (continued)

On June 21, 2023, Mr. Corbett advanced the company $50,000 to cover certain working capital expenses, the advance is short term in nature, bears no interest and has no fixed repayment terms. This advance was repaid on December 4, 2023.

The option expense for Mr. Corbett was $266,346 and $1,090,201 for the years ended December 31, 2023 and 2022, respectively.

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

The option expense for Mr. Henry was $0 and $7,993 for the years ended December 31, 2023 and 2022, respectively.

Mr. Henry voluntary elected not to stand for re-election at the company’s annual general meeting, his tenure as a director ended on the date of the annual general meeting, November 30, 2023.

Madisson Butler

On September 13, 2022, the Company granted Ms. Butler (formerly known as Madisson Corbett), immediately vesting, ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Ms. Butler was $0 and $7,993 for the years ended December 31, 2023 and 2022, respectively.

David Rios

On September 13, 2022, the Company granted Mr. Rios, immediately vesting, ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share, valued at $7,993 using a Black Scholes valuation model.

The option expense for Mr. Rios was $0 and $7,993 for the years ended December 31, 2023 and 2022, respectively.

Richard Rosenblum

On July 11, 2022, the Company granted Mr. Rosenblum 66,667 restricted shares of Common Stock valued at $110,000, all of which are vested.

The option expense for Mr. Rosenblum was $111,510 for each of the years ended December 31, 2023 and 2022, respectively.

21	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under notes 12 and 13 above, which originally matured between December 30, 2023 and September 14, 2024, of which the notes that had maturity dates between December 30, 2023 and February 23, 2024 have been extended to dates between April 30, 2024 and August 23, 2024. The Company may settle the notes payable, at its option by the issue of common shares and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

22	SUBSEQUENT EVENTS

Convertible note funding

Between February 6 and February 21, 2024, the Company entered into Securities Purchase Agreements pursuant to which the Company issued convertible promissory notes to four accredited investment entities for total gross proceeds of $308,335. The Notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum, and are convertible into shares of common stock of the Company at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22	SUBSEQUENT EVENTS (continued)

On March 4, 2024, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrant exercisable for shares of common stock to an accredited investor. The Company realized gross proceeds of $100,000 after an original issue discount of $14,286 and a once off interest charge of $9,143. The note matures on September 4, 2024. Principal and interest payments are due in four equal instalments of $30,871 commencing on May 3, 2024. The note is convertible into common stock at a fixed price of $0.345 per share, unless the note is in default, whereby the conversion price will be 70% of the lowest closing bid price for the 5 trading days prior to conversion. The note may be prepaid at any time for the full outstanding principal and outstanding interest.

Non-Binding Letter of Intent with Business Warrior

Overview and Cautionary Statement

On February 13, 2024, the Company signed an amended and restated non-binding letter of intent (the “LOI”) with Business Warrior Corporation, a Wyoming corporation (“BZWR”), pursuant to which the Company would acquire BZWR on the general terms described below (the “Proposed Transaction”).

Neither IPSI nor BZWR shall have any legal obligation of any kind with respect to the Proposed Transaction unless and until binding definitive agreements with respect to the Proposed Transaction are executed. Moreover, the Proposed Transaction, assuming definitive agreements are even executed, would be subject to the approval of the stockholders of both IPSI and BZWR and the satisfaction of other conditions to closing.

BZWR is a publicly listed, revenue generating fintech company that offers PayPlan, a comprehensive lending software platform that includes marketing services for lenders and businesses. The Company believes that a potential combination with a fintech company that generates some revenue monthly would complement the development and commercial launch of the Company’s IPSIPay ExpressTM products and potentially other product offerings.

In addition, the Company and BZWR have certain convertible note investors (the “Note Holders”) in common. Therefore, one purpose of the Proposed Transaction would be to convert the indebtedness of both the Company and BZWR held by the Note Holders into equity securities of the Company.

Outline of Proposed Terms

The principal terms of the Proposed Transaction are as follows:

1.	Preliminary Structure. At the closing of the Proposed Transaction (the “Closing”), the Company would acquire 100% of the outstanding equity and equity equivalents of BZWR (including outstanding warrants and other securities that have the right to acquire or convert into equity securities of BZWR) on a cash-free, debt free basis by way of a merger of BZWR into a new subsidiary of the Company.

2.

Consideration. The total consideration provided to or for the benefit of BZWR equity holders (including holders of warrants and other outstanding preferred stock or other convertible securities of BZWR), as applicable (the “Transaction Consideration”) would be in the form of newly-issued shares (the “Transaction Shares”) of Company common stock representing forty percent (40%) of the Common Stock immediately following the Closing.

3.	Note Exchange Transaction; Replacement Preferred. Prior to and as a condition to the Closing, the Note Holders of both IPSI and BZWR shall effect a note exchange transaction pursuant to which all of the outstanding convertible notes of IPSI and BZWR held by the Note Holders will be cancelled and exchanged for shares of newly-issued Series A Convertible Preferred Stock of IPSI (“Replacement Preferred”). The terms of the Replacement Preferred will be negotiated with the Note Holders.

4.	BZWR Capitalization Restructure. Prior to the Closing, BZWR shall cause all of its outstanding shares of preferred stock and warrants to be converted into shares of BZWR common stock, net exercised or cancelled, with the effect that only shares of BZWR common stock would be outstanding a Closing, the holders of which would be entitled to receive the Transaction Consideration.

5.	Board of Directors. The post-Closing Board of Directors of IPSI shall consist of a number of individuals to be agreed upon by IPSI and BZWR, provided that (i) the majority of the post-Closing Board of Directors will be appointed by IPSI and (ii) the majority of the post-Closing Board of Directors will be “independent” as defined under Nasdaq Stock Market rules.

Company Loan to BZWR

On February 12, 2024, and in connection with the LOI and the Proposed Transaction, the Company (utilizing a portion of the proceeds from the issuance of convertible Notes) loaned funds to BZWR in the principal amount of $226,190, which includes an original issue discount equal to $67,857, netting BZWR proceeds $158,333. The loan is memorialized by a secured promissory note (the “BZWR Note”). The BZWR Note does not accrued interest, except in the case of an event of default, which case interest accrues at 15% per annum. The BZWR Note matures on the earlier to occur of December 31, 2025 and the date that BZWR’s securities are listed on a national securities exchange. The BZWR Note may be prepaid at any time for an amount equal to 110% of the then principal and accrued interest. IPSI shall have the right to exchange the BZWR Note for securities issued by BZWR in any subsequent private placement by BZWR. The principal and accrued interest under BZWR Note is convertible into common stock of BZWR at a price equal to $0.0036 per share, subject to certain adjustments and potential resets. BZWR’s obligations under the BZWR Note are guaranteed by BZWR’s subsidiaries and secured by a lien on BZWR’s accounts receivable. The BZWR Note is one of several similar notes issued by BZWR. Keystone Capital Partners LLC is acting as collateral agent for the holders of such notes, include IPSI as the holder of the BZWR Note.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. Our management has concluded that our internal control over financial reporting continued to be ineffective as of December 31, 2023 as a result of continuing insufficient segregation of duties and oversight of work performed in the finance and accounting function due to limited personnel with the appropriate skill sets. During 2024, our management plans to continue to address these matters with a view towards remediating the weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
William Corbett	64	Chairman of the Board, Chief Executive Officer, and Director
Richard Rosenblum	65	President, Chief Financial Officer, Secretary and Director
Madisson Butler	35	Director
David Rios	81	Director

Currently, our Board of Directors consists of four (4) members: William Corbett (Chairman), Richard Rosenblum, Madisson Butler, and David Rios. Except for Ms. Butler, who is the daughter of Mr. Corbett, there are no family relationships between the members of our Board of Directors and executive officers.

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

Madisson G. Butler, Director. Ms. Madisson G. Butler (formerly known as Madisson Corbett) was appointed to our Board of Directors in May 2021. Ms. Butler has extensive experience in sales and built the sales development organizations at Series A-C tech companies. Ms. Butler’s career in sales began in San Diego, overseeing global sales and marketing at the top surf wax company in the US. Ms. Butler then worked at the International Surfing Association, recognized by the International Olympic, Committee and helped introduce surfing to the Olympics in 2020. After her time in San Diego, Ms. Butler began working for various Y Combinator companies including payroll & benefits platform, Gusto, hiring software, Lever, and mental health start up, Modern Health. Presently, Ms. Butler works for fintech start-up, Brex.com and has been with the company over the last two years. She built out the entire sales development organization from scratch and oversaw top of funnel production for the Go To Market Team at Brex.com. Ms. Butler managed the increase of recurring annual revenue from $20,000,000 to $100,000,000 in just 18 months and her team accounted for 85% of the net new revenue generated during the period.

We chose Ms. Butler to serve as a member of our Board of Directors due to her extensive business and finance experience, which makes her a valuable member of our Board of Directors.

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

Director Independence

Our Board of Directors, in the exercise of its reasonable business judgment, has determined that David Rios qualifies as independent directors pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation earned in each of the last two fiscal years ended December 31, 2023 and 2022 by our: (i) principal executive officer; (ii) principal accounting officer and (iii) most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of our company as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards		All other comp.		Total
William Corbett,	2023	$360,000	$-	$-		$266,346	(b)	$15,247	(c)	$641,594
Chairman of the Board and Chief Executive Officer (1)	2022	$360,000	$-	$251,064	(a)	$1,090,201	(b)	$15,632	(d)	$1,716,897

Richard Rosenblum	2023	$216,000	$-	$-		$111,510	(f)	$19,034	(g)	$346,548
Chief Financial Officer and President (2)	2022	$216,000	$-	$110,000	(e)	$111,510	(f)	$22,645	(g)	$460,155

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019 and appointed as Chairman of the board on February 22, 2021.

(2)	Mr. Rosenblum was appointed as our President and Chief Financial Officer on July 22, 2021.

(a)	Mr. Corbett was granted 683,167 restricted shares of common stock on January 1, 2020, of which all are vested.

(b)	On July 11, 2022, Mr. Corbett was granted a ten year option exercisable for 500,000 shares of common stock at an exercise price of $4.50 per share, of which all vested, in addition, on August 16, 2021, Mr. Corbett was granted an option with a ten-year term exercisable for 666,667 shares of common stock at an exercise price of $4.50 per share, of which 592,594 are vested and the remaining 74,073 vest equally over the next 8 months.

(c)	Consist of $8,059 of health care expenses and $7,188 of car allowance for the benefit of Mr. Corbett.

(d)	Consists of $13,236 of health care expenses and $2,396 of car allowance for the benefit of Mr. Corbett.

(e)	Mr. Rosenblum was granted 2,000,000 restricted shares of common stock on July 11, 2022, all of which are vested.

(f)	Mr. Rosenblum was granted a ten year option exercisable for 333,334 shares of common stock at an exercise price of $4.50 per share on August 31, 2021, of which 296,297 are vested and the remaining 37,037 vest equally over the next 8 months.

(g)	Consists of healthcare reimbursements for the benefit of Mr. Rosenblum.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2022:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*	Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William Corbett	592,594	74,073	-	$4.50	8/16/2031	-	$-	-	-
	500,000	-	-	$4.50	7/11/2032	-	-	-	-
Richard Rosenblum	296,297	37,037	-	$4.50	8/16/2031	-	$-	-	-

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

Further, pursuant to the Corbett Employment Agreement, the Company granted Mr. Corbett 170,792 shares of the Company’s common stock, which are fully vested and not subject to forfeiture.

On June 24, 2020, the Company entered into a restricted stock agreement with Mr. Corbett pursuant to which the Company granted him a restricted stock award of 512,375 shares of the Company’s common stock, with such shares are subject to forfeiture and which forfeiture restriction lapse 33%, 33% and 34%, respectively, on the first, second and third anniversary of the date of grant.

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

On February 22, 2021, the Board of Directors of the Company appointed William Corbett, its Chief Executive Officer and Interim Chief Financial Officer, as its Chairman of the board and issued him a five-year warrant to purchase 666,667 shares of the Company’s common stock at an exercise price of $7.20. The board also agreed to increase Mr. Corbett’s monthly base salary to $30,000.

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement (the “August 2021 Corbett Employment Agreement”). The purpose of the August 2021 Corbett Employment Agreement was to provide a replacement grant for warrants previously granted to Mr. Corbett under the terms of his previous employment agreement with the Company. Pursuant to the August 2021 Corbett Employment Agreement, Mr. Corbett would continue to serve as the Company’s Chief Executive Officer on a full time basis effective as of the date of the August 2021 Corbett Employment Agreement until the close of business on December 31, 2024. Mr. Corbett’s base salary will be $30,000 per month, which shall be paid in accordance with the Company’s standard payroll practice for its executives, managers and salaried employees. In addition, the August 2021 Corbett Employment Agreement provides that: (1) Mr. Corbett will be eligible for a cash bonus as determined by the board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the board, in its sole discretion, from time to time; (2) the Company will grant to Mr. Corbett options to purchase 666,667 shares of common stock of the Company at a per share exercise price of $4.50; and (3) a car allowance for Mr. Corbett in the amount of $800 per month. Fifty percent (50%) of the shares subject to the options shall vest on the grant date and the other 50% of the shares subject to the option shall vest at the rate of 1/36 per month over a three-year period. The options will be exercisable for a period of ten years after the date of grant and the Company shall provide for cashless exercise of the option. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan.

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

On July 27, 2021, the Company and Mr. Rosenblum entered into an Executive Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Rosenblum will serve as the Company’s President and Chief Financial Officer on a full time basis effective as of July 1. The effectiveness of the Employment Agreement is subject to the approval of the Employment Agreement by the board, unless earlier terminated as provided in the Employment Agreement. The term of the Employment Agreement is until December 31, 2024. Mr. Rosenblum’s base salary will be $18,000 per month. In addition, the Employment Agreement provides that: (1) Mr. Rosenblum will be eligible for a cash bonus as determined by the board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the board, in its sole discretion, from time to time; and (2) the Company will grant to Mr. Rosenblum options to purchase 333,334 shares of common stock of the Company at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common shares on the OTC exchange or, in the event the stock is up listed, on the NASDAQ exchange, on the date of grant (the “Options”)”. Fifty percent (50%) of the shares subject to the Options shall vest on the grant date and the other 50% of the shares subject to the Option shall vest at the rate of 1/36 per month over a three-year period. The Options will be exercisable for a period of ten (10) years after the date of grant and the Company shall provide for cashless exercise of the Option by Executive. The Options are being granted pursuant to the Company’s 2021 Stock Incentive Plan.

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

On August 16, 2021, the Company entered into an amendment to the Rosenblum Executive Employment Agreement (the “First Amendment”) with Mr. Rosenblum. Under the terms of the Executive Employment Agreement, the Company had agreed to grant to Mr. Rosenblum an option to purchase 333,334 common shares of Company Stock at a per share exercise price equal to the fair market value of the Company’s common stock, as reflected in the closing price of the Company’s common shares on the OTC exchange or, in the event the stock is uplisted, on the NASDAQ exchange, on the date of grant (the “Option”).” The First Amendment provided that the Option was granted on August 31, 2021 at an exercise price of $4.50.

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

The following table sets forth information for the fiscal year ended December 31, 2023 regarding the compensation of our directors who on December 31, 2023 were not also our named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other	Total
Clifford Henry(1)(2)	$16,500	$-	$-	$16,500
Madisson Butler (2)	18,000	-	-	18,000
David Rios(2)	$18,000	$-	$-	$18,000

(1)	Mr. Henry voluntary elected not to stand for re-election at the company’s annual general meeting, his tenure as a director ended on the date of the annual general meeting, November 30, 2023.

(2)	As of December 31, 2023, the following table sets forth the number of aggregate outstanding stock awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Stock Awards
Madisson Butler (1)	73,334
David Rios(2)	40,000

(1)

On July 22, 2021, the Company granted Ms. Butler, a director of the Company, 66,667 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the Board of Directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

On September 13, 2022, the Company granted Ms. Butler, a director of the Company, an option to purchase 6,667 shares of the Company’s common stock at an exercise price of $1.20 per share.

(2)

On July 22, 2021, the Company granted Mr. Rios, a director of the Company, 33,333 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the Board of Directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

On September 13, 2022, the Company granted Mr. Rios, a director of the Company, an option to purchase 6,667 shares of the Company’s common stock at an exercise price of $1.20 per share.

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

The maximum number of securities available under the Plan is 26,667 shares of Common Stock. The maximum number of shares of Common Stock awarded to any individual during any fiscal year may not exceed 3,333 shares of Common Stock.

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

The following table shows the information regarding our equity incentive plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	$—	26,667
2021 Equity Incentive Plan	1,520,002	4.46	246,665
Equity compensation plans not approved by security holders	—	—	—
Total	1,520,002	$4.46	273,332

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2024 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 13,819,889 shares of our common stock on March 29, 2024. We have deemed shares of our common stock subject to options and warrants that are currently exercisable within sixty (60) days of March 29, 2024, to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 56B 5th Street, Lot 1 #AT, Carmel by the Sea, CA 93921.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned
William Corbett (Chief Executive Officer)	1,822,057	(1)	12.2%
Richard Rosenblum (President and Chief Financial Officer)	319,445	(2)	3.2%
Madisson Butler (Director)	73,334	(3)	**
David Rios (Director)	40,001	(4)	**
All officers and directors as a group (4 persons)	2,388,171		15.6%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.

**	Less than 1%

(1)	Includes (i) 683,167 restricted shares of common stock. (ii) a ten year option granted to Mr. Corbett on August 16, 2021 exercisable for 666,667 shares of common stock, of which 638,889 are vested (inclusive of 18,518 options which vest within sixty days of March 31, 2024) and a further 28,778 are subject to vesting on a monthly basis through August 16, 2024, and (iii) a ten year option granted to Mr. Corbett on July 11, 2022 exercisable for 500,000 shares of common stock at an exercise price of $4.50, all of which are vested.

(2)	Consists of 133,334 shares of restricted common stock and options exercisable for 333,334 shares of common stock of which 319,445 are vested (inclusive of 9,259 options which vest within sixty days of March 31, 2024) and a further 13,889 are subject to vesting on a monthly basis through August 16, 2024.

(3)	Consists of 66,667 shares of restricted common stock and a ten year option granted to Ms. Butler on September 15, 2022 exercisable for 6,667 shares of common stock at an exercise price of $1.20, all of which are vested.

(4)	Consists of 33,334 shares of restricted common stock and a ten year option granted to Mr. Rios on September 15, 2022 exercisable for 6.667 shares of common stock at an exercise price of $1.20, all of which are vested.

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

On June 21, 2023, Mr. Corbett advanced the company $50,000 to cover certain working capital expenses, the advance is short term in nature, bears no interest and has no fixed repayment terms. This advance was repaid on December 4, 2023.

Clifford Henry

On September 13, 2022, the Company granted Mr. Henry, immediately vesting, ten-year options exercisable for 6,667 shares of Common Stock at an exercise price of $1.20 per share, valued at $7,993 using a Black Scholes valuation model.

Mr. Henry voluntary elected not to stand for re-election at the company’s annual general meeting, his tenure as a director ended on the date of the Company’s annual general meeting, dated November 30, 2023.

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

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2023 and 2022 by our auditors:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Audit fees and expenses	$81,000	$130,500
Taxation preparation fees	-	10,000
Audit related fees	15,000	-
Other fees	-	-
	$96,000	$140,500

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2023, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation of the Company, dated August 24, 2023, to effect a 1-for-30 reverse stock split (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 30, 2023)
4.1#	2018 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C (File No. 000-55648) filed with the Securities and Exchange Commission on May 14, 2018)
4.2#	2021 Stock Incentive Plan (Incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14A (File No. 000-55648) filed with the Securities and Exchange Commission on September 15, 2021)
4.3	Warrant issued to Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
4.5	Form of Original Issue Discount 12.5% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.6	Form of Warrant Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.7	Warrant Agreement, dated February 22, 2021, issued to William D. Corbett (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 26, 2021)
4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.10	Description of Securities (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 31, 2022)
4.11	Extension with Cavalry Fund I LP, dated February 3, 2022 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 8, 2022).
4.12	Extension with Mercer Street Global Opportunity Fund, LLC, dated February 3, 2022. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 8, 2022)
4.13	Extension Letter Agreement with Cavalry Fund I LP, dated August 30, 2022. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 2, 2022)
4.14	Extension Letter Agreement with Mercer Street Global Opportunity Fund, LLC, dated August 30, 2022 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 2, 2022).
4.15	Promissory Note (Warrant Exchange), dated December 30, 2022, by the Company in favor of Cavalry Fund I LP. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
4.16	Promissory Note (Warrant Exchange) for Mercer Street Global Opportunity Fund, LLC. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)

4.17	Form of Convertible Promissory Note relating to February 2023 private placement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2023)
4.18	Form of Warrant relating to February 2023 private placement (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2023)
4.19	Form of Convertible Promissory Note relating to 2023 note financings (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 000-55648) filed with the Securities and Exchange Commission on August 14, 2023)
4.20	Form of Warrant relating to 2023 note financings (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-55648) filed with the Securities and Exchange Commission on August 14, 2023)
10.1#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.2#	Restricted Stock Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.3#	Indemnification Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.4#	Amendment, dated December 14, 2020, to the Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.5#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective July 27, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 28, 2021)
10.6#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, First Amendment, effective August 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.7#	Indemnification Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective August 20, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.8	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.10	Form of Securities Purchase Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.11	Form of Registration Rights Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.12	Note Amendment, dated December 30, 2022, between the Company and Cavalry Fund I LLP (Incorporated by reference to Exhibit10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023).
10.13	Note Amendment, dated December 30, 2022, between the Company and Mercer Street Global Opportunity Fund, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 31, 2021)
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
99.1	Assignment and Transfer Agreement by and between Pinz Capital Special Opportunities Fund, L.P. and Cavalry Fund I LP, dated October 20, 2020 (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interaction Data File (embedded within the Inline XBLR document)

*	Filed herewith.
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Date: March 29, 2024	By:	/s/ William Corbett
William Corbett
Chief Executive Officer and Chairman

Date: March 29, 2024	By:	/s/ Richard Rosenblum
Richard Rosenblum
Chief Financial Officer, President and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ William Corbett	Chief Executive Officer and Chairman	March 29, 2024
William Corbett	(Principal Executive Officer)

/s/ Richard Rosenblum	Chief Financial Officer, President and Director	March 29, 2024
Nathen Fuentes, CPA	(Principal Financial and Accounting Officer)

/s/ Madisson Butler	Director	March 29, 2024
Madisson Butler

/s/ David Rios	Director	March 29, 2024
David Rios