Form 10-K/A
period 2023-12-31
Innovative Payment Solutions, Inc.
filed 2024-04-17
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 16, 2024, the issuer had 13,819,889 shares of common stock outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of Innovative Payment Solutions, Inc. (the “Company”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Original Filing”), is being filed solely to correct a typographical error as to the signing date of the Report of Independent Registered Public Accounting Firm contained therein, which read March 29, 2023 instead of March 29, 2024.

This Amendment No. 1 includes: Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the signing date of the Report of Independent Registered Public Accounting Firm.

In addition, pursuant to the rules of the SEC, the exhibit list included herein reflects currently-dated certifications from the Company’s principal executive officer and principal accounting officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART II

Item 8. Financial Statements and Supplementary Data

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 29, 2024

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

William Corbett (continued)

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

Convertible note funding (continued)

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

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

The following documents are filed as part of this amended report:

(a)(1)	Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K/A, incorporated into this Item by reference.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	The following exhibits are either filed as part of this Annual Report on Form 10-K/A:

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interaction Data File (embedded within the Inline XBLR document)

*	Filed herewith.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Date: April 17, 2024	By:	/s/ William Corbett
William Corbett
Chief Executive Officer and Chairman

Date: April 17, 2024	By:	/s/ Richard Rosenblum
Richard Rosenblum
Chief Financial Officer, President and Director

2