Form 10-Q
period 2024-03-31
Innovative Payment Solutions, Inc.
filed 2024-05-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1230229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56B 5th Avenue, Lot 1 #AT, Carmel By The Sea, CA	93921
(Address of Principal Executive Office)	(Zip Code)

(866) 477-4729
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 13, 2024, there were 13,819,889 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this Report and in the “Business,” “Risk Factors” and other sections of the 2023 Form 10-K. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)

Current Assets
Cash	$6,875	$50,433
Other current assets	12,597	38,818
Total Current Assets	19,472	89,251

Non-current assets
Plant and equipment	6,484	7,027
Notes receivable	161,615	-
Security deposit	5,000	5,000
Equity method investment	703,954	703,938
Total Non-Current Assets	877,053	715,965
Total Assets	$896,525	$805,216

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$2,307,053	$2,023,375
Federal relief loans – current portion	9,309	9,369
Notes payable	1,086,374	1,062,007
Convertible debt, net of unamortized discount of $432,702 and $687,503, respectively	4,393,479	3,704,280
Derivative liability	618,255	1,434,196
Total Current Liabilities	8,414,470	8,233,227

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	8,564,470	8,383,227

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 13,819,889 issued and outstanding as of March 31, 2024 and December 31, 2023.	1,382	1,382
Additional paid-in-capital	50,897,756	50,656,225
Accumulated deficit	(58,567,083)	(58,235,618)
Total Equity (Deficit)	(7,667,945)	(7,578,011)
Total Liabilities and Equity (Deficit)	$896,525	$805,216

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023

Net Revenue	$-	$433

Cost of Goods Sold	-	2,085

Gross loss	-	(1,652)

General and administrative	626,797	949,947
Depreciation and amortization	542	140,690
Total Expense	627,339	1,090,637

Loss from Operations	(627,339)	(1,092,289)

Deemed Interest income	3,282	-
Loss on convertible notes	(66,047)	-
Interest expense	(136,919)	(85,221)
Amortization of debt discount	(319,899)	(22,967)
Derivative liability movements	815,941	940,750
Loss before Income Taxes	(330,981)	(259,727)

Income Taxes	-	-
Net Loss after income taxes	(330,981)	(259,727)

Net loss from equity method investments	(484)	-
Net loss from continuing operations	(331,465)	(259,727)

Discontinued operations
Net loss from discontinued operations	-	(15,260)
	-	(15,260)
Net loss	(331,465)	(274,987)

Net loss attributable to non-controlling interest	-	1,597
Net loss attributable to Innovative Payment Solutions, Inc. stockholders	$(331,465)	$(273,390)

Basic and diluted loss per share*
Continuing operations*	(0.02)	(0.02)
Discontinued operations*	-	(0.00)
	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and diluted	13,819,889	12,563,389

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$-	$(7,578,011)
Fair value of warrants issued to convertible debt holders	-	-	-	-	44,813	-	-	44,813
Fair value of warrants issued on debt extinguishment	-	-	-	-	66,047	-	-	66,047
Fair value of warrants issued for services	-	-	-	-	36,207	-	-	36,207
Stock based compensation	-	-	-	-	94,464	-	-	94,464
Net loss	-	-	-	-	-	(331,465)	-	(331,465)
Balance at March 31, 2024	-	$-	13,819,889	$1,382	$50,897,756	$(58,567,083)	$-	$(7,667,945)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	-	$-	12,563,426	$1,256	$48,442,355	$(52,399,858)	$1,597	$(3,954,650)
Fair value of warrants issued to convertible debt holders	-	-	-	-	251,856	-	-	251,856
Fair value of warrants issued for services	-	-	-	-	36,207	-	-	36,207
Stock based compensation	-	-	-	-	94,464	-	-	94,464
Net loss	-	-	-	-	-	(273,390)	(1,597)	(274,987)
Balance at March 31, 2023	-	$-	12,563,426	$1,256	$48,824,882	$(52,673,248)	$-	$(3,847,110)

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,465)	$(274,987)
Net loss from discontinued operations	-	15,260
Net loss from continuing operations	(331,465)	(259,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(815,941)	(940,750)
Depreciation	542	140,690
Amortization of debt discount	319,899	22,967
Loss on convertible notes	66,047	-
Deemed interest income	(3,282)	-
Unrealized loss on equity method investments	484	-
Warrants issued for services	36,207	36,207
Stock based compensation	94,464	94,464
Changes in Assets and Liabilities
Other current assets	26,221	21,957
Accounts payable and accrued expenses	283,679	76,420
Interest accruals	120,396	83,837
Cash used in operating activities – continuing operations	(202,749)	(723,935)
Cash provided by operating activities – discontinued operations	-	35,631
CASH USED IN OPERATING ACTIVITIES	(202,749)	(688,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	-	(28,893)
Investment in notes receivable	(158,333)	-
Investment in equity method investment	(500)	-
Net cash used in investing activities – continuing operations	(158,833)	(28,893)
Net cash used in investing activities – discontinued operations	-	(35,890)
CASH USED IN INVESTING ACTIVITIES	(158,833)	(64,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	402,335	535,000
Repayment of convertible notes	(84,311)	-
Repayment of federal relief loans	-	(809)
NET CASH PROVIDED BY FINANCING ACTIVITIES	318,024	534,191

NET DECREASE IN CASH	(43,558)	(218,896)
Cash and cash included in assets held for sale at the beginning of the period	50,433	374,765
CASH AT END OF PERIOD	$6,875	$155,869
RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$50,433	$373,822
Cash included in assets held for sale	-	943
CASH AT THE BEGINNING OF THE PERIOD	$50,433	$374,765
RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$6,875	$155,185
Cash included in assets held for sale	-	684
CASH AT THE END OF THE PERIOD	$6,875	$155,869
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,522	$1,384
NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$44,813	$251,856

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

a)	Organizational History (continued)

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company; (ii) the warrant to purchase 1,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless, were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was a credit against potential future services to be provided by Frictionless to the Company in an amount up to $250,000. As a result of the novation agreement with Frictionless discussed below, the Company no longer utilizes, and does not expect to utilize, the services of Frictionless for the foreseeable future. The collectability of the remaining credit receivable of $231,431 has been impaired.

On August 30, 2023, the Company implemented a 1 for 30 reverse stock split of its Common Stock. Unless the context expressly requires otherwise, as used in this Report, all share and per share numbers reflect such reverse stock split.

On September 5, 2023, the Company’s entered into a novation agreement whereby it assigned all its rights and interest in its e-wallet product, IPSIPay, and its receivables and payables due from and to Frictionless, related to IPSIPay, to a third party in order to concentrate all of its efforts on the IPSIPay Express LLC (“IPSIPay Express”) joint venture. See note 1(b) for further information.

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

IPSIPay Express

On April 28, 2023, the Company formed a new company called IPSIPay Express. This entity was formed as a Delaware limited liability company joint venture with OpenPath, Inc. (“OpenPath”) and EfinityPay, LLC (“EfinityPay”, and the Company, collectively with OpenPath and EfinityPay, the “Members”) to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

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

Pursuant to the Operating Agreement, the Company agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company is required to make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board of Managers of IPSIPay Express. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and OpenPath and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third (1/3) of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or will be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche was paid in September 2023 and (iv) the third $500,000 Tranche was expected to be paid on or before November 30, 2023. In late 2023, the Company agreed with its joint venture partners that such investment was not required as the joint venture is not operational as yet. The need for any additional advances will be addressed with the joint venture partners once IPEX becomes operational and begins generating revenue, our current shareholding in the joint venture remains at 22%.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2024 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 and amended on April 17, 2024.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements as of March 31, 2024, include the financial statements of the Company. The unaudited condensed consolidated financial statements as of March 31, 2023, include the financial statements of the Company and its subsidiary in which it has a majority voting interest, until May 12, 2023, the date of disposal of its Beyond Fintech subsidiary. Pursuant to the May 2023 Frictionless Agreement, the Company disposed of its 51% interest in Beyond Fintech. Therefore the Company currently has no subsidiaries.

All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

The Company’s operations and prospects are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. The recent wars in Ukraine and Israel and the global inflationary environment which has resulted in significant interest rate increases in the U.S and abroad has resulted in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities, which may have an adverse impact on its business and financial condition and may hamper the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended March 31, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

h)	Reporting by Segment

No segmental information is required as the Company has only one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2024 and December 31, 2023, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2024 and December 31, 2023, the balance did not exceed federally insured limits.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2024 and 2023.

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

The Company had minimal revenues of $0 and $433 for the three months ended March 31, 2024 and 2023, respectively.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2024 and December 31, 2023, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the three months ended March 31, 2024, the Company had a net loss of $331,465 In connection with preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2024, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended March 31, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about their ability to continue as a going concern.

4	DISCONTINUED OPERATIONS

In the prior year, effective May 12, 2023, the Company disposed of its investment in Beyond Fintech.

The statement of operations from discontinued operations is as follows:

Three months ended
March 31
2023

Net Revenue	$-
Cost of Goods Sold	-
Gross loss	-

General and administrative	15,260
Depreciation and amortization	-
Total Expense	15,260

Loss from operations before income taxes	(15,260)
Income Taxes	-
Loss from discontinued operations, net of taxation	$(15,260)

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5	LOANS RECEIVABLE

On February 22, 2024, the Company (utilizing a portion of the proceeds from the issuance of convertible notes) loaned funds to Business Warrior Corporation (“BZWR”) in the principal amount of $226,190, which includes an original issue discount equal to $67,857, for net proceeds of $158,333. The loan is memorialized by a secured promissory note (the “BZWR Note”). The BZWR Note does not accrued interest, except in the case of an event of default, which case interest accrues at 15% per annum. The BZWR Note matures on the earlier to occur of December 31, 2025 and the date that BZWR’s securities are listed on a national securities exchange. The BZWR Note may be prepaid at any time for an amount equal to 110% of the then principal and accrued interest. IPSI shall have the right to exchange the BZWR Note for securities issued by BZWR in any subsequent private placement by BZWR. The principal and accrued interest under BZWR Note is convertible into common stock of BZWR at a price equal to $0.0036 per share, subject to certain adjustments and potential resets. BZWR’s obligations under the BZWR Note are guaranteed by BZWR’s subsidiaries and secured by a lien on BZWR’s accounts receivable.

The debt discount on the BZWR note is amortized as income utilizing the effective interest rate method.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Unamortized discount	March 31, 2024 Amount, net
Business Warrior Corporation	0%	December 31, 2025	226,190	(64,575)	161,615

Discount amortized to income as deemed interest during the three months ended March 31, 2024 was $3,282.

6	INTANGIBLES

On August 26, 2021, the Company formed Beyond Fintech to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owned 51% of Beyond Fintech with the other 49% owned by Frictionless. Prior to the disposal of Beyond Fintech to Frictionless the Company spent an additional 77,211 on the software to further enhance the Beyond Wallet product offering.  On May 12, 2023, Beyond Fintech was sold to Frictionless.

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, prior to the novation of the rights and obligation to a third party, the company spent an additional $1,171,805 to facilitate the functioning of the IPSIPay software in the cloud environment. On September 5, 2023, the Company novated all its rights and obligations to its IPSIPay wallet to a third party.

Amortization expense was $0 and $125,856 for the three months ended March 31, 2024 and 2023, respectively.

7	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EFinityPay. As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of March 31, 2024, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments related to IPSIPay Express for the period ended March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Cash contribution to IPSIPay Express	$999,500	$999,000
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,220
Prior period equity loss from joint venture	(403,282)	(403,282)
Current period equity income (loss) from joint venture	(484)	-
	$703,954	$703,938

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8	LEASES

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

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating lease expense	$-	$15,264

Other lease information:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$-	$(15,264)

Remaining lease term – operating lease	-	Monthly

9	FEDERAL RELIEF LOANS

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

The company has accrued interest of $9,309 and $9,369 on this loan as of March 31, 2024 and December 31, 2023, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	NOTES PAYABLE

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

On February 27, 2024, the maturity date of the notes was extended to April 30, 2024 with an automatic one month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The Company performed an analysis in terms of ASC 470 and it was determined that the extension was a debt modification, in addition, no additional consideration was paid for the maturity date extension.

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	March 31, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10%	April 30, 2024	482,000	61,187	543,187	531,004
Mercer Street Global Opportunity Fund, LLC	10%	April 30, 2024	482,000	61,187	543,187	531,003
Total convertible notes payable			$964,000	$122,374	$1,086,374	$1,062,007

Interest expense totaled $24,368 and $24,100 for the three months ended March 31, 2024 and 2023, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	CONVERTIBLE NOTES PAYABLE

December 2022 Note Amendment Transaction

The Company twice extended its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Cavalry/Mercer Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022. In consideration for the second extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry and Mercer under the Cavalry/Mercer Notes by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 100,000 shares of Common Stock at an exercise price of $4.50 per share. The Extension Warrant contains the same terms and provisions in all material respects as the Original Warrants, except for difference in exercise price.

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $4.50 to $0.345 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 100,000 shares of Common Stock underlying the Extension Warrants was increased to 1,304,348 shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 1,730,057 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Cavalry/Mercer Notes until after March 30, 2023 and (ii) waive any events of default under the Cavalry/Mercer Notes and the Cavalry/Mercer SPAs;

(4)	Certain other warrants held by Cavalry and Mercer which contain a mandatory exercise provision allowing us to force exercise of such warrants if the price of the Common Stock is $1.80 per share or above were amended effective December 30, 2022 to reduce such forced exercise price to $1.20 per share; and

(5)	The Company was obligated to register the shares of Common Stock underlying the Cavalry/Mercer Notes and the shares underlying all warrants held by Cavalry and Mercer for resale with the Securities and Exchange Commission and the Company filed the registration statement to satisfy such registration obligation.

The parties also acknowledged that the principal and accrued interest under the Cavalry/Mercer Notes as of December 28, 2022 is equal to an aggregate of $2,264,784, or $1,132,392 for each of Cavalry and Mercer. In addition, as a result of the reduction in the conversion price of the Cavalry/Mercer Notes, certain other warrants held by third parties have their exercise price of such warrants reduced to $0.345 per share. All of the shares of our Common Stock underlying the Cavalry/Mercer Notes as amended and all warrants held by Cavalry and Mercer as adjusted were registered for resale pursuant to a registration statement that was declared effective on February 6, 2023.

The amendments to the Cavalry/Mercer Notes were evaluated in terms of ASC 470, Debt, to determine if the amendments to the Cavalry/Mercer Notes were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the Cavalry/Mercer Notes from $4.50 to $0.345 per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the Cavalry and Mercer valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants held by Cavalry and Mercer to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $43,608 and the value of the notes of $964,000 (see note 11 above) and the value of full rachet provisions of certain of the warrants issued to the Cavalry and Mercer amounting to $841,003 (see note 14 below), the amendment of the Cavalry/Mercer Notes was determined to be a debt extinguishment.

Effective December 30, 2023, on February 27, 2024, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to April 30, 2024, with an automatic one month extension each month until such time as the note is declared to be in default, other than the maturity date all other terms remained the same. The Company performed an analysis in terms of ASC 470 and it was determined that the extension was a debt modification, in addition, no additional consideration was paid for the maturity date extension.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	CONVERTIBLE NOTES PAYABLE (continued)

December 2022 Note Amendment Transaction (continued)

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	March 31, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10.00%	April 30, 2024	$898,980	$32,963	$-	$931,943	$909,218
Mercer Street Global Opportunity Fund, LLC	10.00%	April 30, 2024	991,754	173,079	-	1,164,833	1,139,764
Red Road Holdings Corporation*	29.32%	June 15, 2024	52,691	722	(14,457)	38,956	41,771
	27.77%	July 30, 2024	43,385	880	(18,419)	25,846	18,683
	32.04%	September 30, 2024	51,148	1,209	(32,843)	19,514	3,109
Quick Capital, LLC*	11.12%	September 30, 2024	114,286	2,348	(52,602)	64,032	-
2023 and 2024 convertible notes	8.00 to 12.00%	May 22, 2024 to February 21, 2025	2,335,001	127,735	(314,381)	2,148,355	1,591,735
Total convertible notes payable			$4,487,245	$338,936	$(432,702)	$4,393,479	$3,704,280

*	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are an effective interest rate as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.

Interest expense totaled $110,769 and $59,737 for the three months ended March 31, 2024 and 2023, respectively.

Amortization of debt discount totaled $319,899 and $22,967 for the three months ended March 31, 2024 and 2023, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry Fund LP

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

On February 27, 2024, the maturity date of the notes was extended to April 30, 2024, , with an automatic one month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. Based on an analysis performed in terms of ASC470, the amendment to the agreement was determined to be a debt modification, there were no expenses incurred on the amendment and interest will be accrued at the effective interest rate.

The balance of the Cavalry Note plus accrued interest at March 31, 2024 was $931,943.

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

On February 27, 2024, Cavalry entered into a note amendment with the company extending the maturity date of the convertible note to April 30, 2024. with an automatic one month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. Based on an analysis performed in terms of ASC 470, the amendment to the agreement was determined to be a debt modification, there were no expenses incurred on the amendment and interest will be accrued at the effective interest rate.

The balance of the Mercer Note plus accrued interest at March 31, 2024 was $1,164,833.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	CONVERTIBLE NOTES PAYABLE (continued)

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

The balance of the RRH Note 1 plus accrued interest at March 31, 2024 was $38,956, net of unamortized debt discount of $14,457.

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

The balance of the RRH Note 2 plus accrued interest at March 31, 2024 was $25,846, net of unamortized debt discount of $18,419.

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

The balance of the RRH Note 3 plus accrued interest at March 31, 2024 was $19,514, net of unamortized debt discount of $32,842.

Quick Capital, LLC

On March 4, 2024, the Company closed a transaction with Quick Capital, LLC pursuant to which the Company received net proceeds of $94,000, after an original issue discount and fees of $20,286 in exchange for the issuance of a $114,286 Convertible Note, bearing interest at an effective interest rate of 11.12% per annum, which interest is earned on issuance of the note, and maturing on September 4, 2024. The Note is convertible into shares of Common Stock at an initial conversion price of $0.345 per share, in addition, the Company issued a warrant exercisable for 357,764 shares of Common Stock at an initial exercise price of $0.345 per share.

The balance of the Quick Capital note plus accrued interest at March 31, 2024 was $64,032, net of unamortized debt discount of $52,602.

2023 and 2024 Convertible Notes

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors (the “2023 Notes”), and between February 6, 2024 and February 21, 2024 (the “2024 Notes”), the Company entered into Securities Purchase Agreements with 4 accredited investors, pursuant to which the Company received an aggregate of $2,026,666 from the 2023 Notes and $308,335 from the 2024 Notes,  in gross proceeds in private placements through the issuance of:

●	Convertible Promissory Notes (the “2023 Notes and 2024 Notes”); and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock (the “2023 Warrants”), at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	CONVERTIBLE NOTES PAYABLE (continued)

2023 and 2024 Convertible Notes (continued)

The 2023 Notes and the 2024 Notes mature between 3.5 months and 12 months, bear interest at rates between 8% and 12% per annum, and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Notes and 2024 Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes and the 2024 Notes or the 2023 Warrants for public resale.

The 2023 Notes, the 2024 Notes and the 2023 Warrants contain conversion limitations providing that a holder thereof may not convert the 2023 Notes or exercise the 2023 Warrants to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

On December 14, 2023, two notes totaling $225,000 which matured on December 31, 2023 were rolled over for an additional 3 months to March 30, 2024. In exchange for the roll-over, the Company issued the note holders warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share. On May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, the Company issued to note holders warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share.

On March 14, 2024, the Company extended the maturity date of 11 convertible notes maturing between February 13, 2024 and February 23, 2024 by an additional six months and as compensation for the extension, the note holders were issued warrants exercisable for 387,673 shares of Common Stock at an exercise price of $0.345 per share. The modification was assessed in terms of ASC 470 and determined to be a debt extinguishment, resulting in the warrant value of $66,047 being expensed as a loss on convertible notes.

The balance of the 2023 Notes and the 2024 Notes plus accrued interest at March 31, 2024 was $2,148,355, net of unamortized debt discount of $314,381.

12	DERIVATIVE LIABILITY

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

The net movement on the derivative liability for the three months ended March 31, 2024 was a net mark-to-market credit of $815,941 determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2024	Year ended December 31, 2023
Conversion price	$ 0.0684 to $0.345	$ 0.104 to $0.345
Risk free interest rate	4.40 to 5.49%	3.60 to 5.55%
Expected life of derivative liability	1 to 41 months	3.5 to 47 months
Expected volatility of underlying stock	157.83 to 201.11%	158.72 to 217.01%
Expected dividend rate	0%	0%

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	DERIVATIVE LIABILITY (continued)

The movement in derivative liability is as follows:

	March 31, 2024	December 31, 2023
Opening balance	$1,434,196	$2,550,642
Derivative financial liability arising from convertible note and warrants	-	385,000
Fair value adjustment to derivative liability	(815,941)	(1,501,446)
	$618,255	$1,434,196

13	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 13,819,889 shares of Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023.

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

On August 24, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 173,914 shares of Common Stock for the conversion of $60,000 of interest on convertible debt, refer Note 11 above.

On August 30, 2023, the Company effectuated a 1 for 30 reverse stock split, resulting in the issuance of an additional 2,838 shares to existing stockholders due to rounding of existing shareholdings. All share amounts disclosed in the unaudited condensed consolidated financial statements have been adjusted to reflect the Company’s 1 for 30 reverse stock split effectuated on August 30, 2023.

On August 31, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 144,928 shares of Common Stock for the conversion of $50,000 of convertible debt, refer note 11 above.

On November 8, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 289,855 shares of Common Stock for the conversion of $100,000 of convertible debt, refer note 11 above.

On November 20, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 500,000 shares of Common Stock for the conversion of $172,500 of convertible debt, refer note 11 above.

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2023 to March 31, 2024 is as follows:

	Total restricted shares*	Weighted average fair market value per share*	Total unvested restricted shares*	Weighted average fair market value per share*	Total vested restricted shares*	Weighted average fair market value per share*
Outstanding January 1, 2023	783,167	$1.50	170,792	$1.47	612,375	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,792)	(1.47)	170,792	1.47
Outstanding December 31, 2023	783,167	$1.50	-	$-	783,167	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding March 31, 2024	783,167	$1.50	-	$-	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards (continued)

The restricted stock granted, issued and exercisable at March 31, 2024 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted*	Weighted Average Fair Value per Share*
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The Company has recorded an expense of $0  for the three months ended March 31, 2024 and 2023.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of March 31, 2024 and December 31, 2023.

d.	Warrants

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors, as disclosed in note 11 above. In terms of these Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate 5,696,586 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes or the 2023 Warrants for public resale.

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

On December 14, 2023, the maturity date of two notes totaling $225,000 which matured on December 31, 2023 were extended for an additional 3 months to March 30, 2024. In exchange for the maturity date extension, the Company issued the note holders five-year warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share. On May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, the Company issued to note holders warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share.

During 2023, warrants exercisable for 33,334 shares expired as unexercised and an additional warrant exercisable for 1,000,000 shares of Common Stock was forfeited on the disposal of Frictionless and Beyond Fintech.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

On March 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, as disclosed in note 11 above. In terms of the Securities Purchase Agreement, the Company issued a five-year warrant to purchase an aggregate of 357,764 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On March 14, 2024, the Company extended the maturity date of 11 convertible notes maturing between February 13, 2024 and February 23, 2024 by an additional six months and as compensation for the extension, the note holders were issued warrants exercisable for 387,673 shares of Common Stock at an exercise price of $0.345 per share.

The 2023 and 2024 Warrants contain conversion limitations providing that a holder thereof may not exercise the Warrants to the extent that, if after giving effect to such exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Three months ended March 31, 2024
Exercise price	$0.345
Risk free interest rate	4.15 to 4.21%
Expected life	5 years
Expected volatility of underlying stock	190.72 to 191.17%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2023 to March 31, 2024 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	5,186,376	$0.345 – 5.625	$0.9000
Granted	6,289,051	0.345 – 1.50	0.3556
Forfeited	(33,334)	1.50	1.5000
Cancelled on disposal of investment in Frictionless and Beyond Fintech	(1,000,000)	0.345	0.3450
Exercised	-	-	-
Outstanding December 31, 2023	10,442,093	$0.345 – 5.625	$0.6265
Granted	745,437	0.345	0.345
Forfeited	-	-	-
Cancelled on disposal of investment in Frictionless and Beyond Fintech	-	-	-
Exercised	-	-	-
Outstanding March 31, 2024	11,187,530	$0.345 – 5.625	$0.6077

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at March 31, 2024 are as follows:

	Warrants Outstanding*			Warrants Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$0.345	9,801,079	3.99		9,801,079		3.99
$0.450	266,668	4.23		266,668		4.23
$1.035	500,000	1.27		468,750		1.27
$1.500	33,334	4.37		33,334		4.37
$4.50	505,560	1.96		505,560		1.96
$5.625	80,889	1.96		80,889		1.96
	11,187,530	3.77	$0.6077	11,156,280	$0.6065	3.78

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding have an intrinsic value of $0 as of March 31, 2024 and 2023.

e.	Stock options

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

During 2023, the Company cancelled options exercisable for 23,891 shares of Common Stock due to the previous resignation or termination of employees and officers whose stock options were not exercised in accordance with the terms allowed under the plan and were therefore canceled.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

A summary of option activity during the period January 1, 2023 to March 31, 2024 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	1,543,891	$1.20 to 12.00	$4.47
Granted	-	-	-
Forfeited/Cancelled	(23,889)	$1.20 to 12.00	5.41
Exercised	-	-	-
Outstanding December 31, 2023	1,520,002	$1.20 to 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2024	1,520,002	$1.20 to 12.00	$4.46

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The options outstanding and exercisable at March 31, 2024 are as follows:

	Options Outstanding*			Options Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$1.20	20,001	5.61		20,001		5.61
$4.50	1,500,001	7.69		1,430,557		7.71
	1,520,002	7.66	$4.46	1,450,558	$4.45	7.68

The options outstanding have an intrinsic value of $0 as of March 31, 2024 and 2023.

The option expense was $94,464 and $94,464 for the three months ended March 31, 2024 and 2023, respectively.

14	LOSS ON CONVERTIBLE NOTES

The loss on convertible notes consists of the following:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Expense on extension of maturity date of convertible notes	66,047	-

On March 14, 2024, the Company extended the maturity date of 11 convertible notes which matured between February 13, 2024 and February 23, 2024 by six months and issued the note holders additional warrants exercisable for 387,673 shares of Common Stock, the modification of the terms and the issue of the new warrants was assessed as a debt extinguishment, resulting in a charge of $66,047 for the three months ended March 31, 2024.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2024 and 2023 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31, 2024 (Shares)	Three months ended March 31, 2023 (Shares)
Convertible debt	15,232,285	8,293,738
Stock options	1,520,002	1,543,891
Warrants to purchase shares of Common Stock	11,187,530	6,703,760
	27,939,817	16,541,389

16	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties during the quarter ended March 31, 2024:

William Corbett

An option expense for options still vesting for Mr. Corbett was $66,587 for each of the three months ended March 31, 2024 and 2023.

Richard Rosenblum

An option expense for options still vesting for Mr. Rosenblum was $27,877 for each of the three months ended March 31, 2024 and 2023.

17	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under notes 10 and 11 above, which have maturity dates between March 30, 2024 and February 21,2025. The Company may settle the notes payable, at its option by the issue of common shares and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

18	SUBSEQUENT EVENTS

Convertible note funding

On April 1, 2024, the Company received gross proceeds of $70,000 for a Securities Purchase Agreement entered into on March 26, 2024, pursuant to which the Company issued convertible promissory notes to one accredited investment entity for a principal amount outstanding of $88,500. The Note is unsecured, matures on December 30,2024 and has a one-time interest charge of 15% totaling $13,275. The note is convertible into Common Stock upon an event of default at a variable conversion price of 65% of the lowest trading price for the 10 days immediately prior to conversion. The note may be prepaid at a discount to the full amount outstanding, including once-off interest of 96%.

On April 12, 2024 and May 3, 2024, the Company entered into Securities Purchase Agreements with 3 accredited investors pursuant to which the Company received an aggregate of $100,000 in gross proceeds in private placements through the issuance of convertible promissory notes and five-year warrants to purchase an aggregate 289,856 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The notes are unsecured, may be converted into Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), mature 12 months from the date of issuance and bear interest at 8% per annum, based on a 360-day year, and may be prepaid at any time without penalty.

On May 4, 2024, the maturity date of two notes totaling $225,000 which originally matured on December 31, 2023 and which maturity dates were extended to March 30, 2024, on May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, the Company issued to note holders warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share.

Other than the above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Development of IPSIPay Express

Our principal business as of the date of this Report consists of our participation in the IPSIPay Express joint venture. Since May 2023, we have been working with our joint venture partners OpenPath and EfinityPay to establish the necessary elements to commercially launch IPEX. This remains our top business priority. As described in Item 1. Business, we have been responsible for certain key aspects of establishing and launching IPEX. We have continued these efforts during 2024. No assurances can be given that we will be able to launch IPEX with our joint venture partners or that IPSIPay Express will generate revenues for us.

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

Foreign Exchange Risks

We intend to operate in several foreign countries. Changes and fluctuations in the foreign exchange rate between the U.S. Dollar and other foreign currencies may in future have an effect our results of operations.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q for further information.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net revenue

We did not have any revenues during the three months ended March 31, 2024 and minimal revenues of $433 for the three months ended March 31, 2023. The revenue in the prior year was generated from the IPSIPay platform which was been novated to a third party in September 2023. We pivoted to focus our attention on the IPSIPay Express joint venture, where we expect to generate initial revenues during the 2024 fiscal year, dependent on product testing, which is currently underway, and market acceptance.

Cost of goods sold

We did not have any revenues or cost of goods sold for the three months ended March 31, 2024. Cost of goods sold was $2,085 for the three months ended March 31, 2023 and consisted primarily of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $626,797 and $949,947 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $323,150 or 34.0%. The decrease primarily due to the following:

(i)	Selling and marketing expenses were $75,707 and $169,958 for the three months ended March 31, 2024 and 2023, respectively, a decrease of 94,251 or 55.5%. The decrease is primarily due to the reduction in social media advertising costs which were incurred in the prior year to promote the IPSIPay platform, which was novated to a third party in September 2023.

(ii)	Payroll expenses were $269,003 and $279,764 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $10,761 or 3.8%. The decrease is primarily attributable to the reduction in employee taxes which were calculated on the basis of payments made during the current period.

(iii)	Consulting fees was $15,000 and $45,000 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $30,000 or 66.7%, The decrease is primarily due to a reduction in technical consulting expenses as we concentrate all our efforts on developing and marketing the IPSIPay Express business model.

(iv)	Legal fees were $152,594 and $135,523 for the three months ended March 31, 2024 and 2023, respectively, an increase of $17,071 or 12.6%. The increase in legal fees is primarily due to an increase in corporate related matters, including the Business Warrior potential acquisition, discussed above.

(v)	Professional fees were $9,558 and $225,136 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $215,578 or 95.8%. The decrease is primarily due to the cessation of the relationship with Frictionless during May of the prior year and through the prior year disposal of certain assets to Frictionless and the prior year novation of the remaining IPSIPay assets to a third party as we focus all our attention on the IPSIPay Express business opportunity.

(vi)	Audit fees was $80,000 and $0 for the three months ended March 31, 2024 and 2023, respectively, an increase of $80,000 or 100.0%. The increase is primarily related to the timing of invoices received from our auditors.

(vii)	Other general and administrative expenses were $24,935 and $94,566 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $69,631 or 73.6%. The balance of the general and administrative expenses is made up of several individually insignificant expenses.

Depreciation and amortization

Depreciation and amortization was $542 and $140,690 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $146,148, primarily due to the prior year amortization of the software platform which was subsequently novated to a third party on September 5, 2023.

Deemed interest income

Deemed interest income was $3,282 and $0 for the three months ended March 31, 2024 and 2023, respectively, an increase of $3,282 or 100.0%. The deemed interest income arises due to the amortization of debt discount on notes receivable advanced to Business Warrior during the current period.

Loss on convertible notes

Loss on convertible notes was $66,047 and $0 for the three months ended March 31, 2024 and 2023, respectively an increase of $66,047 or 100.0 The loss on convertible notes related to extension warrants issued to certain noteholders to extend the maturity date of their notes by 6 months, the value of the warrants was determined to be a debt extinguishment and were therefore expensed.

Interest expense, net

Interest expense was $136,919 and $85,221for the three months ended March 31, 2024 and 2023, respectively, an increase of $51,698 or 60.7%. The increase is related to the increase in the principal amount of convertible debt from $2,718,508 as at March 31, 2023 to $4,487,245 as at March 31, 2024, an increase of $1,768,737 as we raise additional funding for working capital purposes while we develop and market the IPSIPay Express payment processing platform, which we expect to be operational during the current fiscal year.

Amortization of debt discount

Amortization of debt discount was $319,899 and $22,967 for the three months ended March 31, 2024 and 2023, respectively, an increase of $296,932 or 1,292,90%. The increase is primarily due to the amortization of debt discount related to the valuation of warrants, derivative liabilities and OID’s and fees paid on the increase in convertible debt of $1,768,737 raised since March 31, 2023.

Derivative liability movements

Derivative liability movements were $815,941 and $940,750 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $124,809 or 13.3%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder. The credit during the current period represents the decrease in the mark-to-market value of the derivative liability due to a decrease in our stock price and the cash settlement of certain convertible notes which had derivative liability features.

Net loss from equity method investment

Net loss from equity method investment was $484 and $0 for the three months ended March 31, 2024 and 2023 respectively, an increase of $484 or 100.0%. On April 28, 2023, we formed a new Delaware limited liability company called IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement with Open Path, Inc. and EfinityPay, LLC to memorialize the terms of our IPSIPay Express joint venture. The loss represents our proportionate share of the operating expenses of the joint venture.

Net loss from continuing operations

Net loss from continuing operations was $331,465 and $259,727 for the three months ended March 31, 2024 and 2023, respectively, an increase of $71,738 or 27.6%. The increase is primarily due to the decrease in the derivative liability movement, an increase in interest expense, an increase in discount amortization and the loss on convertible notes, offset by the decrease in general and administrative expenses, which are all discussed in detail above.

Net loss from discontinued operations

Net loss from discontinued operations was $0 and $15,260 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $15,260 or 100.0%. Our Beyond fintech subsidiary was disposed of in the previous year.

Net loss

Net loss was $331,465 and $274,987 for the three months ended March 31, 2024 and 2023, respectively, an increase of $56,478 or 20.5%. The decrease is primarily attributable to the increase in net loss from continuing operations, as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of approximately $58.6 million through March 31, 2024 and incurred negative cash flow from operations of approximately $0.2 million for the three months ended March 31, 2024. Our primary focus is on IPSIPay Express LLC as a three-way joint venture with two other entities to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. On June 19, 2023, we entered into the IPEX Operating Agreement to memorialize the terms of the joint venture.

At March 31, 2024, we had cash of $6,875 and a working capital deficit of $8.4 million including a derivative liability of $0.6 million. After eliminating the derivative liability our working capital deficit is $7.8 million. Subsequent to March 31, 2024, we raised $0.17 million through the issuance of convertible notes to accredited investors.

We used cash of $0.2 million and $0.7 million in operations for the three months ended March 31, 2024 and 2023, respectively. Overall cash used in operations decreased by $0.5 million due to cost containment efforts to preserve cash balances.

We invested $0.2 million in notes receivable for strategic purposes during the three months ended March 31, 2024. In the prior year we had invested $0.06 million in our payment platforms which we subsequently disposed of or novated to other parties.

We generated net cash of $0.3 million during the current period from convertible notes issued to investors to bridge our working capital. In the prior period we generated $0.5 million from convertible notes to fund our operations during the development and launch of the IPSIPay platform.

At March 31, 2024, we had outstanding convertible notes, including interest thereon of $4.8 million (before unamortized debt discount of $0.4 million) and outstanding promissory notes, including interest thereon of $1.1 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at rates from 8% to an effective rate of 32% per annum. and are convertible into our Common Stock at conversion prices ranging from fixed conversion prices of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% of lowest trading prices over a 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Pursuant to the IPSIPay Express joint venture agreement, we were required to invest another $0.5 million in IPSIPay Express by November 30, 2023. In late 2023, we agreed with our joint venture partners that such investment was not required. Therefore, our share of the outstanding equity interests of IPSIPay Express remains at 22.22%. There is no penalty for non-payment other than our share of the joint venture remaining at 22.22% and not increasing to 33.33%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2024 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024.

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

Plaintiffs Naum Voloshin, Andrey Novikov, and Alexander Voloshin asserted, in the Federal Action, that they are entitled to damages in the following amounts: Naum Voloshin: $950,000 plus an unstated amount of lost wages and emotional distress damages. The claim is premised upon Mr. Voloshin earning $15,000 per month and a claim that he was entitled to receive 333,334 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021 that he would have sold on July 1, 2021 for $2.85 per share on July 1, 2021 for $950,000. Andrey Novikov: $285,000 plus emotional distress and punitive damages. The claim is premised upon Mr. Novikov earning $15,000 per month and a claim that he was entitled to receive 100,000 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021, that he would have sold at $2.85 per share on July 1, 2021 for $285,000. Alexander Voloshin: $263,000 plus emotional distress and punitive damages. The claim is premised upon an alleged two-year contract signed in May 2021 that paid him $7,000 per month and that promised him 333,334 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021. Mr. Voloshin claims he would have sold those shares on or about July 1, 2021 for $2.85 per share for $950,000.

We have not received any information on the amount of the claims of the other two plaintiffs.

An arbitrator has been appointed, and the 10-day arbitration has been set for April 7-11 2025 and April 14-18, 2025. Management is vigorously defending the claims and intends to continue to do so.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between February 6, 2024 and March 4, 2024, we entered into Securities Purchase Agreements with 5 accredited investors, pursuant to which we received an aggregate of $402,335 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 357,764 shares of the Company’s Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes mature between 6 months and 12 months, and bear interest at rates from 8% to 11.12% per annum, and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the Warrants for public resale, pursuant to Section 4(a)(2) of the Securities Act.

On April 1, 2024, the Company closed a transaction with Red Road Holdings Corporation (“RRH”) pursuant to which the Company received net proceeds of $70,000, after an original issue discount and fees of $13,500 in exchange for the issuance of a $85,500 Convertible Note, bearing interest at 13%, which interest is earned on issuance of the note and maturing on December 30, 2024. The RRH Note is convertible into shares of Common Stock at a variable conversion rate of 65% of the lowest trading price ten trading days before conversion.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2021)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation of the Company, dated August 24, 2023, to effect a 1-for-30 reverse stock split (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2023)
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Richard Rosenblum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Rosenblum, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: May 14, 2024	By:	/s/ William D. Corbett
William D. Corbett
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Richard Rosenblum
Richard Rosenblum
President & Chief Financial Officer
(Principal Financial and Accounting Officer)