Form 10-Q
period 2024-06-30
Innovative Payment Solutions, Inc.
filed 2024-08-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 13,984,568 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch and generate revenue from our IPSIPay Express joint venture or other digital payment solutions we may seek to develop or commercialize in the future;

●	acceptance by the marketplace of our products and services, notably IPSIPay Express;

●	Our proposed merger with Business Warrior Corporation;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions such as IPSIPay Express and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash	$79,027	$50,433
Receivable from equity method investment	900	-
Notes receivable - current	30,072	-
Other current assets	17,551	38,818
Total Current Assets	127,550	89,251

Non-current assets
Plant and equipment	5,942	7,027
Notes receivable, net of unamortized discount of $56,650	169,540	-
Security deposit	5,000	5,000
Equity method investment	703,866	703,938
Total Non-Current Assets	884,348	715,965
Total Assets	$1,011,898	$805,216

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$2,450,100	$2,023,375
Federal relief loans – current portion	7,788	9,369
Notes payable, net of unamortized discount of $30,673 and $0, respectively	1,214,158	1,062,007
Convertible debt, net of unamortized discount of $382,103 and $432,702, respectively	4,764,895	3,704,280
Derivative liability	680,708	1,434,196
Total Current Liabilities	9,117,649	8,233,227

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	9,267,649	8,383,227

Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023.		-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 13,819,889 issued and outstanding as of June 30, 2024 and December 31, 2023.	1,382	1,382
Additional paid-in-capital	51,107,595	50,656,225
Accumulated deficit	(59,364,728)	(58,235,618)
Total Equity (Deficit)	(8,255,751)	(7,578,011)
Total Liabilities and Equity (Deficit)	$1,011,898	$805,216

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net Revenue	$-	$5	$-	$438

Cost of Goods Sold	-	284	-	2,369

Gross loss	-	(279)	-	(1,931)

General and administrative	407,132	1,057,631	1,033,929	2,007,578
Depreciation and amortization	542	139,015	1,084	279,705
Total Expense	407,674	1,196,646	1,035,013	2,287,283

Loss from Operations	(407,674)	(1,196,925)	(1,035,013)	(2,289,214)

Loss on convertible notes	(36,305)	(18,478)	(102,352)	(18,478)
Loss on disposal of assets	(2,600)	-	(2,600)	-
Interest expense	(146,176)	(95,079)	(283,095)	(180,300)
Interest income	7,997		11,279
Amortization of debt discount	(320,346)	(88,687)	(640,245)	(111,654)
Derivative liability movements	107,547	(1,252,682)	923,488	(311,932)
Loss before Income Taxes	(797,557)	(2,651,851)	(1,128,538)	(2,911,578)

Income Taxes	-	-	-	-
Net Loss after income taxes	(797,557)	(2,651,851)	(1,128,538)	(2,911,578)

Net loss from equity method investments	(88)	(1,381)	(572)	(1,381)
Net loss from continuing operations	(797,645)	(2,653,232)	(1,129,110)	(2,912,959)

Discontinued operations
Operating loss from discontinued operations	-	(25,561)	-	(40,821)
Loss on disposal of subsidiary and investment	-	(495,424)	-	(495,424)
	-	(520,985)	-	(536,245)
Net loss	(797,645)	(3,174,217)	(1,129,110)	(3,449,204)
Net loss attributable to non-controlling interest	-	-	-	1,597
Net loss attributable to Innovative Payment Solutions, Inc., stockholders	$(797,645)	$(3,174,217)	$(1,129,110)	$(3,447,607)

Basic and diluted loss per share*
Continuing operations*	$(0.06)	$(0.21)	$(0.08)	$(0.23)
Discontinued operations*	-	(0.04)	-	(0.04)
	$(0.06)	$(0.25)	$(0.08)	$(0.27)
Weighted Average Number of Shares Outstanding – Basic and diluted	13,819,889	12,596,834	13,819,889	12,580,112

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$-	$(7,578,011)
Fair value of warrants issued to convertible debt holders	-	-	-	-	44,813	-	-	44,813
Fair value of warrants issued on debt extinguishment	-	-	-	-	66,047	-	-	66,047
Fair value of warrants issued for services	-	-	-	-	36,207	-	-	36,207
Stock based compensation	-	-	-	-	94,464	-	-	94,464
Net loss	-	-	-	-	-	(331,465)	-	(331,465)
Balance at March 31, 2024	-	$-	13,819,889	$1,382	$50,897,756	$(58,567,083)	$-	$(7,667,945)
Fair value of warrants issued to convertible debt holders	-	-	-	-	42,863	-	-	42,863
Fair value of warrants issued on debt extinguishment	-	-	-	-	36,305	-	-	36,305
Fair value of warrants issued for services	-	-	-	-	36,207	-	-	36,207
Stock based compensation	-	-	-	-	94,464	-	-	94,464
Net loss	-	-	-	-	-	(797,645)	-	(797,645)
Balance at June 30, 2024	-	$-	13,819,889	$1,382	$51,107,595	$(59,364,728)	$-	$(8,255,751)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2022	-	$-	12,563,426	$1,256	$48,442,355	$(52,399,858)	$1,597	$(3,954,650)
Fair value of warrants issued to convertible debt holders	-	-	-	-	251,856	-	-	251,856
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(273,390)	(1,597)	(274,987)
Balance at March 31, 2023	-	$-	12,563,426	$1,256	$48,824,882	$(52,673,248)	$-	$(3,847,110)
Conversion of convertible debt	-	-	72,464,	7	43,471	-	-	43,478
Fair value of warrants issued to convertible debt holders	-	-	-	-	130,025	-	-	130,025
Fair value of warrants issued for equity method investments	-	-	-	-	108,220	-	-	108,220
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-				(3,174,217)	-	(3,174,217)
Balance as of June 30, 2023	-	$-	12,635,890	$1,263	$49,237,269	$(55,847,465)	$-	$(6,608,933)

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,110)	$(3,449,204)
Net loss from discontinued operations	-	536,245
Net loss from continuing operations	(1,129,110)	(2,912,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(923,488)	311,932
Depreciation	1,084	279,705
Amortization of debt discount	640,245	111,654
Loss on conversion of debt to equity	-	18,478
Loss on convertible debt	102,352	-
Deemed interest income	(11,207)	-
Unrealized loss on equity method investments	572	1,381
Warrants issued for services	72,414	72,414
Stock based compensation	188,928	188,928
Changes in Assets and Liabilities
Receivable from equity method investments	(900)	(22,103)
Receivable from disposal of subsidiary	-	18,570
Other current assets	21,195	77,957
Accounts payable and accrued expenses	426,727	659,490
Related party payables	-	50,000
Interest accruals	247,793	176,107
Cash used in operating activities – continuing operations	(363,395)	(968,446)
Cash provided by operating activities – discontinued operations	-	35,287
CASH USED IN OPERATING ACTIVITIES	(363,395)	(933,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	(188,333)	-
Investment in intangibles		(44,405)
Investment in equity method investment	(500)	(200,000)
Net cash used in investing activities – continuing operations	(188,833)	(244,405)
Net cash used in investing activities – discontinued operations	-	(36,231)
CASH USED IN INVESTING ACTIVITIES	(188,833)	(280,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	-
Proceeds from convertible notes	718,835	900,000
Repayment of convertible notes	(238,013)	(11,840)
Repayment of federal relief loans	-	(2,342)
Net cash provided by financing activities – continuing operations	580,822	885,818
Net cash provided by financing activities – discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	580,822	885,818

NET INCRERASE (DECREASE) IN CASH	28,594	(327,977)
Cash and cash included in assets held for sale at the beginning of the period	50,433	374,765
CASH AT END OF PERIOD	$79,027	$46,788
RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$50,433	$373,822
Cash included in assets held for sale	-	943
CASH AT THE BEGINNING OF THE PERIOD	$50,433	$374,765
RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$79,027	$46,788
Cash included in assets held for sale	-	-
CASH AT THE END OF THE PERIOD	$79,027	$46,788
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$35,302	$4,191
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$87,676	$381,881
Conversion of convertible debt to equity	$-	$25,000
Fair value of warrants issued for equity method investments	$-	$108,220

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

On May 12, 2016, Innovative Payment Solutions, Inc., a Nevada corporation (“IPSI” or the “Company”) (originally formed on September 23, 2013 under the name “Asiya Pearls, Inc.”), entered into an Agreement and Plan of Merger (the “Qpagos Merger Agreement”) with Qpagos Corporation, a Delaware corporation (“Qpagos Corporation”), and Qpagos Merge, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Qpagos Merger Agreement, on May 12, 2016, the merger was consummated, and Qpagos Corporation and Merger Sub merged (the Qpagos “Merger”), with Qpagos Corporation continuing as the surviving corporation of the Merger. On May 27, 2016, the Company’s name was changed from “Asiya Pearls, Inc.” to “QPAGOS”.

Pursuant to the Qpagos Merger Agreement, upon consummation of the Qpagos Merger, each share of Qpagos Corporation’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive two shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Additionally, pursuant to the Qpagos Merger Agreement, upon consummation of the Merger, the Company assumed all of Qpagos Corporation’s warrants issued and outstanding immediately prior to the Merger, which were exercisable for an aggregate of approximately 621,920 shares of Common Stock as of the date of the Qpagos Merger. Prior to and as a condition to the closing of the Qpagos Merger, a then-current holder of 500,000 shares of Common Stock agreed to return 497,500 shares of Common Stock held by such holder to the Company and such holder retained an aggregate of 2,500 shares of Common Stock. The other stockholders of the Company retained 500,000 shares of Common Stock. Therefore, immediately following the Qpagos Merger, Qpagos Corporation’s former stockholders held 4,992,900 shares of Common Stock which represented approximately 91% of the outstanding Common Stock.

The Qpagos Merger was treated as a reverse acquisition of the Company, then a public shell company, for financial accounting and reporting purposes. As such, Qpagos Corporation was treated as the acquirer for accounting and financial reporting purposes while the Company was treated as the acquired entity for accounting and financial reporting purposes.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended June 30, 2024 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 and amended on April 17, 2024.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements as of June 30, 2024, include the financial statements of the Company. The unaudited condensed consolidated financial statements as of June 30, 2023, include the financial statements of the Company and its subsidiary in which it has a majority voting interest, until May 12, 2023, the date of disposal of its Beyond Fintech subsidiary. Pursuant to the May 2023 Frictionless Agreement, the Company disposed of its 51% interest in Beyond Fintech. Therefore the Company currently has no subsidiaries.

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

The Company’s operations and prospects are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. There are also significant risks and uncertainties associated with the Company’s proposed merger with Business Warrior Corporation, a Wyoming corporation (“Business Warrior”) (see Notes 6 and 19 for further information). Further, the ongoing wars in Ukraine and between Israel and Hamas and the global inflationary environment which has resulted in significant interest rate increases in the U.S and abroad has resulted in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities, which may have an adverse impact on its business and financial condition and may hamper the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended June 30, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

h)	Reporting by Segment

No segmental information is required as the Company has only one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2024 and December 31, 2023, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2024 and December 31, 2023, the balance did not exceed federally insured limits.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2024 and 2023.

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

The Company had minimal revenues of $0 and $438 for the six months ended June 30, 2024 and 2023, respectively.

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

Prior to the Company’s reverse merger which took place on May 12, 2016, all share-based payments were based on management’s estimate of market value of the Company’s equity. The factors considered in determining management’s estimate of market value include, assumptions of future revenues, expected cash flows, market acceptability of our technology and the current market conditions. These assumptions are complex and highly subjective, compounded by the business being in its early stage of development in a new market with limited data available.

Where equity transactions with arms-length third parties, who had applied their own assumptions and estimates in determining the market value of our equity, had taken place prior to and within a reasonable time frame of any share-based payments, the value of those share transactions have been used as the fair value for any share-based equity payments.

Where equity transactions with arms-length third parties included both shares and warrants, the value of the warrants have been eliminated from the unit price of the securities using a Black-Scholes valuation model to determine the value of the warrants. The assumptions used in the Black Scholes valuation model includes market related interest rates for risk-free government issued treasury securities with similar maturities; the expected volatility of the Common Stock based on companies operating in similar industries and markets; the estimated stock price of the Company; the expected dividend yield of the Company and; the expected life of the warrants being valued.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2024 and December 31, 2023, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the six months ended June 30, 2024, the Company had a net loss of $1.1 million In connection with preparing the unaudited condensed consolidated financial statements for the six months ended June 30, 2024, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended June 30, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about their ability to continue as a going concern.

4	DISPOSAL OF INVESTMENT IN FRICTIONLESS AND BEYOND FINTECH

On May 12, 2023, the Company entered into the May 2023 Frictionless Agreement to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company (representing a 10% ownership interest in Frictionless); (ii) the warrant to purchase 30,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (representing a 51% ownership interest in Beyond Fintech) (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless is $250,000, which will be paid by Frictionless exclusively in the form of 20% credits against invoices for work done by Frictionless for the Company for the 18-month period following the closing under the existing software services between the Company and Frictionless. The May 2023 Frictionless Agreement has customary representations, indemnification and mutual release provisions. The closing of the transactions contemplated by the May 2023 Frictionless Agreement occurred on May 12, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4	DISPOSAL OF INVESTMENT IN FRICTIONLESS AND BEYOND FINTECH (continued)

The assets and liabilities disposed of were as follows:

Amount
Assets

Current Assets
Cash	$339

Non-current assets
Intangible assets	327,211
Security deposit	15,000
Investment	500,000
842,211
Total assets	842,550

Liabilities

Current Liabilities
Accounts payable	97,126

Net assets sold	745,424
Proceeds due on disposal	(250,000)
Net loss on disposal	$495,424

5	DISCONTINUED OPERATIONS

In the prior year, effective May 12, 2023, the Company disposed of its investment in Beyond Fintech.

The statement of operations from discontinued operations is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	-	25,561	-	40,821
Depreciation and amortization	-	-	-	-
Total Expense	-	25,561	-	40,821

Loss from operations before income taxes	-	(25,561)	-	(40,821)

Income Taxes	-	-	-	-
Loss from discontinued operations, net of taxation	$-	$(25,561)	$-	$(40,821)

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6	LOANS RECEIVABLE

On February 22, 2024, the Company (utilizing a portion of the proceeds from the issuance of convertible notes) loaned funds to Business Warrior in the principal amount of $226,190, which includes an original issue discount equal to $67,857, for net proceeds to Business Warrior of $158,333. The loan is memorialized by a secured promissory note (the “Business Warrior Note”). The Business Warrior Note does not accrued interest, except in the case of an event of default, which case interest accrues at 15% per annum. The Business Warrior Note matures on the earlier to occur of December 31, 2025 and the date that Business Warrior securities are listed on a national securities exchange. The Business Warrior Note may be prepaid at any time for an amount equal to 110% of the then principal and accrued interest. The Company has the right to exchange the Business Warrior Note for securities issued by Business Warrior in any subsequent private placement by Business Warrior. The principal and accrued interest under Business Warrior Note is convertible into common stock of Business Warrior at a price equal to $0.0036 per share, subject to certain adjustments and potential resets. Business Warrior’s obligations under the Business Warrior Note are guaranteed by Business Warrior’s subsidiaries and secured by a lien on Business Warrior’s accounts receivable.

The debt discount on the Business Warrior’s note is amortized as income utilizing the effective interest rate method.

On June 19, 2024, the Company (utilizing a portion of the proceeds from the issuance of convertible notes) loaned additional funds to Business Warrior in the principal amount of $30,000 (the “June Business Warrior Note”). The June Business Warrior Note accrues interest at 8% per annum and matures on November 1, 2024. The June Business Warrior Note plus any accrued interest may be prepaid at any time without penalty.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2024 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$(56,650)	$169,540
	8.0%	November 1, 2024	30,000	72	-	30,072
Total convertible notes payable			$256,190	$72	$(56,650)	$199,612
Disclosed as follows:
Current portion of notes receivable						$30,072
Long-term portion of notes receivable						169,540
						$199,612

Discount amortized to income as deemed interest during the three months and six months ended June 30, 2024 was $7,925 and $11,207, respectively.

Interest earned for the three and six months ended June 30, 2024 was $72.

7	INTANGIBLES

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

Amortization expense was $0 and $128,348 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $254,204 for the six months ended June 30, 2024 and 2023, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EFinityPay. As described in Note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of June 30, 2024, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments related to IPSIPay Express for the period ended June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Cash contribution to IPSIPay Express	$999,500	$999,000
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,220
Prior period equity loss from joint venture	(403,282)	(403,282)
Current period equity income (loss) from joint venture	(572)	-
	$703,866	$703,938

9	LEASES

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

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Operating lease expense	$-	$30,528

Other lease information:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$-	$(30,528)

Remaining lease term – operating lease		Monthly

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10	FEDERAL RELIEF LOANS

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

The company has accrued interest of $7,788 and $9,369 on this loan as of June 30, 2024 and December 31, 2023, respectively.

11	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10.00%	July 30, 2024	$482,000	$73,371	$-	$555,371	$531,004
Mercer Street Global Opportunity Fund, LLC	10.00%	July 30, 2024	482,000	73,371	-	555,371	531,003
2023 and 2024 notes	8.00 to 12.00%	February 28, 2025 to March 14, 2025	133,333	756	(30,673)	103,416	-
Total notes payable			$1,097,333	$147,498	$(30,673)	$1,214,158	$1,062,007

Interest expense totaled $25,123 and $24,368 for the three months ended June 30, 2024 and 2023, respectively, and $49,491 and $48,468 for the six months ended June 30, 2024 and 2023, respectively.

Amortization of debt discount totaled $2,660 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $2,660 and $0 for the six months ended June 30, 2024 and 2023, respectively.

Cavalry Fund I LP and Mercer Street Global Opportunity Fund, LLC

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

On February 27, 2024, the maturity date of the notes was extended to April 30, 2024 with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The Company performed an analysis in terms of ASC 470 and it was determined that the extension was a debt modification, in addition, no additional consideration was paid for the maturity date extension.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11	NOTES PAYABLE (continued)

2024 Notes

Between May 29, 2024 and June 14, 2024, the Company entered into two Securities Purchase Agreements with a single accredited investor (the “2024 Notes”), pursuant to which the Company issued two promissory notes totaling $133,333 for gross proceeds of $100,000, including an aggregate original issuance discount of $33,333.

The 2023 Notes and the 2024 Notes mature between February 28, 2025 and March 14, 2025 and bear interest at 8.5% per annum.

The 2024 Notes have restrictions relating to fundamental transactions which require the approval of the note holder, in addition the note holder has an optional redemption right on subsequent transactions that may require the Company to redeem all or part of the Note, at a premium of 120% of the cash amount of the Note, at the note holder’s discretion.

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

Effective December 30, 2023, on February 27, 2024, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to April 30, 2024, with an automatic one-month extension each month until such time as the note is declared to be in default, other than the maturity date all other terms remained the same. The Company performed an analysis in terms of ASC 470 and it was determined that the extension was a debt modification, in addition, no additional consideration was paid for the maturity date extension.

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10.0%	April 30, 2024	$898,980	$55,687	$-	$954,667	$909,218
Mercer Street Global Opportunity Fund, LLC	10.0%	April 30, 2024	991,754	198,149	-	1,189,903	1,139,764
Red Road Holdings Corporation*	29.32%	June 15, 2024	-	-	-	-	41,771
	27.77%	July 30, 2024	18,050	363	(1,900)	16,513	18,683
	32.04%	September 30, 2024	30,348	745	(9,796)	21,297	3,109
	24.98%	December 30, 2024	88,500	5,604	(59,542)	34,562	-
	24.51%	March 30, 2025	125,080	503	(122,830)	2,753	-
Quick Capital, LLC*	11.12%	September 30, 2024	59,410	1,511	(6,640)	54,281	-
	11.03%	November 28, 2024	57,144	1,417	(21,011)	37,550	-
2023 and 2024 convertible notes	8.0 to 12.0%	May 22, 2024 to February 21, 2025	2,435,001	178,752	(160,384)	2,453,369	1,591,735
Total convertible notes payable			$4,704,267	$442,731	$(382,103)	$4,764,895	$3,704,280

*	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are an effective interest rate as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.

Interest expense totaled $119,079 and $69,320 for the three months ended June 30, 2024 and 2023, respectively, and $229,848 and $129,057 for the six months ended June 30, 2024 and 2023, respectively.

Amortization of debt discount totaled $317,686 and $88,687 for the three months ended June 30, 2024 and 2023, respectively, and $637,585 and $111,654 for the six months ended June 30, 2024 and 2023, respectively.

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

On February 27, 2024, the maturity date of the notes was extended to April 30, 2024, with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. Based on an analysis performed in terms of ASC470, the amendment to the agreement was determined to be a debt modification, there were no expenses incurred on the amendment and interest will be accrued at the effective interest rate.

The balance of the Cavalry Note plus accrued interest at June 30, 2024 was $954,667.

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

On February 27, 2024, Mercer entered into a note amendment with the company extending the maturity date of the convertible note to April 30, 2024. with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. Based on an analysis performed in terms of ASC 470, the amendment to the agreement was determined to be a debt modification, there were no expenses incurred on the amendment and interest will be accrued at the effective interest rate.

The balance of the Mercer Note plus accrued interest at June 30, 2024 was $1,189,903.

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

The RRH1 was repaid in full during the current quarter.

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

The balance of the RRH Note 2 plus accrued interest at June 30, 2024 was $16,513, net of unamortized debt discount of $1,900.

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

The balance of the RRH Note 3 plus accrued interest at June 30, 2024 was $21,297, net of unamortized debt discount of $9,796.

●

On April 2, 2024, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $70,000, after an original issue discount and fees of $18,500 in exchange for the issuance of a $88,500 Convertible Note (“RRH Note 4”), bearing interest at 15%, which interest is earned on issuance of the note, an effective interest rate of 24.98%, and maturing on December 30, 2024. The RRH Note 4 has mandatory repayments of $61,065 on September 30, 2024 and $13,570 per month on October 30, 2024, November 30, 2024 and December 30, 2024. The RRH Note 4 is convertible into shares of Common Stock at a variable conversion rate of 65% of the lowest trading price ten trading days before conversion.

The balance of the RRH Note 4 plus accrued interest at June 30, 2024 was $34,562, net of unamortized debt discount of $59,542.

●

On June 25, 2024, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $100,000, after an original issue discount and fees of $25,080 in exchange for the issuance of a $125,080 Convertible Note (“RRH Note 5”), bearing interest at 15%, which interest is earned on issuance of the note, an effective interest rate of 24.51%, and maturing on March 30, 2025. The RRH Note 4 has mandatory repayments of $93,498 on December 30, 2024 and $16,782 per month on January 30, 2025, February 28, 2025 and March 30, 2025. The RRH Note 5 is convertible into shares of Common Stock at a variable conversion rate of 65% of the lowest trading price ten trading days before conversion.

The balance of the RRH Note 5 plus accrued interest at June 30, 2024 was $2,753, net of unamortized debt discount of $122,830.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12	CONVERTIBLE NOTES PAYABLE (continued)

Quick Capital, LLC

●

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

The balance of the Quick Capital note plus accrued interest at June 30, 2024 was $54,281, net of unamortized debt discount of $6,640.

●

On May 28, 2024, the Company closed a transaction with Quick Capital, LLC pursuant to which the Company received net proceeds of $46,500, after an original issue discount and fees of $10,644 in exchange for the issuance of a $57,144 Convertible Note, bearing interest at an effective interest rate of 11.03% per annum, which interest is earned on issuance of the note, and maturing on November 28, 2024. The Note is convertible into shares of Common Stock at an initial conversion price of $0.345 per share, in addition, the Company issued a warrant exercisable for 178,882 shares of Common Stock at an initial exercise price of $0.345 per share.

The balance of the Quick Capital note plus accrued interest at June 30, 2024 was $37,550, net of unamortized debt discount of $21,011.

2023 and 2024 Convertible Notes

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors (the “2023 Notes”), and between February 6, 2024 and May 3, 2024 (the “2024 Notes”), the Company entered into Securities Purchase Agreements with 7 accredited investors, pursuant to which the Company received an aggregate of $2,026,666 from the 2023 Notes and $408,335 from the 2024 Notes, in gross proceeds in private placements through the issuance of:

●	Convertible Promissory Notes (the “2023 Notes and 2024 Notes”); and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock (the “2023 Warrants”) and an aggregate of 289,856 shares of Common Stock (the “2024 Warrants”), at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The 2023 Notes and the 2024 Notes mature between 3.5 months and 12 months, bear interest at rates between 8% and 12% per annum and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Notes and 2024 Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes and the 2024 Notes or the 2023 Warrants for public resale.

The 2023 Notes, the 2024 Notes and the 2023 Warrants contain conversion limitations providing that a holder thereof may not convert the 2023 Notes and 2024 Notes or exercise the 2023 Warrants or the 2024 Warrants, to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

At June 30, 2024, notes with a principal amount of $390,000 and accrued interest thereon on $36,000 have matured. No further extensions on notes that have matured or are expected to mature prior to and subsequent to the date of this Report have been requested or granted. Pursuant to the Merger Agreement entered into with Business Warrior on July 28, 2024 and as a condition precedent to the consummation of the merger contemplated thereunder, the Company is negotiating with all of its convertible note holders to exchange such convertible notes for a newly issued Series A Convertible Preferred Stock of the Company. The terms of the exchange and such Series A Convertible Preferred Stock are still to be determined and are subject to Company stockholder approval. See Note 19 for further information.

The balance of the 2023 Notes and the 2024 Notes plus accrued interest at June 30, 2024 was $2,453,369, net of unamortized debt discount of $160,384.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13	DERIVATIVE LIABILITY

The convertible notes and warrants issued by the Company to Cavalry, Mercer and RRH as described in Note 12 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

Between September 12, 2023 and December 20, 2023, and between April 2, 2024 and June 25, 2024, the Company entered into a convertible note agreement with RRH which have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $416,317 and $268,873, respectively, but limited to the cash value of the convertible notes of $235,000 and $170,000, respectively, using a Black-Scholes valuation model.

The net movement on the derivative liability for the three months ended June 30, 2024 was a net mark-to-market credit of $107,547 and for the six months ended June 30, 2024 was a net market credit of $923,488, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended June 30, 2024	Year ended December 31, 2023
Conversion price	$ 0.0684 to $0.345	$ 0.104 to $0.345
Risk free interest rate	4.40 to 5.49%	3.60 to 5.55%
Expected life of derivative liability	1 to 41 months	3.5 to 47 months
Expected volatility of underlying stock	153.82 to 201.11%	158.72 to 217.01%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	June 30, 2024	December 31, 2023
Opening balance	$1,434,196	$2,550,642
Derivative financial liability arising from convertible note and warrants	170,000	385,000
Fair value adjustment to derivative liability	(923,488)	(1,501,446)
	$680,708	$1,434,196

14	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 13,819,889 shares of Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023.

On May 19, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 72,464 shares of Common Stock for the conversion of $25,000 of convertible debt, refer Note 12 above.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2023 to June 30, 2024 is as follows:

	Total restricted shares*	Weighted average fair market value per share*	Total unvested restricted shares*	Weighted average fair market value per share*	Total vested restricted shares*	Weighted average fair market value per share*
Outstanding January 1, 2023	783,167	$1.50	170,792	$1.47	612,375	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,792)	(1.47)	170,792	1.47
Outstanding December 31, 2023	783,167	$1.50	-	$-	783,167	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding June 30, 2024	783,167	$1.50	-	$-	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The restricted stock granted, issued and exercisable at June 30, 2024 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted*	Weighted Average Fair Value per Share*
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The Company has recorded an expense of $0  for the three and six months ended June 30, 2024 and 2023.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of June 30, 2024 and December 31, 2023.

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

In connection with the formation of IPSIPay Express, the Company issued to each of the other venture partners, OpenPath and EfinityPay, IPEX Warrants to purchase an aggregate of 133,334 shares of Common Stock with an exercise of $0.45 per share. The Company is obligated to issue each of OpenPath and EfinityPay additional IPEX Warrants to purchase 199,999 shares of Common Stock at a price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the remaining initial Tranche. Simultaneously with the funding of the second Tranche in September 2023, the Company became obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second Tranche. Simultaneously with the funding of the third Tranche, the Company will issue to each of OpenPath and EfinityPay an additional IPEX warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the third Tranche. If the full IPSI Capital Contribution is funded, OpenPath and EfinityPay will receive IPEX Warrants to purchase an aggregate of 1,333,334 shares of Common Stock. See note 1(b) above. As of the date of this Report, it is not expected that the full IPSI Capital Contribution will be required to be funded.

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

On March 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, as disclosed in note 12 above. In terms of the Securities Purchase Agreement, the Company issued a five-year warrant to purchase an aggregate of 357,764 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On March 14, 2024, the Company extended the maturity date of 11 convertible notes maturing between February 13, 2024 and February 23, 2024 by an additional six months and as compensation for the extension, the note holders were issued warrants exercisable for 387,673 shares of Common Stock at an exercise price of $0.345 per share.

Between May 3, 2024 and May 28, 2024, the Company entered into a Securities Purchase Agreements with four accredited investors, as disclosed in note 12 above. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 468,738 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On May 4, 2024, the maturity date of two notes totaling $225,000 which originally matured on December 31, 2023 and which maturity dates were extended to March 30, 2024, on May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, on June 14, 2024, the Company issued to note holders warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share.

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

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Six months ended June 30, 2024
Exercise price	$0.345
Risk free interest rate	3.84 to 4.56%
Expected life	5 years
Expected volatility of underlying stock	190.50 to 191.17%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2023 to June 30, 2024 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	5,186,376	$0.345 – 5.625	$0.9000
Granted	6,289,051	0.345 – 1.50	0.3556
Forfeited	(33,334)	1.50	1.5000
Cancelled on disposal of investment in Frictionless and Beyond Fintech	(1,000,000)	0.345	0.3450
Exercised	-	-	-
Outstanding December 31, 2023	10,442,093	$0.345 – 5.625	$0.6265
Granted	1,506,638	0.345	0.345
Forfeited	-	-	-
Exercised	-	-	-
Outstanding June 30, 2024	11,948,731	$0.345 – 5.625	$0.5910

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding and exercisable at June 30, 2024 are as follows:

	Warrants Outstanding*			Warrants Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$0.345	10,562,280	3.82		10,562,280		3.82
$0.450	266,668	3.98		266,668		3.98
$1.035	500,000	1.02		500,000		1.02
$1.500	33,334	4.12		33,334		4.12
$4.50	505,560	1.71		505,560		1.71
$5.625	80,889	1.71		80,889		1.71
	11,948,731	3.61	$0.5910	11,948,731	$0.5910	3.61

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding have an intrinsic value of $0 as of June 30, 2024 and 2023.

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

A summary of option activity during the period January 1, 2023 to June 30, 2024 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	1,543,891	$1.20 to 12.00	$4.47
Granted	-	-	-
Forfeited/Cancelled	(23,889)	$1.20 to 12.00	5.41
Exercised	-	-	-
Outstanding December 31, 2023	1,520,002	$1.20 to 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	1.20	1.20
Exercised	-	-	-
Outstanding June 30, 2024	1,513,335	$1.20 to 12.00	$4.47

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The options outstanding and exercisable at June 30, 2024 are as follows:

	Options Outstanding*			Options Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$1.20	13,334	8.21		13,334		8.21
$4.50	1,500,001	7.44		1,472,224		7.45
	1,513,335	7.45	$4.47	1,485,558	$4.47	7.45

The options outstanding have an intrinsic value of $0 as of June 30, 2024 and 2023.

The option expense was $94,464 and $94,465 for the three months ended June 30, 2024 and 2023, respectively, and $188,928 and $188,928 for the six months ended June 30, 2024 and 2023, respectively.

15	LOSS ON CONVERTIBLE NOTES

The loss on convertible notes consists of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Expense on extension of maturity date of convertible notes	36,305	-	102,352	-
Loss on conversion of convertible notes	-	18,478		18,478
	36,305	18,478	102,352	18,478

On March 14, 2024, the Company extended the maturity date of 11 convertible notes which matured between February 13, 2024 and February 23, 2024 by six months and issued the note holders additional warrants exercisable for 387,673 shares of Common Stock, the modification of the terms and the issue of the new warrants was assessed as a debt extinguishment.

On May 4, 2024, the maturity date of two notes totaling $225,000 which originally matured on December 31, 2023 and which maturity dates were extended to March 30, 2024, on May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, on June 14, 2024, the Company issued to note holders warrants exercisable for 292,463 shares of Common Stock, the modification of the terms and the issue of the new warrants was assessed as a debt extinguishment.

The debt extinguishments resulted in a charge of $36,305 and $102,352 for the three and six months ended June 30, 2024, respectively.

16	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2024 and 2023 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three and six months ended June 30, 2024 (Shares)	Three and six months ended June 30, 2023 (Shares)
Convertible debt	17,120,766	10,016,110
Stock options	1,513,335	1,543,891
Warrants to purchase shares of Common Stock	11,948,731	6,630,882
	30,582,832	18,190,883

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties during the six months ended June 30, 2024:

William Corbett

An option expense for options still vesting for Mr. Corbett was $66,587 for each of the three months ended June 30, 2024 and 2023, and $133,174 for each of the six months ended June 30, 2024 and 2023.

Richard Rosenblum

An option expense for options still vesting for Mr. Rosenblum was $27,877 for each of the three months ended June 30, 2024 and 2023 and $55,754 for each of the six months ended June 30, 2024 and 2023.

18	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under Notes 11 and 12 above, which had and have maturity dates between May 22, 2024 and May 3, 2025. The Company may settle certain of the notes payable, at its option by the issue of shares of its Common Stock and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

19	SUBSEQUENT EVENTS

Merger Agreement with Business Warrior

On July 28, 2024, the Company entered into an Agreement and Plan of Merger (the “BW Merger Agreement”), by and among the Company, IPSI Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Merger Sub”) and Business Warrior.

Pursuant to the BW Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the BW Merger Agreement (the “Closing”), Merger Sub will merge with and into Business Warrior (the “BW Merger” and, together with the other transactions contemplated by the BW Merger Agreement, the “BW Transactions”), with Business Warrior continuing as the surviving Wyoming corporation in the BW Merger and a wholly owned subsidiary of the Company.

Subject to the terms and conditions set forth in the BW Merger Agreement, at the effective time of the BW Merger (the “Effective Time”): (i) each outstanding share of common stock, par value $0.0001 per share, of Business Warrior (“Business Warrior Common Stock”), other than treasury shares and shares as to which appraisal rights have been exercised, will be automatically converted into the right to receive a number of shares of Common Stock equal to the Applicable Per Share Portion (as defined in the BW Merger Agreement) of the BW Merger Consideration (as defined below), (ii) each outstanding share of preferred stock of Business Warrior (“Business Warrior Preferred Stock”), other than treasury shares and shares as to which appraisal rights have been exercised, will be automatically converted into the right to receive a number of shares of Common Stock equal to the Applicable Per Share Portion (as defined in the BW Merger Agreement) of the BW Merger Consideration (as defined below) had such share of Business Warrior Preferred Stock been converted into shares of Business Warrior Common Stock immediately prior to the Effective Time and (iii) any other options, warrants or rights to subscribe for or purchase any capital stock of Business Warrior or securities convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire any capital stock of Business Warrior, if not exercised or converted prior to the Effective Time, shall be cancelled, retired and terminated.

Merger Consideration

Pursuant to the terms of the BW Merger Agreement, the consideration to be delivered to the holders of Business Warrior Common Stock and Business Warrior Preferred Stock in connection with the BW Merger Consideration (the “BW Merger Consideration”) will be a number of newly issued shares of Common Stock representing forty-five percent (45%) of the Common Stock outstanding immediately following the Closing, and after giving effect to the conversion, exercise or cancellation of the Business Warrior Preferred Stock and other Business Warrior securities referred to above.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19	SUBSEQUENT EVENTS (continued)

Merger Agreement with Business Warrior (continued)

Representations and Warranties

The BW Merger Agreement contains representations and warranties of each of the Company, Merger Sub and Business Warrior that are customary for similar transactions and that include certain qualifications and customary exceptions, as applicable.

Covenants of the Parties

The BW Merger Agreement includes customary covenants of the parties with respect to, among others things, (i) operation of their respective businesses prior to consummation of the BW Merger and efforts to satisfy conditions to consummation of the BW Merger, (ii) access to information, (iii) cooperation in the preparation of the registration statement on Form S-4 (as may be amended or supplemented from time to time, the “Registration Statement”) which the Company is expected to file with the U.S. Securities and Exchange Commission (“SEC”) in connection with the BW Merger and the Transactions, (iv) use of reasonable best efforts to obtain regulatory approvals, (v) notification of the other party of certain breaches, (vi) Section 16 matters, (vii)  indemnification of directors and officers and tail insurance and (viii) obtaining all requisite approvals of each party’s respective stockholders. Additionally, Business Warrior has agreed not to solicit or enter into a competing alternative transaction (an “Alternative Transactions”), subject to the fiduciary duties of the board of directors Business Warrior, in accordance with customary terms and provisions set forth in the BW Merger Agreement.

The parties agreed to take all necessary actions to cause the Company’s board of directors immediately after Closing to consist of five directors, including: (i) two persons who are designated by the Company prior to Closing, (ii) two persons who are designated by Business Warrior prior to Closing and (iii) one person mutually agreed upon by the Company and Business Warrior.

Conditions to Consummation of the Merger; Convertible Note Exchange

Each party’s obligation to consummate the BW Merger is conditioned upon, among other things: (i) approval by the Company stockholders of the amendment to its certificate of incorporation (“the Company Stockholder Approval”), (ii) approval by Business Warrior stockholders of the BW Merger and related transactions and matters (“Business Warrior Stockholder Approval”), (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all other requisite regulatory approval, (iv) the absence of any applicable law or order that makes illegal, or prohibits or prevents, the Transactions and (v) the Registration Statement having become effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

In addition, each party’s obligation to consummate the BW Merger is conditioned upon the following agreements being in full force and effect: (i) exchange agreements, to be entered into by and among the Company, Business Warrior and each holder of the outstanding convertible notes of the Company (the “Company Exchange Agreements”), pursuant to which each outstanding convertible note of the Company will be exchanged for shares of newly-issued shares of a newly designated Series A Convertible Preferred Stock of the Company (the “Company Series A Preferred”) and (ii) exchange agreements, to be entered into by and among the Company, Business Warrior and each holder of the outstanding convertible notes of Business Warrior (the “Business Warrior Exchange Agreements”), pursuant to which each outstanding convertible note of Business Warrior will be exchanged for shares of newly-issued shares of Company Series A Preferred. The designation of the Company Series A Preferred is subject to the Company Stockholder Approval. Further, as of the date of this Report, the terms of the Company Series A Preferred remain subject to negotiation between the Company, Business Warrior and the holders of such convertible notes. The Company and Business Warrior have certain convertible note holders in common.

In addition, the Company’s obligation to consummate the BW Merger is conditioned upon, among other things: (i) the representations and warranties of Business Warrior being true and correct on and as of the Closing Date (as defined in the Merger Agreement) as if made on the Closing Date (subject to certain exceptions and an overall “Material Adverse Effect” standard), (ii) Business Warrior having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the BW Merger Agreement to be performed or complied with by it on or prior to the Closing Date and (iii) receipt by the Company of each Lock-Up Agreement (as defined below) and Employment Agreement (as defined in the BW Merger Agreement).

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19	SUBSEQUENT EVENTS (continued)

Merger Agreement with Business Warrior (continued)

Business Warrior’s obligation to consummate the BW Merger is further conditioned upon, among other things: (i) the representations and warranties of the Company being true and correct on and as of the Closing Date as if made on the Closing Date (subject to certain exceptions and an overall “Material Adverse Effect” standard) and (ii) the Company and Merger Sub having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the BW Merger Agreement to be performed or complied with by it on or prior to the Closing Date.

Termination

The BW Merger Agreement may be terminated at any time prior to the Effective Time by either the Company or Business Warrior if the BW Merger and related transactions are not consummated on or before the seven-month anniversary of the date of the Merger Agreement (the “Termination Date”), provided that the Termination Date shall be automatically extended to the nine-month anniversary of the BW Merger Agreement if the conditions to closing, other than receipt of the Company Stockholder Approval and Business Warrior Stockholder Approval, effectiveness of the Registration Statement and that the Company Exchange Agreements and Business Warrior Exchange Agreements are in full force and effect, have been satisfied.

The BW Merger Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons (i) by mutual written consent of the Company and Business Warrior, (ii) by written notice by either the Company or Business Warrior if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the BW Merger, and such order or other action has become final and non-appealable, (iii) by written notice by Business Warrior of the Company’s or Merger Sub’s uncured breach of a representation, warranty, or covenant contained in the BW Merger Agreement that would cause the related condition to closing to not be satisfied, (iv) by written notice by the Company of Business Warrior’s uncured breach of a representation, warranty, or covenant contained in the BW Merger Agreement that would cause the related Closing condition to not be satisfied or a material breach of a Business Warrior Voting and Support Agreement (as defined below), (v) by either the Company or Business Warrior if Business Warrior holds its stockholder meeting to approve the BW Merger Agreement and the BW Merger, and Business Warrior Stockholder Approval is not obtained, (vi) by the Company if Business Warrior’s board of directors has failed to recommend or shall have withdrawn, amended or modified in any respect materially adverse to the Company its recommendation of the BW Merger Agreement or shall have recommended another proposal for an Alternative Transaction or accepted a Superior Proposal (as defined in the BW Merger Agreement) and (vii) by Business Warrior if, prior to receipt of Business Warrior Stockholder Approval, Business Warrior accepts a Superior Proposal, subject to the terms and conditions of the BW Merger Agreement.

Governing Law

The Merger Agreement is governed by the laws of the State of New York and the parties are subject to the jurisdiction of any New York state court or any federal court sitting in the State of New York in any action arising out of or relating to the Merger Agreement.

Certain Agreements Related to the Merger Agreement

Business Warrior Voting and Support Agreements

In connection with the execution of the Merger Agreement, on July 29, 2024, certain stockholders of Business Warrior, including Rhett Doolittle and Jonathan Brooks, the Chief Executive Officer and President, respectively, of Business Warrior (the “Business Warrior Holders”) entered into support agreements with the Company (the “Business Warrior Voting and Support Agreements”), pursuant to which such Business Warrior Holders agreed, among other things, to vote all shares of capital stock of Business Warrior beneficially owned by the Business Warrior Holders (the “Business Warrior Shares”) in favor of the BW Merger and related transactions. Such Business Warrior Holders also agreed to take certain other actions in support of the BW Merger Agreement and related transactions (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect such Business Warrior Holders’ ability to perform their obligations under the Business Warrior Voting and Support Agreement. Pursuant to the Business Warrior Voting and Support Agreements, the Business Warrior Holders also agreed not to transfer the Business Warrior Shares during the period from and including the date of the Business Warrior Voting and Support Agreement and the first to occur of the Effective Time or the date on which the Business Warrior Support Agreement is terminated, except for certain permitted transfers where the recipient also agrees to comply with the Business Warrior Voting and Support Agreement.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19	SUBSEQUENT EVENTS (continued)

Certain Agreements Related to the Merger Agreement (continued)

Lock-Up Agreements

Concurrently with and effective upon the Closing, officers, directors and certain stockholders of Business Warrior (each, a “Significant Stockholder”) shall each enter into a Lock-Up Agreement with the Company (each, a “Lock-Up Agreement”). Pursuant to the Lock-Up Agreements, with respect to the shares received as BW Merger Consideration, each Significant Stockholder may not, with limited exceptions, transfer shares, or publicly disclose the intention to transfer shares until the twelve-month anniversary of the Closing.

Appointment of Executive Chairman and Removal of Chief Executive Officer

On July 25, 2024, the Board, pursuant to the powers of the Board provided for under applicable Nevada law and the Company’s bylaws (the “Bylaws”), approved the creation of the new officer position of Executive Chairman. The Board appointed William D. Corbett, the current Chairman of the Board of the Company, to the office of Executive Chairman and removed Mr. Corbett as the Company’s Chief Executive Officer. On such date, the Board also approved the duties and responsibilities of the office of Executive Chairman.

Also, on July 25, 2024, the Board, pursuant to the powers of the Board provided for under applicable Nevada law and the Bylaws, appointed Richard Rosenblum, the current President and Chief Financial Officer of the Company, as the Company’s “principal executive officer” for all general corporate purposes and for Securities and Exchange Commission reporting purposes. The Board also, in furtherance of Mr. Rosenblum’s appointment as principal executive officer of the Company, elected to leave the office of Chief Executive Officer of the Company unfilled.

August 2024 Promissory Note

On August 9, 2024, the Company entered into a Securities Purchase Agreement with a single accredited investor, pursuant to which the Company issued a promissory note with a principal amount totaling $88,889 for gross proceeds of $66,667, including an aggregate original issuance discount of $22,222. The note matures on May 9, 2025 and bears interest at 8% per annum. The note is convertible into shares of Common Stock at a conversion price of $0.10 per share at any time (which conversion price was then adjusted to $0.084 due to the note conversion described below).

Note Conversion and Adjustment to Existing Notes and Warrants

On August 9, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 12) pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the RRH 2 Note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share.

As a result of the conversion of the RRH Note 2, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” antidilution price protection had the number of shares exercisable for such warrants increased by the full rachet provision and the conversion prices of such warrants adjusted to $0.084 per share.

Convertible notes with an aggregate principal and interest balance outstanding on August 9, 2024 of $2,165,578 have such price-based anti-dilution protection. Based on the conversion by the RRH Note 2 as described above, the conversion price of these notes will reset to $0.084, resulting in an increase in the potential amount of shares of Common Stock issuable on conversion from 6,277,036 to 25,780,685, an increase of 19,503,649. In addition, certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full rachet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,027 to a total number of shares of Common Stock exercisable for such warrants of 12,918,369. In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which will reduce the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511.

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

Overview

We are a fintech provider of digital payment solutions presently focused on, through its participation in IPSIPay Express, developing a new account-to-account payment application called Instant Settlement in RealTime (which we call IPEX) as well as traditional credit card processing services. We have in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

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

Merger Agreement with Business Warrior

On July 28, 2024, we entered into an Agreement and Plan of Merger pursuant to which we would acquire Business Warrior Corporation, a Wyoming corporation (“Business Warrior”). See Note 19 to the accompanying financial statements for information regarding the terms and conditions of this proposed merger.

Business Warrior offers a proprietary software solution for lenders called PayPlan, a next-generation SaaS platform that offers lenders unprecedented flexibility to customize their loan offerings and adjust underwriting rules in minutes, without the need for coding or significant financial outlay.

We believe this strategic merger brings together the strengths of both our company and Business Warrior, creating an expanded fintech offering and promising immediate cost efficiencies and a stronger executive team capable of raising additional capital.  The integration of our company with Business Warrior will enable optimization of talent and networks, allowing the teams from both companies to leverage their experience and connections to drive business growth. The merger also aligns the scalable technologies of our company and Business Warrior, paving the way for increased revenue generation and, ultimately, profitability.

We expect to spend much of the second half of 2024 seeking appropriate shareholder approvals of this transaction and otherwise fulfilling the conditions to closing of the merger. Among such conditions is an exchange of our and Business Warrior’s outstanding convertible promissory notes for shares of a newly designated preferred stock of our company (we have convertible note investors in common with Business Warrior). However, the terms of such exchange and such preferred stock remain subject to negotiation and approval of our shareholders. Moreover, there are several other key conditions to closing which will be challenging to fulfill. Therefore, our ability to consummate the merger is subject to significant risks and uncertainties, and the merger may never be consummated. The efforts needed to complete the merger and these risks and uncertainties will effect our results of operations in the coming periods.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Net revenue

We recorded minimal revenues of $0 and $5 during the three months ended June 30, 2024 and 2023, respectively. The revenue in the prior year was generated from the IPSIPay platform which was been novated to a third party in September 2023. We pivoted to focus our attention on the IPSIPay Express joint venture, where we expect to generate initial revenues during the 2024 fiscal year, dependent on product testing, which is currently underway, and market acceptance, in addition, once the merger is consummated with Business Warrior we will generate revenues through the merged entity.

Cost of goods sold

We did not have any revenues or cost of goods sold for the three months ended June 30, 2024. Cost of goods sold was $284 for the three months ended June 30, 2023 and consisted primarily of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $407,132 and $1,057,631 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $650,499 or 61.5%. The decrease is primarily due to the following:

(i)	Legal fees were $66,069 and $236,832 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $170,763 or 72.1%. The decrease is primarily due to the prior year legal fees related to unfair dismissal matters which were claimed in the prior year by several individuals, offset by legal fees incurred on the proposed merger with Business Warrior.

(ii)	Professional fees were $14,270 and $226,870 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $212,600 or 93.7%. The decrease is primarily due to professional fees incurred in the prior year from Frictionless for management fees and customer support fees and a decrease in solicitation agent fees incurred in the prior year to support our prior year annual general meeting.

(iii)	Salaries and wages were $204,990 and $280,778 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $75,788 or 27.0%. the decrease is primarily due to the decrease in accrued compensation due to our CEO by $60,000 during the current period and a reduction in corporate taxes related to cash payments actually made to officers

(iv)	Audit fees were $12,500 and $107,000 for the three months ended June 30, 2024 and 2023, a decrease of $94,500 or 88.3%, primarily due to the timing of invoices received for services provided by our external auditors.

(v)	Insurance expense was $313 and $46,648 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $46,335 or 99.3%. This is primarily due to the suspension of insurance coverage during the current period as no business is being conducted during this development phase.

(vi)	Selling and marketing expenses were $73,167 and $90,683 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $17,516 or 19.3%. the decrease is primarily due the decrease in social media marketing expenses.

(vii)	The balance of the general and administrative expenses was $35,823 and $68,820 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $32,997 or 47.9%. Which is made up of several individually insignificant items.

Depreciation and amortization

Depreciation was $542 and $139,015 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $138,473, primarily due to the prior period depreciation of the software platform and purchased software of $138,475 prior to the novation of the platform to ta third party during the prior year.

Loss on convertible notes

Loss on convertible notes was $36,305 and $18,478 for the three months ended June 30, 2024 and 2023, respectively, an increase of $17,827 or 96.5%. The loss on convertible notes during the current year related to extension warrants issued to certain noteholders to extend the maturity date of their notes, the value of the warrants was determined to be a debt extinguishment and were therefore expensed. In the prior year, the loss on debt conversion related to the conversion of $25,000 of convertible debt into 2,173,913 shares of common stock.

Interest expense, net

Interest expense was $146,176 and $95,079 for the three months ended June 30, 2024 and 2023, respectively, an increase of $51,097 or 53.7%. The increase is related to the additional $402,335 of new convertible note funding and $133,333 of promissory note funding during the current year for working capital purposes.

Amortization of debt discount

Amortization of debt discount was $320,346 and $88,687 for the three months ended June 30, 2024 and 2023, respectively, an increase of $231,659 or 261.2%. The increase is primarily due to the amortization of debt discount on convertible notes carried over from the prior year and additional debt discount on new convertible notes issued during the current year to fund working capital.

Derivative liability movements

Derivative liability movements were $107,547 and $(1,252,682) for the three months ended June 30, 2024 and 2023, respectively, a net movement of $1,360,229 or 108.6%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder, as well as variable rate conversion options on several new notes issued during the current year. The credit during the current period represents a decrease in the mark-to-market value of the derivative liability due to a decrease in the share price and the increase in interest rates over the prior year.

Net loss from equity method investment

Net loss from equity method investment was $88 and $1,381 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1,293 or 93.6%. The expenses incurred in the equity method investment are minimal as operations have not started.

Net loss from continuing operations

Net loss from continuing operations was $797,557 and $2,653,232 for the three months ended June 30, 2024 and 2023, respectively, a decrease in loss of $1,855,675 or 69.9%. The decrease is primarily due to the decrease in general and administrative expenses, the decrease in depreciation and amortization, and the increase in the derivative liability movement, offset by an increase in interest expense and amortization of debt discount, as discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $0 and $25,561 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $25,561 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $0 and $495,424 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $495,424 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $797,645 and $3,174,217 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $2,376,572 or 74.9%. The decrease is primarily attributable to the decrease in net loss from continuing operations, and the increase in loss from disposal of subsidiary and investment, as discussed in detail above.

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023

Net revenue

We did not have any revenues during the six months ended June 30, 2024 and minimal revenues of $438 for the six months ended June 30, 2023. The revenue in the prior year was generated from the IPSIPay platform which was been novated to a third party in September 2023. We pivoted to focus our attention on the IPSIPay Express joint venture, where we expect to generate initial revenues during the 2024 fiscal year, dependent on product testing, which is currently underway, and market acceptance, in addition, once the merger is consummated with Business Warrior we will generate revenues through the merged entity.

Cost of goods sold

We did not have any revenues or cost of goods sold for the six months ended June 30, 2024. Cost of goods sold was $2,369 for the six months ended June 30, 2023 and consisted primarily of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $1,033,929 and $2,007,578 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $973,649 or 48.5%. The decrease is primarily due to the following:

(i)	Legal fees were $218,664 and $372,355 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $153,691 or 41.3%. The decrease is primarily due to the prior year legal fees related to unfair dismissal matters which were claimed in the prior year by several individuals, offset by legal fees incurred on the proposed merger with Business Warrior.

(ii)	Professional fees were $23,834 and $452,006 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $428,172 or 94.7%. The decrease is primarily due to professional fees incurred in the prior year from Frictionless for management fees and customer support fees and a decrease in solicitation agent fees incurred in the prior year to support our prior year annual general meeting.

(iii)	Salaries and wages were $473,993 and $560,542 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $86,549 or 15.4%. the decrease is primarily due to the decrease in accrued compensation due to our CEO by $60,000 during the current period and a reduction in corporate taxes related to cash payments actually made to officers.

(iv)	Audit fees were $92,500 and $107,000 for the six months ended June 30, 2024 and 2023, a decrease of $14,500 or 13.6%, primarily due to the timing of invoices received for services provided by our external auditors.

(v)	Insurance expense was $626 and $93,295 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $92,669 or 99.3%. This is primarily due to the suspension of insurance coverage during the current period as no business is being conducted during this development phase.

(vi)

Selling and marketing expenses were $148,874 and $260,642 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $111,768 or 42.9%. the decrease is primarily due the decrease in social marketing expenses.

(vii)	The balance of the general and administrative expenses was $75,438 and $161,738 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $86,300 or 53.4%. Which is made up of several individually insignificant items.

Depreciation

Depreciation was $1,084 and $279,705 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $278,621 or 99.6%, primarily due to the depreciation of the software platform and purchased software of $271,079, prior to the novation of the platform to ta third party during the prior year.

Loss on convertible notes

Loss on convertible notes was $102,352 and $18,478 for the six months ended June 30, 2024 and 2023, respectively an increase of $83,874 or 453.9%. The loss on convertible notes during the current year related to extension warrants issued to certain noteholders to extend the maturity date of their notes by 6 months, the value of the warrants was determined to be a debt extinguishment and were therefore expensed. In the prior year, the loss on debt conversion related to the conversion of $25,000 of convertible debt into 2,173,913 shares of common stock.

Interest expense, net

Interest expense was $283,095 and $180,300 for the six months ended June 30, 2024 and 2023, respectively, an increase of $102,795 or 57.0%. The increase is related to the additional $402,335 of new convertible note funding and $133,333 of promissory note funding during the current year for working capital purposes.

Amortization of debt discount

Amortization of debt discount was $640,245 and $111,654 for the six months ended June 30, 2024 and 2023, respectively, an increase of $528,591 or 473.4%. The increase is primarily due to the amortization of debt discount on convertible notes carried over from the prior year and additional debt discount on new convertible notes issued during the current year to fund working capital.

Derivative liability movements

Derivative liability movements were $923,488 and $(311,932) for the six months ended June 30, 2024 and 2023, respectively, an increase of $1,135,420 or 364.0%. The derivative liability arose due to the issuance of convertible securities and warrants with a fundamental transaction clause allowing for a cash settlement of the convertible note at the option of the holder, as well as variable rate conversion options on several new notes issued during the current year. The credit during the current period represents a decrease in the mark-to-market value of the derivative liability due to a decrease in the share price and the increase in interest rates over the prior year.

Net loss from equity method investment

Net loss from equity method investment was $572 and $1,381 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $809 or 58.6%. The expenses incurred in the equity method investment are minimal as operations have not started.

Net loss from continuing operations

Net loss from continuing operations was $1,129,110 and $2,912,959 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $1,783,849 or 61.2%. The decrease is primarily due to the decrease in general and administrative expenses, the decrease in depreciation and amortization, and the increase in the derivative liability movement, offset by an increase in interest expense and amortization of debt discount, as discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $0 and $40,821 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $40,821 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $0 and $495,424 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $495,424 or 100.0%. On May 12, 2023, the Company entered into an Agreement with Frictionless to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. The Company assigned to Frictionless all common stock of Frictionless owned by the Company and all shares of common stock of Beyond Fintech owned by the Company. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $1,129,110 and $3,449,204 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $2,320,094 or 67.3%. the decrease is primarily attributable to the decrease in net loss from continuing operations and the decrease in loss on disposal of subsidiary and investment, as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $59.4 million through June 30, 2024 and incurred negative cash flow from operations of $0.4 million for the six months ended June 30, 2024. Our primary focus is on our IPSIPay Express LLC three-way joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. To date, this joint venture has not generated revenue, but we believe much of the background work necessary for IPSIPay Express to commence revenue generating operations from payment processing has been completed. No assurances can be given, however, that such revenue generation will commence or be meaningful to us as an approximately 20% joint venture partner in IPSIPay Express.

We have also entered into a merger agreement with Business Warrior as described above and expect to generate revenue from Business Warrior’s product offerings following this merger if the transaction is consummated.

At June 30, 2024, we had cash of $79,027 and working capital deficit of $9.0 million, including a derivative liability of $0.7 million. After eliminating the derivative liability our working capital deficit is $8.3 million.

We used cash of $0.4 million and $0.9 million in operations for the six months ended June 30, 2024 and 2023, respectively. Overall cash used in operations decreased by $0.5 million due to cost containment to preserve cash balances.

We invested $0.2 million in Business Warrior in the form of notes receivable for strategic purposes during the six months ended June 30, 2024. In the prior year we had invested $0.1million in our payment platforms which we subsequently disposed of or novated to other parties and we invested $0.2 million in our equity method investment.

We generated cash of $0.8 million from promissory notes and convertible notes and repaid $0.2 million of convertible notes during the current period. In the prior year we generated $0.9 million from convertible notes and repaid $0.01 million

At June 30, 2024, we had outstanding convertible notes, including interest thereon of $4.8 million, net of unamortized debt discount of $0.4 million and outstanding promissory notes, including interest thereon of $1.2 million, net of unamortized debt discount of $0.03 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates of 8% to 32.0% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% of lowest trading prices over a 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Given our losses and negative cash flows, we will be required to raise significant additional funds by issuing equity or equity-linked securities to progress our existing business, complete the Business Warrior merger and grow the combined company (should the merger be consummated) as planned. Should this occur, our stockholders would experience dilution, perhaps significantly. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support our operations on favorable terms, or at all.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Executive Chairman (“Executive Chairman”) and our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our Executive Chairman and CFO concluded that our disclosure controls and procedures as of June 30, 2024 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024.

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

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Below is a description of outstanding pending litigation matters. As also noted previously, litigation is subject to inherent uncertainties and an adverse result in the below described or other matters may arise from time to time that may harm our business. Other than as set forth below, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Voloshin, et al., v. Innovative Payment Solutions, Inc., et al.

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

In early 2022, OSHA dismissed the claims of Ms. Rey and Mr. Perez, and they appealed that decision. Prior counsel moved to dismiss the remaining claims and as of this writing OSHA took no action with respect to that motion.

On May 25, 2022, the parties held a mediation in an attempt to resolve the matters. The mediation was unsuccessful.

On October 26, 2022, OSHA scheduled a hearing on Ms. Rey’s and Mr. Perez’s appeal for April 5, 2023. On November 8, 2022, the claimants’ counsel informed us that all five former employees intended to exercise their right to file a lawsuit in federal court and asked if prior counsel would stipulate to dismissal of Rey’s and Perez’s OSHA claims without prejudice. Pursuant to that agreement and stipulation, dismissal without prejudice was filed on November 10, 2022.

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against our company and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, among other things, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and our company. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802

We and Mr. Corbett, the sole remaining individual defendant, through prior counsel moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings were stayed.

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

On August 30, 2023, the Hon. William A. Crowfoot granted our and Mr. Corbett’s motion to compel arbitration, concluding that all of the claims alleged in the former employees’ first amended complaint were subject to arbitration. After the former employees failed to initiate arbitration, Defendants through prior counsel filed a motion to compel the appointment of an arbitrator, which was scheduled for hearing on January 2, 2024. On October 27, 2023, Plaintiffs, Perez, and Rey filed a petition for writ of mandate with the California Court of Appeal, seeking review of Judge Crowfoot’s order granting our motion to compel arbitration. The California Court of Appeal denied the petition for writ of mandate on November 1, 2023. On December 15, 2023, all five former employees filed a demand for arbitration. We withdrew our motion to compel appointment of an arbitration.

Upon motion of our company and Mr. Corbett, on January 10, 2024, the U.S. District Court for the Central District of California stayed all proceedings in the Federal Action until the arbitration is completed.

Plaintiffs Naum Voloshin, Andrey Novikov, and Alexander Voloshin asserted, in the Federal Action, that they are entitled to damages in the following amounts: Naum Voloshin: $950,000 plus an unstated amount of lost wages and emotional distress damages. The claim is premised upon Mr. Voloshin earning $15,000 per month and a claim that he was entitled to receive 333,334 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021 that he would have sold on July 1, 2021 for $2.85 per share on July 1, 2021 for $950,000. Andrey Novikov: $285,000 plus emotional distress and punitive damages. The claim is premised upon Mr. Novikov earning $15,000 per month and a claim that he was entitled to receive 100,000 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021, that he would have sold at $2.85 per share on July 1, 2021 for $285,000. Alexander Voloshin: $263,000 plus emotional distress and punitive damages. The claim is premised upon an alleged two-year contract signed in May 2021 that paid him $7,000 per month and that promised him 333,334 shares of Common Stock (after giving effect to our August 2023 reverse stock split) on or about June 29, 2021. Naum Voloshin claims he would have sold those shares on or about July 1, 2021, for $2.85 per share for $950,000. We have not received meaningful information on the amount of the claims of the other two plaintiffs.

An arbitrator was appointed through the American Arbitration Association and the arbitrator issued a scheduling order and Notice of Hearing. The ten-day arbitration has been set for April 7-11, 2025, and April 14-18, 2025. Management continues its vigorous defense of the claims.

In mid-April 2024, the Company and Mr. Corbett changed attorneys. The Law Offices of Jeffrey B. Neustadt replaced prior counsel. Mr. Neustadt and Plaintiffs’ counsel conferred and timely submitted the required joint statement on April 25, 2024.

Initial discovery was served by both sides. Documents were exchanged. Present counsel will likely seek dismissal of Mr. Corbett as a party-defendant and the statutory claims of two out-of-state defendants. Once the legal issues are settled, depositions will be scheduled and completed.

Minkovich v. Corbett, et al.

On May 26, 2022, Mr. Jan Minkovich (“Minkovich”) filed a lawsuit in California Superior Court in Los Angeles County (Minkovich v. Corbett, et al., CASE NO. 22CHCV00377) against our company and our Chairman and Chief Executive Officer William Corbett. The complaint asserts six causes of action for: (i) breach of contract; (ii) nonpayment of wages; (iii) waiting time penalties; (iv) failure to indemnify for alleged employee business expenses; (v) violation of Section 17200 of the California Business and Professional Code; and (vi) wrongful termination of employment in violation of public policy. Minkovich seeks $570,000 in damages, penalties, and attorneys’ fees plus shares equal to five percent (5%) ownership of our company. He bases his claim in part on the unilateral expectation that he receive 2.7 million shares of the company. Assuming he is owed any shares, a claim which we dispute, after the reverse 30-1 split he would receive only 90,000 shares.

Through prior counsel, we and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett then appealed that decision to the California Court of Appeal. As a result of the appeal, the court case was stayed until the appeal was decided. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we filed through prior counsel was not decided.

On February 27, 2024, the California Court of Appeal, Second District, reversed the Superior Court’s decision denying our motion to compel arbitration. The Court of Appeal remanded the case to the Superior Court with directions to issue a new order compelling to arbitration the parties’ dispute regarding the enforceability of the arbitration clause. As the prevailing parties, the Company and Mr. Corbett were awarded costs on appeal.

As expected, the plaintiff initiated arbitration before the American Arbitration Association (“AAA”) based on the appellate ruling. While, as the court order states, the plaintiff may renew his challenge to the arbitration clause before the arbitrator, we believe such challenges are rare and rarely succeed. Accordingly, we expect the dispute will be resolved by the AAA arbitration process. Management is vigorously defending the claims and intends to continue to do so.

In mid-April 2024, the Company and Mr. Corbett changed attorneys. The Law Offices of Jeffrey B. Neustadt replaced prior counsel. Mr. Neustadt’s office submitted the cost bill and an attorneys’ fees motion that will be decided on September 10, 2024, by the trial court for the fees incurred on the successful appeal. As with the Voloshin matter, we are contractually bound to proceed through arbitration and to that end completed the process of selecting an arbitrator under the AAA rules. That appointment was made on August 7, 2024. Henceforth, the Minkovich matter will track along the same lines as the Voloshin matter but on a smaller scale as there is only one plaintiff in the Minkovich matter as opposed to five in the Voloshin matter.

No date for final arbitration hearing in the Minkovich matter has yet been scheduled.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between February 6, 2024 and June 25, 2024, we entered into Securities Purchase Agreements with 9 accredited investors, pursuant to which we received an aggregate of $718,835 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Notes Promissory (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 826,502 shares of the Company’s Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes mature between 6 months and 12 months, and bear interest at rates from 8% to 24.98% per annum and are convertible into shares of Common Stock at conversion price ranging from a fixed conversion price of $0.345 per share to variable conversion prices ranging from 60% to 65% of the lowest trading prices over a period of ten to twenty trading days (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the Warrants for public resale, pursuant to Section 4(a)(2) of the Securities Act.

On August 9, 2024, the Company entered into a Securities Purchase Agreement with a single accredited investor, pursuant to which the Company issued a promissory note totaling $88,889 for gross proceeds of $66,667, including an aggregate original issuance discount of $22,222. The note matures on May 9, 2025 and bears interest at 8% per annum. The note is convertible into shares of Common Stock at a conversion price of $0.10 per share at any time.

On August 9, 2024, the Company received a conversion notice from a convertible noteholder, converting $13,833 of the remaining principal and interest of a convertible note into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion price of this note, all other outstanding promissory notes and warrants of the Company that contained price protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” antidilution price protection had the number of shares exercisable for such warrants increased by the full rachet provision and the conversion prices of such warrants adjusted to $0.084 per share.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2021)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation of the Company, dated August 24, 2023, to effect a 1-for-30 reverse stock split (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2023)
31.1*	Certification of Richard Rosenblum, President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of Richard Rosenblum, President and Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: August 14, 2024	By:	/s/ Richard Rosenblum
Richard Rosenblum
Principal Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)