Form 10-Q
period 2024-09-30
Innovative Payment Solutions, Inc.
filed 2024-11-12
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 18,731,446 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash	$1,033	$50,433
Receivable from equity method investment	800	-
Notes receivable - current	131,405	-
Other current assets	12,389	38,818
Total Current Assets	145,627	89,251

Non-current assets
Plant and equipment	5,400	7,027
Notes receivable, net of unamortized discount of $48,243	177,947	-
Security deposit	5,000	5,000
Equity method investment	703,778	703,938
Total Non-Current Assets	892,125	715,965
Total Assets	$1,037,752	$805,216

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$2,595,191	$2,023,375
Federal relief loans – current portion	7,670	9,369
Notes payable, net of unamortized discount of $60,870 and $0, respectively	1,390,229	1,062,007
Convertible debt, net of unamortized discount of $184,626 and $687,503, respectively	4,916,822	3,704,280
Derivative liability	1,569,103	1,434,196
Total Current Liabilities	10,479,015	8,233,227

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	10,629,015	8,383,227

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 16,185,552 and13,819,889 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,619	1,382
Additional paid-in-capital	51,926,805	50,656,225
Accumulated deficit	(61,519,687)	(58,235,618)
Total Stockholders’ Equity (Deficit)	(9,591,263)	(7,578,011)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,037,752	$805,216

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net Revenue	$-	$(28)	$-	$410

Cost of Goods Sold	-	387	-	2,756

Gross loss	-	(415)	-	(2,346)

General and administrative	296,438	745,688	1,330,367	2,753,266
Depreciation and amortization	543	100,387	1,627	380,092
Total Expense	296,981	846,075	1,331,994	3,133,358

Loss from Operations	(296,981)	(846,490)	(1,331,994)	(3,135,704)

Loss on convertible notes	(4,534,491)	(58,769)	(4,636,843)	(77,247)
Fair value adjustment to price protected warrants	(2,051,405)	-	(2,051,405)	-
Penalty on convertible notes	(6,611)	(9,306)	(6,611)	(9,306)
Loss on novation	-	(1,066,165)	-	(1,066,165)
Fair value of warrants issued	-	(14,176)	-	(14,176)
Loss on disposal of assets	-	-	(2,600)	-
Interest expense	(152,376)	(110,328)	(435,471)	(290,628)
Interest income	9,740	-	21,019	-
Amortization of debt discount	(233,948)	(303,042)	(874,193)	(414,696)
Derivative liability movements	5,538,008	1,795,642	6,461,496	1,483,710
Loss before Income Taxes	(1,728,064)	(612,634)	(2,856,602)	(3,524,212)

Income Taxes	-	-	-	-
Net Loss after income taxes	(1,728,064)	(612,634)	(2,856,602)	(3,524,212)

Net loss from equity method investments	(88)	(402,509)	(660)	(403,890)
Net loss from continuing operations	(1,728,152)	(1,015,143)	(2,857,262)	(3,928,102)

Discontinued operations
Operating loss from discontinued operations	-	-	-	(40,821)
Loss on disposal of subsidiary and investment	-	-	-	(495,424)
	-	-	-	(536,245)
Net loss	(1,728,152)	(1,015143)	(2,857,262)	(4,464,347)
Net loss attributable to non-controlling interest	-	-	-	1,597
Deemed dividend	(426,807)	-	(426,807)
Net loss attributable to Innovative Payment Solutions, Inc., stockholders	$(2,154,959)	$(1,015,143)	$(3,284,069)	$(4,462,750)

Basic and diluted loss per share*
Continuing operations*	$(0.15)	$(0.08)	$(0.23)	$(0.31)
Discontinued operations*	-	-	-	(0.04)
	$(0.15)	$(0.08)	$(0.23)	$(0.35)
Weighted Average Number of Shares Outstanding – Basic and diluted	14,546,060	12,789,493	14,063,713	12,650,758

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non- controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$-	$(7,578,011)
Fair value of warrants issued to convertible debt holders	-	-	-	-	44,813	-	-	44,813
Fair value of warrants issued on debt extinguishment	-	-	-	-	66,047	-	-	66,047
Fair value of warrants issued for services	-	-	-	-	36,207	-	-	36,207
Stock based compensation	-	-	-	-	94,464	-	-	94,464
Net loss	-	-	-	-	-	(331,465)	-	(331,465)
Balance at March 31, 2024	-	$-	13,819,889	$1,382	$50,897,756	$(58,567,083)	$-	$(7,667,945)
Fair value of warrants issued to convertible debt holders	-	-	-	-	42,863	-	-	42,863
Fair value of warrants issued on debt extinguishment	-	-	-	-	36,305	-	-	36,305
Fair value of warrants issued for services	-	-	-	-	36,207	-	-	36,207
Stock based compensation	-	-	-	-	94,464	-	-	94,464
Net loss	-	-	-	-	-	(797,645)	-	(797,645)
Balance at June 30, 2024	-	$-	13,819,889	$1,382	$51,107,595	$(59,364,728)	$-	$(8,255,751)
Conversion of convertible debt	-	-	2,365,663	237	357,972	-	-	358,209
Deemed dividend on warrant anti-dilution	-	-	-	-	426,807	(426,807)	-	-
Fair value of warrants issued for services	-	-	-	-	2,943	-	-	2,943
Stock based compensation	-	-	-	-	31,488	-	-	31,488
Net loss	-	-	-	-	-	(1,728,152)	-	(1,728,152)
Balance at September 30, 2024	-	$-	16,185,552	$1,619	$51,926,805	$(61,519,687)	$-	$(9,591,263)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount*	Additional Paid-in Capital*	Accumulated Deficit	Non- controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	-	$-	12,563,426	$1,256	$48,442,355	$(52,399,858)	$1,597	$(3,954,650)
Fair value of warrants issued to convertible debt holders	-	-	-	-	251,856	-	-	251,856
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(273,390)	(1,597)	(274,987)
Balance at March 31, 2023	-	$-	12,563,426	$1,256	$48,824,882	$(52,673,248)	$-	$(3,847,110)
Conversion of convertible debt	-	-	72,464	7	43,471	-	-	43,478
Fair value of warrants issued to convertible debt holders	-	-	-	-	130,025	-	-	130,025
Fair value of warrants issued for equity method investments	-	-	-	-	108,220	-	-	108,220
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-				(3,174,217)	-	(3,174,217)
Balance as of June 30, 2023	-	$-	12,635,890	$1,263	$49,237,269	$(55,847,465)	$-	$(6,608,933)
Conversion of convertible debt	-	-	391,306	40	193,729	-	-	193,769
Additional shares issued on reverse stock split	-	-	2,838	-	-	-	-	-
Fair value of warrants issued for services	-	-	-	-	14,176	-	-	14,176
Fair value of warrants issued to convertible debt holders	-	-	-	-	437,953	-	-	437,953
Stock based compensation	-	-	-	-	130,671	-	-	130,671
Net loss	-	-	-	-	-	(1,015,143)	-	(1,015,143)
Balance at September 30, 2023	-	$-	13,030,034	$1,303	$50,013,798	$(56,862,608)	$-	$(6,847,507)

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

See accompanying notes to unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,857,262)	$(4,464,347)
Net loss from discontinued operations	-	536,245
Net loss from continuing operations	(2,857,262)	(3,928,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(6,461,496)	(1,483,710)
Depreciation	1,627	380,092
Amortization of debt discount	874,193	414,696
Loss on convertible debt	4,636,843	77,247
Fair value adjustment to price protected warrants	2,051,405	-
Loss on novation	-	1,066,165
Penalty on convertible debt	6,611	9,306
Deemed interest income	(19,614)	-
Unrealized loss on equity method investments	660	403,890
Warrants issued for services	75,357	122,797
Stock based compensation	220,416	283,392
Changes in Assets and Liabilities
Receivable from equity method investments	(800)	-
Other current assets	25,024	47,628
Accounts payable and accrued expenses	571,816	1,150,919
Related party payables	-	50,000
Interest accruals	394,374	281,383
Cash used in operating activities – continuing operations	(480,846)	(1,124,297)
Cash provided by operating activities – discontinued operations	-	35,286
CASH USED IN OPERATING ACTIVITIES	(480,846)	(1,089,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	(288,333)	-
Investment in intangibles	-	(44,405)
Deposits refunded	-	4,800
Investment in equity method investment	(500)	(1,000,000)
Net cash used in investing activities – continuing operations	(288,833)	(1,039,605)
Net cash used in investing activities – discontinued operations	-	(36,230)
CASH USED IN INVESTING ACTIVITIES	(288,833)	(1,075,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	233,333	-
Proceeds from convertible notes	785,502	2,001,666
Repayment of convertible notes	(298,556)	(189,326)
Repayment of federal relief loans	-	(2,864)
Net cash provided by financing activities – continuing operations	720,279	1,809,476
Net cash provided by financing activities – discontinued operations	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	720,279	1,809,476

NET DECREASE IN CASH	(49,400)	(355,370)
Cash and cash included in assets held for sale at the beginning of the period	50,433	374,765
CASH AT END OF PERIOD	$1,033	$19,395
RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$50,433	$373,822
Cash included in assets held for sale	-	943
CASH AT THE BEGINNING OF THE PERIOD	$50,433	$374,765
RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$1,033	$19,395
Cash included in assets held for sale	-	-
CASH AT THE END OF THE PERIOD	$1,033	$19,395
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$41,096	$9,245
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$87,676	$819,384
Conversion of convertible debt to equity	$198,716	$160,000
Fair value of warrants issued for equity method investments	$-	$108,220

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

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

On June 21, 2021, the Company acquired a 10% strategic interest in Frictionless Financial Technologies, Inc. (“Frictionless”). Frictionless delivered to the Company, a live fully compliant financial payment Software as a Service solution for use by the Company as a digital payment platform (which was subsequently branded as IPSIPay) that enabled payments within the United States and abroad, including Mexico, together with a service agreement providing a full suite of product services to facilitate the Company’s anticipated product offerings. The Company had an irrevocable right to acquire up to an additional 41% of the outstanding common stock of Frictionless at a purchase price of $300,000 for each 1% acquired.

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

On May 12, 2023, the Company entered into an Agreement with Frictionless (the “May 2023 Frictionless Agreement”) to unwind the equity ownership stakes that the Company and Frictionless have in each other and in Beyond Fintech. Pursuant to the May 2023 Frictionless Agreement: (i) the Company assigned to Frictionless all common stock of Frictionless owned by the Company; (ii) the warrant to purchase 1,000,000 shares of Common Stock previously issued by the Company to Frictionless as of December 30, 2022 was cancelled; (iii) the Company assigned to Frictionless all shares of common stock of Beyond Fintech owned by the Company (the “Beyond Fintech Shares”); and (iv) the rights previously granted to the Company to (a) acquire additional equity interests in Frictionless, (b) participate in future financings of Frictionless and (c) appoint a board member of Frictionless, were terminated. The consideration to the Company for the assignment of the Beyond Fintech Shares to Frictionless was a credit against potential future services to be provided by Frictionless to the Company in an amount up to $250,000. As a result of the novation agreement with Frictionless discussed below, the Company no longer utilizes, and does not expect to utilize, the services of Frictionless for the foreseeable future. The collectability of the remaining credit receivable of $231,431 was impaired.

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

The Company is currently a fintech provider of digital payment solutions presently focused on, through its participation in IPSIPay Express, developing a new account-to-account payment application called Instant Direct Payments as well as traditional credit card processing services. The Company has in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

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

Pursuant to the Operating Agreement, the Company agreed to contribute cash to or on behalf IPSIPay Express to be used for the IPEX business in the aggregate amount of up to $1,500,000 (the “IPSI Capital Contribution”). The Company was required to make the IPSIPay Capital Contribution in three tranches of $500,000 (each, a “Tranche”), or such lesser amounts as may be unanimously approved by the Board of Managers of IPSIPay Express. With the full funding of each Tranche, the Company will automatically receive an 11.11% membership interest in IPSIPay Express (or a pro rata portion thereof if less than a full Tranche is funded), and OpenPath and EfinityPay’s percentage interest in IPSIPay Express will be reduced pro rata accordingly. Should the Company contribute the full IPSI Capital Contribution, the Members will each own one-third (1/3) of the membership interests in IPSIPay Express. The IPSI Capital Contribution has been or will be made by the following dates and in the following amounts: (i) $200,000 of the initial Tranche was paid by the Company on June 21, 2023; (ii) the $300,000 balance of the initial Tranche was paid on August 4, 2023; (iii) the second $500,000 Tranche was paid in September 2023 and (iv) the third $500,000 Tranche was expected to be paid on or before November 30, 2023. In late 2023, the Company agreed with its joint venture partners that such investment was not required as IPEX is not operational. The need for any additional advances will be addressed with the joint venture partners once IPEX becomes operational and begins generating revenue, the Company’s current equity holding in IPSIPay Express remains at 22%.

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

c)	Merger Agreement with Business Warrior

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

c)	Merger Agreement with Business Warrior (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

c)	Merger Agreement with Business Warrior (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

c)	Merger Agreement with Business Warrior (continued)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended September 30, 2024 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 and amended on April 17, 2024.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements as of September 30, 2024, include the financial statements of the Company. The unaudited condensed consolidated financial statements as of September 30, 2023, include the financial statements of the Company and its subsidiary in which it has a majority voting interest, until May 12, 2023, the date of disposal of its Beyond Fintech subsidiary. Pursuant to the May 2023 Frictionless Agreement, the Company disposed of its 51% interest in Beyond Fintech. Therefore, the Company currently has no subsidiaries.

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services, debt extinguishments or compensation, convertible notes and amendments thereto, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, notes receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short-term convertible notes and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

The Company’s operations and prospects are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. In particular, there is a risk that that IPSIPay Express business (the commercial launch of which has taken longer than originally expected) may never generate revenue for the Company. There are also significant risks and uncertainties associated with the Company’s proposed merger with Business Warrior (see notes 1(c) and 6 for further information). Further, the ongoing wars in Ukraine and between Israel, Hamas and more recently, Hezbollah and uncertainties regarding the global economic environment which has resulted in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities, which may have an adverse impact on its business and financial condition and may hamper the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended September 30, 2024. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

h)	Reporting by Segment

No segmental information is required as the Company has only one operating segment.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2024 and December 31, 2023, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2024 and December 31, 2023, the balance did not exceed federally insured limits.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2024 and 2023.

k)	Investments

The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Non-marketable equity securities that have been remeasured during the period are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities the Company holds. The cost method is used when the Company has a passive, long-term investment that doesn’t result in influence over the Company. The cost method is used when the investment results in an ownership stake of less than 20%, and there is no substantial influence. Under the cost method, the stock purchased is recorded on the balance sheet as a non-current asset at the historical acquisition/purchase price, and is not modified unless shares are sold, additional shares are purchased or there is evidence of the fair market value of the investment declining below carrying value. Any dividends received are recorded as income.

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

The Company had minimal revenues of $0 and $410 for the nine months ended September 30, 2024 and 2023, respectively.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2024 and December 31, 2023, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the nine months ended September 30, 2024, the Company had a net loss of $2.86 million. In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended September 30, 2024, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended September 30, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and, ultimately, becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about its ability to continue as a going concern.

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

The assets and liabilities disposed of were as follows:

Amount
Assets

Current Assets
Cash	$339

Non-current assets
Intangible assets	327,211
Security deposit	15,000
Investment	500,000
842,211
Total assets	842,550

Liabilities

Current Liabilities
Accounts payable	97,126

Net assets sold	745,424
Proceeds due on disposal	(250,000)
Net loss on disposal	$495,424

5	DISCONTINUED OPERATIONS

In the prior year, effective May 12, 2023, the Company disposed of its investment in Beyond Fintech.

The statement of operations from discontinued operations is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	-	-	-	40,821
Depreciation and amortization	-	-	-	-
Total Expense	-	-	-	40,821

Loss from operations before income taxes	-	-	-	(40,821)

Income Taxes	-	-	-	-
Loss from discontinued operations, net of taxation	$-	$-	$-	$(40,821)

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

6	LOANS RECEIVABLE

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

Between June 19, 2024 and September 10, 2024, the Company (utilizing a portion of the proceeds from the issuance of convertible notes) loaned additional funds to Business Warrior in the aggregate principal amount of $130,000 (the “2024 Business Warrior Note”). The 2024 Business Warrior Notes accrues interest at 8% per annum and matures between November 1, 2024 and February 1, 2025. The 2024 Business Warrior Notes plus any accrued interest may be prepaid at any time without penalty.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2024 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$(48,243)	$177,947
	8.0%	November 1, 2024	30,000	677	-	30,677
	8.0%	January 1, 2025	35,000	399		35,399
	8.0%	February 1, 2025	50,000	263		50,263
	8.0%	February 1, 2025	15,000	66		15,066
Total convertible notes payable			$356,190	$1,405	$(48,243)	$309,352
Disclosed as follows:
Current portion of notes receivable						$131,405
Long-term portion of notes receivable						177,947
						$309,352

Discount amortized to income as deemed interest during the three months and nine months ended September 30, 2024 was $8,407 and $19,614, respectively.

Interest earned for the three and nine months ended September 30, 2024 was $1,333 and $1,405, respectively.

7	INTANGIBLES

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

Amortization expense was $0 and $93,095 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $347,298 for the nine months ended September 30, 2024 and 2023, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

8	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EFinityPay. As described in Note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of September 30, 2024, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments related to IPSIPay Express for the period ended September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Cash contribution to IPSIPay Express	$999,500	$999,000
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,220
Prior period equity loss from joint venture	(403,282)	(403,282)
Current period equity income (loss) from joint venture	(660)	-
	$703,778	$703,938

9	LEASES

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

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating lease expense	$-	$40,704

Other lease information:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$-	$(40,704)

Remaining lease term – operating lease	-	Monthly

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

10	FEDERAL RELIEF LOANS

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

The company has accrued interest of $7,670 and $9,369 on this loan as of September 30, 2024 and December 31, 2023, respectively.

11	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10.00%	October 31, 2024	$482,000	$85,689	$-	$567,689	$531,004
Mercer Street Global Opportunity Fund, LLC	10.00%	October 31, 2024	482,000	85,689	-	567,689	531,003
2024 notes	8.5%	February 28, 2025 to May 5, 2025	311,111	4,609	(60,869)	254,851	-
Total notes payable			$1,275,111	$175,987	$(60,869)	$1,390,229	$1,062,007

Interest expense totaled $28,489 and $24,635 for the three months ended September 30, 2024 and 2023, respectively, and $77,980 and $73,371 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of debt discount totaled $14,248 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $16,908 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

In terms of the December 30, 2022 Note Amendment Transaction, described in more detail in note 12 below, the Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Warrants for all purposes. The Company accounted for the aggregate value of the notes issued of $964,000, less the fair value of the warrants exchanged for these notes of $43,608, totaling $920,392 as a component of the loss on convertible debt.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

11	NOTES PAYABLE (continued)

2024 Notes

Between May 29, 2024 and September 9, 2024, the Company entered into five Securities Purchase Agreements with three accredited investors, pursuant to which the Company issued five non-convertible promissory notes (the “2024 Notes”) with an aggregate principal amount of $311,111 for gross proceeds of $233,333, after taking into account an aggregate original issuance discount of $77,778.

The 2024 Notes mature between February 28, 2025 and June 6, 2025 and bear interest at 8.5% per annum.

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

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $4.50 to $0.345 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 100,000 shares of Common Stock underlying the Extension Warrants was increased to 1,304,348 shares.

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue 1,730,057 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under each of the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Cavalry/Mercer Notes until after March 30, 2023 and (ii) waive any events of default under the Cavalry/Mercer Notes and the Cavalry/Mercer SPAs;

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

The amendments to the Cavalry/Mercer Notes were evaluated in terms of ASC 470, Debt, to determine if the amendments to the Cavalry/Mercer Notes were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the Cavalry/Mercer Notes from $4.50 to $0.345 per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the Cavalry and Mercer valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants held by Cavalry and Mercer to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $43,608 and the value of the notes of $964,000 (see note 11 above) and the value of full ratchet provisions of certain of the warrants issued to the Cavalry and Mercer amounting to $841,003, the amendment of the Cavalry/Mercer Notes was determined to be a debt extinguishment.

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

Convertible notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10.0%	October 31, 2024	$868,951	$46,925	$-	$915,876	$909,218
Mercer Street Global Opportunity Fund, LLC	10.0%	October 31, 2024	901,334	222,687	-	1,124,021	1,139,764
Red Road Holdings Corporation*	29.32%	-	-	-	-	-	41,771
	27.77%	-	-	-	-	-	18,683
	32.04%	September 30, 2024	7,900	181	-	8,081	3,109
	24.98%	December 30, 2024	88,500	11,657	(29,608)	70,549	-
	24.51%	March 30, 2025	125,080	8,481	(81,437)	52,124	-
Quick Capital, LLC*	11.12%	-	-	-	-	-	-
	11.03%	November 28, 2024	57,144	6,871	(2,406)	61,609	-
2023 and 2024 convertible notes	8.0 to 12.0%	May 22, 2024 to May 9, 2025	2,523,890	231,847	(71,175)	2,684,562	1,591,735
Total convertible notes payable			$4,572,799	$528,649	$(184,626)	$4,916,822	$3,704,280

*	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are an effective interest rate as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.

Interest expense totaled $121,916 and $83,829 for the three months ended September 30, 2024 and 2023, respectively, and $351,764 and $212,886 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of debt discount totaled $219,700 and $303,042 for the three months ended September 30, 2024 and 2023, respectively, and $857,284 and $414,696 for the nine months ended September 30, 2024 and 2023, respectively.

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

Between August 24, 2023 and November 20, 2023, Cavalry converted $139,726 of interest and $192,774 of principal into 963,769 shares of Common Stock at a conversion price of $0.345 per share realizing a loss on conversion of $42,210.

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

Between September 5, 2024 and September 10, 2024, Cavalry converted $30,029 of principal and $31,527 of interest into 732,815 shares of Common Stock at a conversion price of $0.084 per share realizing a loss on conversion of $32,253. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084 (see note 13).

The balance of the Cavalry Note plus accrued interest at September 30, 2024 was $915,876.

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

Between August 20, 2024 and September 5, 2023, Mercer converted an aggregate principal amount of $90,420 into 1,076,433 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $84,291. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084 (see note 13).

The balance of the Mercer Note plus accrued interest at September 30, 2024 was $1,124,021.

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

The RRH note 1 was repaid in full during the quarter ended June 30, 2024.

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

On August 6, 2024, RRH converted an aggregate of $13,833, including a penalty of $4,611 into 164,679 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $28,984, thereby extinguishing the note.

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

The balance of the RRH Note 3 plus accrued interest at September 30, 2024 was $8,081.

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

The balance of the RRH Note 4 plus accrued interest at September 30, 2024 was $70,549, net of unamortized debt discount of $29,608.

●

On June 25, 2024, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $100,000, after an original issue discount and fees of $25,080 in exchange for the issuance of a $125,080 Convertible Note (“RRH Note 5”), bearing interest at 15%, which interest is earned on issuance of the note, an effective interest rate of 24.51%, and maturing on March 30, 2025. The RRH Note 5 has mandatory repayments of $93,498 on December 30, 2024 and $16,782 per month on January 30, 2025, February 28, 2025 and March 30, 2025. The RRH Note 5 is convertible into shares of Common Stock at a variable conversion rate of 65% of the lowest trading price ten trading days before conversion.

The balance of the RRH Note 5 plus accrued interest at September 30, 2024 was $52,124, net of unamortized debt discount of $81,437.

Quick Capital, LLC

●

On March 4, 2024, the Company closed a transaction with Quick Capital, LLC (“Quick Capital”) pursuant to which the Company received net proceeds of $94,000, after an original issue discount and fees of $20,286 in exchange for the issuance of a $114,286 Convertible Note (“Quick Cap Note 1”) , bearing interest at an effective interest rate of 11.12% per annum, which interest is earned on issuance of the note, and maturing on September 4, 2024. The Quick Cap Note 1 has monthly 30,875 commencing on May 4, 2024. The Note was convertible into shares of Common Stock at an adjusted conversion price of $0.084 per share, in addition, the Company issued a warrant exercisable for 357,764 shares of Common Stock at an initial exercise price of $0.345 per share. The warrant has full ratchet price protection which has resulted in the number of shares exercisable under the warrant increasing to 1,469,388 and the exercise price being amended to $0.084 per share.

The Company had repaid an aggregate of $92,523 of the principal and interest outstanding and between September 6, 2024 and September 17, 2024, Quick Capital converted an aggregate of $32,906, including a penalty of $2,000 into 391,736 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $13,965, thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

12	CONVERTIBLE NOTES PAYABLE (continued)

Quick Capital, LLC (continued)

●

On May 28, 2024, the Company closed a transaction with Quick Capital pursuant to which the Company received net proceeds of $46,500, after an original issue discount and fees of $10,644 in exchange for the issuance of a $57,144 Convertible Note (“Quick Cap Note 2”), bearing interest at an effective interest rate of 11.03% per annum, which interest is earned on issuance of the note, and maturing on November 28, 2024. The Quick Cap Note 2 has monthly 15,429 commencing on July 28, 2024. The Note is convertible into shares of Common Stock at an adjusted conversion price of $0.084 per share, in addition, the Company issued a warrant exercisable for 178,882 shares of Common Stock at an initial exercise price of $0.345 per share. The warrant has full ratchet price protection which has resulted in the number of shares exercisable under the warrant increasing to 734,694 and the exercise price being amended to $0.084 per share.

No repayments have been made on the Quick Capital Note 2 which provides for a no notice default, whereupon the note accrues penalty interest at a rate of 24% per annum on the total balance outstanding. Penalty interest amounting to $2,597 has been accrued on the Quick Capital 2 note as at September 30, 2024.

The balance of the Quick Capital note plus accrued interest at September 30, 2024 was $61,610, net of unamortized debt discount of $2,406.

2023 and 2024 Convertible Notes

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors to purchase convertible notes (the “2023 Convertible Notes”). Between February 6, 2024 and August 9, 2024, the Company entered into Securities Purchase Agreements with 8 accredited investors to purchase convertible notes (the “2024 Convertible Notes”). The Company received an aggregate of $2,026,666 from the 2023 Convertible Notes and $475,002 from the 2024 Convertible Notes, in gross proceeds in private placements through the issuance of:

●	the 2023 Convertible Notes and the 2024 Convertible Notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock associated with the 2023 Convertible Notes (the “2023 Warrants”) and an aggregate of 289,856 shares of Common Stock associated with the 2024 Convertible Notes (the “2024 Warrants”), at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The 2023 Convertible Notes and the 2024 Convertible Notes mature between 3.5 months and 12 months, bear interest at rates between 8% and 12% per annum and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Convertible Notes and 2024 Convertible Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the 2023 Convertible Notes and the 2024 Convertible Notes or the 2023 Warrants and the 2024 Warrants, for public resale.

The 2023 Convertible Notes, the 2024 Convertible Notes and the 2023 Warrants and the 2024 Warrants contain conversion limitations providing that a holder thereof may not convert or exercise such securities to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

On December 14, 2023, two notes totaling $225,000 ($200,000 and $25,000, respectively) which matured on December 31, 2023 were extended for an additional 3 months to March 30, 2024. In exchange for the extension, the Company issued the note holders additional warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share. On May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, the Company issued to the note holders additional warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share.

On March 14, 2024, the Company extended the maturity date of 11 convertible notes maturing between February 13, 2024 and February 23, 2024 by an additional six months and as consideration for the extension, the note holders were issued additional warrants exercisable for 387,673 shares of Common Stock at an exercise price of $0.345 per share. The modification was assessed in terms of ASC 470 and determined to be a debt extinguishment, resulting in the warrant value of $66,047 being expensed as a loss on convertible notes.

At September 30, 2024, notes with a principal amount of $1,676,666 and accrued interest thereon on $186,789 have matured. No further extensions on notes that have matured or are expected to mature prior to and subsequent to the date of this Report have been requested or granted. Pursuant to the Merger Agreement entered into with Business Warrior on July 28, 2024 and as a condition precedent to the consummation of the merger contemplated thereunder, the Company is negotiating with all of its convertible note holders to exchange such convertible notes for shares to be designated and issued as Series A Convertible Preferred Stock of the Company. The terms of the exchange and such Series A Convertible Preferred Stock are still to be determined and are subject to Company stockholder approval.

The balance of the 2023 Convertible Notes and the 2024 Convertible Notes plus accrued interest at September 30, 2024 was $2,684,562, net of unamortized debt discount of $71,175.

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

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 12) pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the RRH 2 Note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion of the RRH Note 2, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share (the “Triggering Event”).

Convertible notes with an aggregate principal and interest balance outstanding on August 6, 2024 of $2,165,578 have such price-based anti-dilution protection. Based on the conversion by the RRH Note 2 as described above, the conversion price of these notes will reset to $0.084. In addition, certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370. In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which will reduce the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511.

The value of the derivative liability related to the anti-dilution price protected convertible notes and warrants was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability of $4,318,669 on the convertible notes and $2,051,405 on the warrants. In addition, a payment was not made on a convertible note with a no notice default clause, resulting in the triggering of a variable priced conversion feature, which gave rise to a derivative liability on the payment due date, this gave rise to an additional derivative liability of $56,329, both determined using a Black-Scholes valuation model.

The net mark-to-market movement of the derivative liability for the three months ended September 30, 2024 was a net mark-to-market credit of $5,538,008 and for the nine months ended September 30, 2024 was a net mark-to-market credit of $6,461,496, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	nine months ended September 30, 2024	Year ended December 31, 2023
Conversion price	$0.0491 to $0.345	$0.104 to $0.345
Risk free interest rate	3.58 to 5.50%	3.60 to 5.55%
Expected life of derivative liability	1 to 35 months	3.5 to 47 months
Expected volatility of underlying stock	24.3 to 262.09%	158.72 to 217.01%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	September 30, 2024	December 31, 2023
Opening balance	$1,434,196	$2,550,642
Derivative financial liability arising from convertible note and warrants	226,329	385,000
Derivative liability arising on anti-dilutive convertible notes and warrants	6,370,074	-
Fair value adjustment to derivative liability	(6,461,496)	(1,501,446)
	$1,569,103	$1,434,196

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

14	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 16,185,552 and13,819,889 shares of Common Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

On May 19, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 72,464 shares of Common Stock for the conversion of $25,000 of convertible debt.

On August 16, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 72,464 shares of Common Stock for the conversion of $25,000 of convertible debt.

On August 24, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 173,914 shares of Common Stock for the conversion of $60,000 of interest on convertible debt.

On August 30, 2023, the Company effectuated a 1 for 30 reverse stock split, resulting in the issuance of an additional 2,838 shares to existing stockholders due to rounding of existing shareholdings. All share amounts disclosed in the unaudited condensed consolidated financial statements have been adjusted to reflect the Company’s 1 for 30 reverse stock split effectuated on August 30, 2023.

On August 31, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 144,928 shares of Common Stock for the conversion of $50,000 of convertible debt.

On November 8, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 289,855 shares of Common Stock for the conversion of $100,000 of convertible debt.

On November 20, 2023, in terms of a conversion notice received from a convertible note holder, the Company issued 500,000 shares of Common Stock for the conversion of $172,500 of convertible debt.

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 12) pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the RRH 2 Note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion of the RRH Note 2, a warrant, with full ratchet anti-dilution price protection, exercise price was reduced from $0.345 per share to $0.084 per share and the number of shares exercisable was increased from 3,145,342 shares to 12,918,370 shares, resulting in a deemed dividend charge and a credit to additional paid in capital of $426,807.

Between August 6, 2024 and September 17, 2024, in terms of conversion notices received from 4 convertible note holders, including the RRH Note 2 described above, the Company issued 2,365,663 shares of common stock for the conversion of $198,716 of convertible debt at a conversion price of $0.084 per share, realizing an aggregate loss on conversion of $159,493.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

14	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2023 to September 30, 2024 is as follows:

	Total restricted shares*	Weighted average fair market value per share*	Total unvested restricted shares*	Weighted average fair market value per share*	Total vested restricted shares*	Weighted average fair market value per share*
Outstanding January 1, 2023	783,167	$1.50	170,792	$1.47	612,375	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,792)	(1.47)	170,792	1.47
Outstanding December 31, 2023	783,167	$1.50	-	$-	783,167	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding September 30, 2024	783,167	$1.50	-	$-	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The restricted stock granted, issued and exercisable at September 30, 2024 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted*	Weighted Average Fair Value per Share*
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The Company has recorded an expense of $0 for the three and nine months ended September 30, 2024 and 2023.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of September 30, 2024 and December 31, 2023.

d.	Warrants

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors. In terms of these Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate 5,696,586 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the 2023 Notes or the 2023 Warrants for public resale.

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

On December 14, 2023, the maturity date of two notes totaling $225,000 ($200,000 and $25,000, respectively) which matured on December 31, 2023 were extended for an additional 3 months to March 30, 2024. In exchange for the maturity date extension, the Company issued the note holders five-year warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share. On May 4, 2024, the maturity date of the $200,000 note was further extended to June 14, 2024, and the maturity date of the $25,000 note was further extended to June 30, 2024. In exchange for the maturity date extension, the Company issued to note holders warrants exercisable for 292,463 shares of Common Stock at an exercise price of $0.345 per share.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

14	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 12). As a result of the conversion of the RRH Note 2, all warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share. Certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370 and a reduction in the exercise price to $0.084 per share from $0.345 per share, In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511. This resulted in a fair value adjustment charge of $2,478,211 of which $2,051,405 was recorded as a charge to the statement of comprehensive loss as it related to warrants subject to derivative liability treatment and $426,807 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of a warrant issued during the current year, which is not subject to derivative liability treatment.

The 2023 and 2024 Warrants contain exercise limitations providing that a holder thereof may not exercise the Warrants to the extent that, if after giving effect to such exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2024
Exercise price	$0.084 to 0.345
Risk free interest rate	3.73 to 4.56%
Expected life	1 to 5 years
Expected volatility of underlying stock	177.78 to 191.17%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2023 to September 30, 2024 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	5,186,376	$0.345 – 5.625	$0.9000
Granted	6,289,051	0.345 – 1.50	0.3556
Forfeited	(33,334)	1.50	1.5000
Cancelled on disposal of investment in Frictionless and Beyond Fintech	(1,000,000)	0.345	0.3450
Exercised	-	-	-
Outstanding December 31, 2023	10,442,093	$0.345 – 5.625	$0.6265
Granted	1,506,638	0.345	0.345
Increase in warrants issued due to anti-dilution price protection	9,773,028	0.084	0.084
Forfeited	-	-	-
Exercised	-	-	-
Outstanding September 30, 2024	21,721,759	$0.084 – 5.625	$0.3196

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

14	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at September 30, 2024 are as follows:

	Warrants Outstanding*			Warrants Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$0.084	13,376,267	3.12		13,376,267		3.12
$0.345	6,959,041	3.89		6,959,041		3.89
$0.450	266,668	3.73		266,668		3.73
$1.035	500,000	0.77		500,000		0.77
$1.500	33,334	3.87		33,334		3.87
$4.50	505,560	1.46		505,560		1.46
$5.625	80,889	1.46		80,889		1.46
	21,721,759	3.28	$0.3196	21,721,759	$0.3196	3.28

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding have an intrinsic value of $13,376 and $0 as of September 30, 2024 and 2023.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

14	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

During 2024, the Company options exercisable for 6,667 shares of Common Stock expired due to the resignation of a director whose options were not exercised in accordance with the terms allowed under the plan and were therefore canceled.

A summary of option activity during the period January 1, 2023 to September 30, 2024 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	1,543,891	$1.20 to 12.00	$4.47
Granted	-	-	-
Forfeited/Cancelled	(23,889)	$1.20 to 12.00	5.41
Exercised	-	-	-
Outstanding December 31, 2023	1,520,002	$1.20 to 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	1.20	1.20
Exercised	-	-	-
Outstanding September 30, 2024	1,513,335	$1.20 to 12.00	$4.47

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The options outstanding and exercisable at September 30, 2024 are as follows:

	Options Outstanding*			Options Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$1.20	13,334	7.96		13,334		7.96
$4.50	1,500,001	7.19		1,500,001		7.19
	1,513,335	7.20	$4.47	1,513,335	$4.47	7.20

The options outstanding have an intrinsic value of $0 as of September 30, 2024 and 2023.

The option expense was $31,488 and $94,464 for the three months ended September 30, 2024 and 2023, respectively, and $220,416 and $283,392 for the nine months ended September 30, 2024 and 2023, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

15	LOSS ON CONVERTIBLE NOTES

The loss on convertible notes consists of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Expense on extension of maturity date of convertible notes	-	-	102,352	-
Loss on conversion of convertible notes	159,493	58,769	159,493	77,247
Loss on anti-dilution price protection adjustment	4,318,669	-	4,318,669	-
Loss on no notice default convertible note	56,329	-	56,329	-
	4,534,491	58,769	4,636,843	77,247

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

The debt extinguishments resulted in a charge of $0 and $102,352 for the three and nine months ended September 30, 2024, respectively.

Between August 6, 2024 and September 17, 2024, in terms of conversion notices received from 4 convertible note holders, the Company issued 2,365,663 shares of common stock for the conversion of $198,716 of convertible debt at a conversion price of $0.084 per share, realizing an aggregate loss on conversion of $159,493.

As a result of the conversion of the RRH Note 2 ( see note 12 above), included in the paragraph above, all other outstanding convertible notes of the Company that contain price-based anti-dilution protection had the conversion prices of such notes adjusted to $0.084 per share (the “Triggering Event”).

The value of the derivative liability related to the anti-dilution price protected convertible notes was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible notes of $4,318,669. In addition, a payment was not made on a convertible note with a no notice default clause, resulting in the triggering of a variable priced conversion feature, which gave rise to a derivative liability on the payment due date, this gave rise to an additional loss on convertible notes of $56,329.

16	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three and nine months ended September 30, 2024 and 2023 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three and nine months ended September 30, 2024 (Shares)	Three and nine months ended September 30, 2023 (Shares)
Convertible debt	38,680,397	13,046,469
Stock options	1,513,335	1,543,893
Warrants to purchase shares of Common Stock	21,721,759	9,135,137
	61,915,491	23,725,499

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the unaudited Condensed Consolidated Financial Statements

17	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties during the nine months ended September 30, 2024:

William Corbett

An option expense for options still vesting for Mr. Corbett was $22,196 and $66,587 for the three months ended September 30, 2024 and 2023, respectively and $155,369 and $199,760 for the nine months ended September 30, 2024 and 2023, respectively.

Richard Rosenblum

An option expense for options still vesting for Mr. Rosenblum was $9,292 and $27,879 for the three months ended September 30, 2024 and 2023, respectively and $65,047 and $83,636 for the nine months ended September 30, 2024 and 2023, respectively.

18	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under Notes 11 and 12 above, which had and have maturity dates between May 22, 2024 and May 9, 2025. The Company may settle certain of the notes payable, at its option by the issue of shares of its Common Stock and should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

19	SUBSEQUENT EVENTS

October 2024 Senior Promissory Notes

On October 10, 2024, the Company entered into two Securities Purchase Agreements with accredited investors, pursuant to which the Company issued two senior promissory notes each with a principal amount totaling $66,667 (totaling $133,334), for gross proceeds of $50,000 each (totaling $100,000), including an aggregate original issuance discount of $16,667 (totaling $33,334), for each note. The notes mature on October 10, 2025 and bear interest at 8.5% per annum.

October 2024 Convertible Promissory Notes

On October 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company received an aggregate of $100,000 through the issuance of a convertible promissory note and a five-year warrant to purchase an aggregate of 289,855 shares of common stock, at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The note matures on October 22, 2025 and bears interest at 8% per annum and are convertible into shares of Common Stock at a conversion price of $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The note may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the notes or the warrants for public resale.

The note and warrant contain conversion limitations providing that a holder thereof may not convert the notes or exercise the warrants, to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. The holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Note Conversions

On October 11, 2024, the Company received two conversion notices from two convertible note holders, each converting an aggregate of $33,922 (totaling $67,844) of the interest outstanding on the notes, into an aggregate of 403,829 (totaling 807,658) shares of common stock, at a conversion price of $0.084 per share.

On October 25, 2024, the Company received two conversion notices from two convertible note holders, each converting an aggregate of $35,614 (totaling $71,229) of the interest outstanding on the notes into an aggregate of 423,981 (totaling 847,962) shares of common stock, at a conversion price of $0.084 per share.

On November 11, 2024, the Company received two conversion notices from two convertible note holders, each converting an aggregate of $37,392 (totaling $74,783) of interest and principal outstanding on the notes into an aggregate of 445,137 (totaling 890,274) shares of common stock, at a conversion price of $0.084 per share.

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

Overview

We are a fintech provider of digital payment solutions presently focused on, through its participation in IPSIPay Express, developing a new account-to-account payment application called Instant Direct Payments (which we call IPEX) as well as traditional credit card processing services. We have in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

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

Merger Agreement with Business Warrior

On July 28, 2024, we entered into an Agreement and Plan of Merger pursuant to which we would acquire Business Warrior Corporation, a Wyoming corporation (“Business Warrior”). See Note 1(c) to the accompanying financial statements for information regarding the terms and conditions of this proposed merger.

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

We expect to spend much of the fourth quarter of 2024 raising capital necessary to seek appropriate shareholder approvals, and seeking such approvals, for the merger and otherwise fulfilling the conditions to closing of the merger. Among such conditions is an exchange of our and Business Warrior’s outstanding convertible promissory notes for shares of a newly designated preferred stock of our Company (we have convertible note investors in common with Business Warrior). However, the terms of such exchange and such preferred stock remain subject to negotiation and approval of our shareholders. Moreover, there are several other key conditions to closing which will be challenging to fulfill. Therefore, our ability to consummate the merger is subject to significant risks and uncertainties, and the merger may never be consummated. The efforts needed to complete the merger and these risks and uncertainties will affect our results of operations in the coming periods.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net revenue

We recorded minimal revenues of $0 and $(28) during the three months ended September 30, 2024 and 2023, respectively. The revenue in the prior year was generated from our legacy IPSIPay platform which was novated to a third party in September 2023. We pivoted to focus our attention on the IPSIPay Express joint venture, where we expect to generate initial revenues during the 2024 fiscal year, dependent on product testing, which is currently underway, and market acceptance. In addition, if the merger with Business Warrior is consummated, we expect to generate revenues from Business Warrior’s business activities.

Cost of goods sold

We did not have any revenues or cost of goods sold for the three months ended September 30, 2024. Cost of goods sold was $387 for the three months ended September 30, 2023 and consisted primarily of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $296,438 and $745,688 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $449,250 or 60.2%. The decrease is primarily due to the following:

(i)	Legal fees were $89,334 and $236,832 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $147,498 or 62.3%. The decrease is primarily due to the prior year legal fees related to unfair dismissal matters which were claimed in the prior year by several individuals, offset by legal fees incurred on the proposed merger with Business Warrior.

(ii)	Professional fees were $11,607 and $131,867 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $120,260 or 91.2%. The decrease is primarily due to professional fees incurred in the prior year from Frictionless for management fees and customer support fees and a decrease in solicitation agent fees incurred in the prior year to support our prior year annual general meeting.

(iii)	Salaries and wages were $140,087 and $278,345 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $138,258 or 49.7%. the decrease is primarily due to the decrease in accrued compensation due to our CEO by $60,000 during the current period and a reduction in payroll taxes of $8,704 related to the reduction in payroll and the reduction in stock-based compensation of $62,976 due to the full amortization of option expense during the current year.

(iv)	Audit fees were $12,500 and $(23,000) for the three months ended September 30, 2024 and 2023, an increase of $35,500 or 154.3%, primarily due to a credit processed in the prior year for duplicated invoices recorded in the prior year.

(v)	Insurance expense was $317 and $11,771 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $11,454 or 97.3%. This is primarily due to the suspension of insurance coverage during the current period as no business is being conducted during this development phase.

(vi)	Selling and marketing expenses were $5,991 and $87,361 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $81,370 or 93.1%. the decrease is primarily due the decrease in social media marketing expenses and the decrease in endorsement fees due to Mario Lopez which were fully amortized during the current year.

(vii)	The balance of the general and administrative expenses was $36,601 and $22,512 for the three months ended September 30, 2024 and 2023, respectively, an increase of $14,089 or 62.6%. The increase is made up of several individually insignificant items.

Depreciation and amortization

Depreciation was $543 and $100,387 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $99,844, primarily due to the prior period depreciation of our legacy IPSIPay software platform and purchased software of $93,095 prior to the novation of such platform to a third party during the prior year.

Loss on convertible notes

Loss on convertible notes was $4,534,491 and $58,769 for the three months ended September 30, 2024 and 2023, respectively, an increase of $4,475,722. The loss on convertible notes during the current year related to; (i) a loss of $4,318,669 realized on an anti-dilution adjustment to the conversion feature of certain convertible notes; (ii) a loss of $56,329 realized on the conversion feature of a convertible note which through a no notice default clause, triggered a variable priced conversion liability; and (iii) a loss of $159,493 realized on conversion of certain convertible notes at prices lower than the current market price during the current year. In the prior year, the loss on convertible notes related to the conversion of $135,000 of convertible debt into 391,306 shares of common stock.

Fair value on price protected warrants

Fair value on price protected warrants was $2,051,405 and $0 for the three months ended September 30, 2024 and 2023, respectively. During the current year the exercise price of certain warrants were reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.345 to $0.084. This resulted in a Black -Scholes derived valuation difference related to those certain warrants of $2,051,405.

Penalty on convertible notes

Penalty on convertible notes was $6,611 and $9,306 for the three months ended September 30, 2024 and 2023, a decrease of $2,695 or 29.0%. The current year penalty arose on certain warrants conversions which were triggered by delayed payments to the note holders, resulting in the charge of $6,611.

Loss on novation

Loss on novation was $0 and $1,066,165 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $1,066,165 or 100%. The prior year loss on novation arose due to the September 2023 transfer of our legacy IPSIPay platform and all rights and obligations associated with the service agreement with Frictionless to a third party.

Fair value of warrants issued

Fair value of warrants issued was $0 and $14,176 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $14,176 or 100.0%. We issued a replacement warrant exercisable for 33,334 shares to an investor during the prior period.

Interest expense, net

Interest expense was $152,376 and $110,328 for the three months ended September 30, 2024 and 2023, respectively, an increase of $42,048 or 38.1%. The increase is related to the additional $785,502 of new convertible note funding and $233,333 of promissory note funding during the current year for working capital purposes.

Amortization of debt discount

Amortization of debt discount was $233,948 and $303,042 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $69,094 or 22.8%. The decrease is primarily due to the full amortization of debt discount on convertible notes carried over from the prior year , the current year debt discount, and consequent amortization thereof, on new funding is significantly lower than the prior year.

Derivative liability movements

Derivative liability movements were $5,538,008 and $1,795,642 for the three months ended September 30, 2024 and 2023, respectively, a net movement of $3,742,366 or 72.7%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible notes and the reset of the exercise price and full ratchet reset of certain warrants during the current year, and the subsequent mark-to-market of these derivatives due to a declining stock price on the exercise of certain convertible notes during the current year.

Net loss from equity method investment

Net loss from equity method investment was $88 and $402,509 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $402,421 or 99.9%. The loss in the prior year related is due to the dilutive effect of withdrawals of cash out of the joint venture by the other joint venture parties, impacting on the overall value of the. IPSIPay Express Joint venture attributes to the Company.

Net loss

Net loss was $1,728,152 and $1,015,143 for the three months ended September 30, 2024 and 2023, respectively, an increase of $713,009 or 70.2%. The increase is primarily due to the increase in the loss on convertible notes and the increase in the fair value adjustment on price protected warrants, offset by the decrease in loss on novation, the decrease in operating loss and the movement in derivative liabilities, as discussed in detail above.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net revenue

We did not have any revenues during the nine months ended September 30, 2024 and minimal revenues of $410 for the nine months ended September 30, 2023. The revenue in the prior year was generated from the IPSIPay platform which was been novated to a third party in September 2023. We pivoted to focus our attention on the IPSIPay Express joint venture, where we expect to generate initial revenues during the 2024 fiscal year, dependent on product testing, which is currently underway, and market acceptance. In addition, if the merger with Business Warrior is consummated, we expect to generate revenues from Business Warrior’s business activities.

Cost of goods sold

We did not have any revenues or cost of goods sold for the nine months ended September 30, 2024. Cost of goods sold was $2,756 for the nine months ended September 30, 2023 and consisted primarily of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $1,330,367 and $2,753,266 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,422,899 or 51.7%. The decrease is primarily due to the following:

(i)	Legal fees were $307,997 and $611,178 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $303,181 or 49.6%. The decrease is primarily due to the legal matters relating to unfair dismissal matters which were claimed in the prior year by several individuals, offset by legal expenses related to the proposed acquisition of Business Warrior.

(ii)	Professional fees were $35,441 and $583,873 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $548,432 or 93.9%. The decrease is due to the reduction in professional fees related to services previously provided to us by Frictionless, amounting to $490,293 and a reduction in proxy solicitation agent fees of $47,069, which were required in the prior year to approve the reverse stock split at our 2023 annual meeting of stockholders.

(iii)	Salaries and wages were $614,081 and $836,887 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $222,806 or 26.6%. The decrease is primarily attributable to the reduction in stock-based compensation of $62,976 due to the current-year full amortization of option expense related to options issued to our management, the decrease in our previous CEO’s salary of $120,000 during the second and third quarter of 2024 and the related decrease in employer related payroll taxes and health insurance costs during the current year.

(iv)	Audit fees were $105,000 and $84,000 for the nine months ended September 30, 2024 and 2023, an increase of $21,000 or 25.0%, primarily due to a credit processed in the prior year for duplicated invoices recorded in the prior year.

(v)	Insurance expense was $943 and $105,067 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $104,124 or 99.1%. This is primarily due to the suspension of insurance coverage during the current period as no business is being conducted during this development phase.

(vi)	Selling and marketing expenses were $154,864 and $348,003 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $193,139 or 55.5%. The decrease is primarily due to the fair value of the prior period immediately vesting warrants granted to Mario Lopez (who performed spokesperson services for us), offset by the monthly amortization of vesting warrants during the current period, and a reduction in both social media marketing and marketing expenses related to the launch of our legacy IPSIPay platform and e-wallet in the prior year.

(vii)	The balance of the general and administrative expenses was $112,042 and $184,258 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $72,216 or 39.9%, which is made up of several individually insignificant items.

Depreciation

Depreciation was $1,627 and $380,092 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $378,465 or 99.6%, primarily due to the depreciation of the software platform and purchased software of $374,298, prior to the novation of the platform to a third party during the prior year.

Loss on convertible notes

Loss on convertible notes was $4,636,843 and $77,247 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $4,559,596. The loss on convertible notes during the current year related to; (i) a loss of $4,318,669 realized on an anti-dilution adjustment to the conversion feature of certain convertible notes; (ii) a loss of $56,329 realized on the conversion feature of a convertible note which through a no notice default clause, triggered a variable priced conversion liability; (iii) a loss of $159,493 realized on conversion of certain convertible notes at prices lower than the current market price during the current year; and (iv) a loss on debt extinguishment of $102,352. In the prior year, the loss on debt conversion related to the conversion of $160,000 of convertible debt into 463,770 shares of common stock.

Fair value on price protected warrants

Fair value on price protected warrants was $2,051,405 and $0 for the nine months ended September 30, 2024 and 2023, respectively. During the current year the exercise price of certain warrants were reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.345 to $0.084. This resulted in a Black -Scholes derived valuation difference related to those certain warrants of $2,051,405.

Penalty on convertible notes

Penalty on convertible notes was $6,611 and $9,306 for the nine months ended September 30, 2024 and 2023, a decrease of $2,695 or 29.0%. The current year penalty arose on certain warrants conversions which were triggered by delayed payments to the note holders, resulting in the charge of $6,611.

Loss on novation

Loss on novation was $0 and $1,066,165 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,066,165 or 100%. The prior year loss on novation arose due the novation of our legacy IPSIPay platform and all rights and obligations associated with the service agreement with Frictionless to a third party.

Fair value of warrants issued

Fair value of warrants issued was $0 and $14,176 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $14,176 or 100.0%. We issued a replacement warrant exercisable for 33,334 shares to an investor during the prior period.

Interest expense, net

Interest expense was $435,471 and $290,628 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $144,843 or 49.8%. The increase is related to the additional $785,502 of new convertible note funding and $233,333 of promissory note funding during the current year for working capital purposes.

Amortization of debt discount

Amortization of debt discount was $874,193 and $414,696 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $459,497 or 110.8%. The increase is primarily due to the amortization of debt discount on convertible notes carried over from the prior year and additional debt discount on new convertible notes issued during the current year to fund working capital.

Derivative liability movements

Derivative liability movements were $6,461,496 and $1,483,710 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $4,977,7862,541,364 or 171.3%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible notes and the reset of the exercise price and full ratchet reset of certain warrants during the current year, and the subsequent mark-to-market of these derivatives due to a declining stock price on the exercise of certain convertible notes during the current year.

Net loss from equity method investment

Net loss from equity method investment was $660 and $403,890 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $403,230 or 99.8%. The loss in the prior year related is due to the dilutive effect of withdrawals of cash out of the joint venture by the other joint venture parties, impacting on the overall value of the. IPSIPay Express Joint venture attributes to the Company.

Net loss from continuing operations

Net loss from continuing operations was $2,857,262 and $3,928,102 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,070,840 or 27.3%. The decrease is primarily due to the decrease in general and administrative expenses, a decrease in depreciation and amortization, a decrease in loss on novation and the movement in derivative liability, offset by an increase in loss on convertible notes and fair value oof price protected warrants, as discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $0 and $40,821 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $40,821 or 100.0%. On May 12, 2023, we entered into an agreement with Frictionless to unwind the equity ownership stakes that we and Frictionless have in each other and in Beyond Fintech. We assigned to Frictionless all common stock of Frictionless owned by us and all shares of common stock of Beyond Fintech owned by us.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $0 and $495,424 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $495,424 or 100.0%. This relates to the unwinding of our relationship with Frictionless as described above. The consideration received by us for the assignment of our equity in Beyond Fintech to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $2,857,262 and $4,464,347 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,607,085 or 36.0%. the decrease is primarily attributable to the decrease in net loss from continuing operations and the decrease in loss on disposal of subsidiary and investment, as described above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $61.5 million through September 30, 2024 and incurred negative cash flow from operations of $0.5 million for the nine months ended September 30, 2024. Our primary focus is on our IPSIPay Express LLC three-way joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. To date, this joint venture has not generated revenue, but we believe much of the background work necessary for IPSIPay Express to commence revenue generating operations from payment processing has been completed. No assurances can be given, however, that such revenue generation will commence or be meaningful to us as an approximately 22% joint venture partner in IPSIPay Express.

We have also entered into a merger agreement with Business Warrior as described above and expect to generate revenue from Business Warrior’s product offerings following this merger if the transaction is consummated.

At September 30, 2024, we had cash of $1,033 and working capital deficit of $10.3 million, including a derivative liability of $1.6 million. After eliminating the derivative liability our working capital deficit is $8.7 million.

We used cash of $0.5 million and $1.1 million in operations for the nine months ended September 30, 2024 and 2023, respectively. Overall cash used in operations decreased by $0.6 million due to cost containment to preserve cash balances.

We invested $0.3 million in Business Warrior in the form of notes receivable for strategic purposes during the nine months ended September 30, 2024. In the prior year we had invested $0.1million in our payment platforms which we subsequently disposed of or novated to other parties and we invested $1.0 million in our equity method investment.

We generated cash of $0.8 million from promissory notes and convertible notes and repaid $0.3 million of convertible notes and generated a further $0.2 million in notes payable during the current period. In the prior year we generated $2.0 million from convertible notes and repaid $0.2 million.

At September 30, 2024, we had outstanding convertible notes, including interest thereon of $4.9 million, net of unamortized debt discount of $0.2 million and outstanding promissory notes, including interest thereon of $1.4 million, net of unamortized debt discount of $0.06 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates of 8% to 32.0% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% to 70% of lowest trading prices over a 10 to 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Executive Chairman (“Executive Chairman”) and our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our Executive Chairman and CFO concluded that our disclosure controls and procedures as of September 30, 2024 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024.

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

On October 20, 2021, a complaint was filed against our Company and certain of its officers and directors with the Occupational Safety and Health Administration of the United States Department of Labor (“OSHA”), captioned Naum Voloshin, Yulia Rey, Alexander Voloshin, Andrey Novikov, and Frank Perez v. Innovative Payment Solutions, Inc., William Corbett, Richard Rosenblum, Madisson Corbett, Jim Fuller, Cliff Henry and David Rios. The complaint generally alleged that complainants, four former employees (or independent consultants) of our Company and one employee who was on suspension, did not receive compensation to which they claim they were entitled and that they were wrongfully terminated for engaging in protected activities in violation of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. The complaint sought reinstatement of complainants’ employment, monetary damages including back pay, raises, bonuses, benefits, overtime, emotional distress and loss of reputation, orders of abatement and injunctive relief, and costs of litigation.

In early 2022, OSHA dismissed the claims of Ms. Rey and Mr. Perez, and they appealed that decision. Prior counsel moved to dismiss the remaining claims and as of this writing OSHA took no action with respect to that motion as ultimately the former employees elected to proceed in federal court. Pursuant to agreement and stipulation, dismissal of the OSHA claims was accomplished without prejudice on November 10, 2022.

On November 7, 2022, the same five employees filed a lawsuit, not in federal court, but in the California Superior Court for the County of Los Angeles, against our Company and the same individuals against whom they had asserted their OSHA claim. The complaint asserted claims for, among other things, breach of contract, failure to pay wages and failure to reimburse expenses under the California Labor Code and asserting retaliation claims under the California Labor Code. On December 16, 2022, the same five employees filed an amended complaint dropping all defendants from the case except Mr. Corbett and our Company. The amended complaint asserts claims for violations of California Labor Code Section 1102.5; wrongful termination in violation of public policy; breach of contract; breach of covenant of good faith and fair dealing; violation of California Labor Code Section 201; waiting time penalties (Cal. Lab. Code Sections 201 & 203) and violation of California Labor Code Section 2802.

We and Mr. Corbett, the sole remaining individual defendant, through prior counsel moved to compel arbitration on February 17, 2023. As a result of that motion and a stipulated order entered by the court, all proceedings in the Superior Court were stayed.

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

On August 30, 2023, the Hon. William A. Crowfoot granted our and Mr. Corbett’s motion to compel arbitration, concluding that all of the claims alleged in the former employees’ first amended complaint were subject to arbitration. The California Court of Appeal subsequently denied the former employees’ petition for writ of mandate on November 1, 2023. On December 15, 2023, all five former employees filed a demand for arbitration. We withdrew our motion to compel appointment of an arbitrator.

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

Initial discovery was served by both sides. Documents were exchanged, and depositions proceeded for 4 persons with three depositions still outstanding, the first scheduled to be heard on November 20, 2024.

Minkovich v. Corbett, et al.

On May 26, 2022, Mr. Jan Minkovich (“Minkovich”) filed a lawsuit in California Superior Court in Los Angeles County (Minkovich v. Corbett, et al., CASE NO. 22CHCV00377) against our Company and our Chairman and Chief Executive Officer William Corbett. The complaint asserts six causes of action for: (i) breach of contract; (ii) nonpayment of wages; (iii) waiting time penalties; (iv) failure to indemnify for alleged employee business expenses; (v) violation of Section 17200 of the California Business and Professional Code; and (vi) wrongful termination of employment in violation of public policy. Minkovich seeks $570,000 in damages, penalties, and attorneys’ fees plus shares equal to five percent (5%) ownership of our Company. He bases his claim in part on the unilateral expectation that he receives 2.7 million shares of the Company. Assuming he is owed any shares, a claim which we dispute, after the reverse 30-1 split he would receive only 90,000 shares.

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

As expected, the plaintiff-initiated arbitration before the American Arbitration Association (“AAA”) based on the appellate ruling. While, as the court order states, the plaintiff may renew his challenge to the arbitration clause before the arbitrator, we believe such challenges are rare and rarely succeed. Accordingly, we expect the dispute likely will be resolved through AAA arbitration. Management is vigorously defending the claims and intends to continue to do so.

In mid-April 2024, the Company and Mr. Corbett changed attorneys. The Law Offices of Jeffrey B. Neustadt replaced prior counsel. Mr. Neustadt’s office submitted the cost bill and an attorneys’ fees motion that will be decided on September 10, 2024, by the trial court for the fees incurred on the successful appeal. As with the Voloshin matter, we are contractually bound to proceed through arbitration and to that end completed the process of selecting an arbitrator under the AAA rules. That appointment was made on August 7, 2024. Henceforth, the Minkovich matter will track along the same lines as the Voloshin matter but on a smaller scale as there is only one plaintiff in the Minkovich matter as opposed to five in the Voloshin matter. The arbitration hearing (“trial”) in the Minkovich matter was set for June 30, 2025 to July 3, 2025at the continued “preliminary conference” held on October 7, 2024. Before the arbitration hearing, the parties will engage in discovery and some motion work which may (1) either dispose of all or some of the case, and/or (2) result in the Minkovich matter being sent back to the Superior Court for final determination.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between February 6, 2024 and October 22, 2024, we entered into Securities Purchase Agreements with 9 accredited investors, pursuant to which we received an aggregate of $575,001 in gross proceeds from the Investors through the initial closing of a private placement issuance of:

●	Convertible Promissory Notes (the “Notes” and each a “Note”); and

●	five-year warrants (the “Warrants” and each a “Warrant”) to purchase an aggregate 579,711 shares of the Company’s Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes mature between 9 months and 12 months, and bear interest at 8% per annum and are convertible into shares of Common Stock at a conversion prices ranging from $0.084 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the Notes or the Warrants for public resale, pursuant to Section 4(a)(2) of the Securities Act.

Between April 2, 2024 and May 28, 2024, we entered into Securities Purchase Agreements with 2 accredited investors, whereby we received net proceeds of $310,000 after original issued discounts of $74,510 in exchange for:

●	Variable Priced Convertible Promissory Notes (the “Variable Notes” and each a “Variable Note”); and

●

five-year warrants (the “Warrants” and each a “Warrant”) to purchase an initial aggregate 536,646 shares of the Company’s Common Stock at an initial exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

On August 6, 2024, in terms of a conversion notice received, the terms of the warrants were changed, in terms of a full ratchet provision by increasing the number of shares subject to exercise of the warrants by 9,773,028 shares of the Company’s common stock to a total of 12,918,370 shares of the Company’s common stock, and an adjustment to the exercise price to $0.084 per share.

The Variable Notes are convertible into common stock at a variable conversion price upon an event of default, the Variable conversion price was triggered in the last quarter. The Variable Notes are convertible into shares of common stock at conversion prices ranging from 65% to 70% of the lowest trading price five to ten day prior to conversion, bear interest at a one-time interest charge rate ranging from 8% to 15%, giving rise to an effective interest rates between 11.03% and 24.98%. The Variable Notes each have fixed instalment repayment terms.

Between August 6, 2024 and September 17, 2024, the Company received conversion notices from 4 convertible noteholders, converting $198,716 of principal and interest of convertible notes into 2,365,663 shares of Common Stock at a conversion price of $0.084 per share.

Between October 11, 2024 and November 11, 2024, the Company received conversion notices from 2 convertible noteholders, converting $213,855 of principal and interest of convertible notes into 2,545,894 shares of Common Stock at a conversion price of $0.084 per share.

On August 6, 2024, three notes with an aggregate principal balance of $1,859,174 as of September 30, 2024 ($868,951, 901,334 and $88,889, respectively), maturing between October 31, 2024, which maturity date gets automatically extended on a monthly basis, and May 9, 2025, had their conversion prices reset from between $0.10 and $0.345 to $0.084 per share of common stock.

Between March 12, 2024 and June 14, 2024, the Company issued five-year warrants exercisable for 680,136 shares of the Company’s common stock at an exercise price of $0.345 per share, in exchange for extending the maturity date of the underlying convertible notes.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: November 12, 2024	By:	/s/ Richard Rosenblum
Richard Rosenblum
Principal Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)