Form 10-K
period 2024-12-31
Innovative Payment Solutions, Inc.
filed 2025-03-31
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2024

or

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,000,025 (based upon the closing sale price of the registrant’s common stock reported on June 28, 2024 of $0.155 per share). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 30, 2025, the issuer had 70,377,731 shares of common stock outstanding.

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

●	We have had no revenue generating operations to date with our current IPSIPay Express business model.

●	We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

●	We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We have not generated sufficient revenue or cash flow to pay our convertible notes, and conversion of such debt into shares of common stock, which could cause significant dilution.

●	Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

●	Covenant restrictions under our indebtedness may limit our ability to operate our business.

●	We identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

●	There is uncertainty as to market acceptance of our technology, products and services.

●	We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

●	We are subject to economic risks that could impact the overall level of consumer spending.

●	If consumer confidence in our business deteriorates, our business, financial condition and results of operations could be adversely affected.

●	We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business and we are faced with the risk that new regulations applicable to our business will be enacted.

●	The regulatory regime governing digital assets and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

●	The laws and regulations indirectly affecting our industry is constantly evolving and failure to comply could adversely impact our business.

●	We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

●	We may not be able to complete or integrate successfully any potential future acquisitions, partnerships or joint ventures.

●	We are subject to the discretion of administrative enforcement agencies.

●	Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

●	As our business develops, we will need to implement enhanced compliance processes, procedures and controls with respect to the rules and regulations that apply to our business.

●	If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

●	Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

●	Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

●	Customer complaints or negative publicity about our customer service could affect attractiveness of our services adversely and, as a result, could have an adverse effect on our business, financial condition and results of operations.

●	Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

●	We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

●	We may use open-source software in a manner that could be harmful to our business.

●	We do not have and may be unable to obtain sufficient insurance to protect ourselves from business risks.

●	We rely on certain key personnel and in a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified personnel is critical to our success and growth.

●	There is currently a limited public trading market for our common stock and one may never develop.

●	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been subject to significant volatility, and future volatility may result in our investors incurring substantial losses.

●	Because we became public by means of a reverse merger, we and our shareholders may be faced with regulatory constraints, and we may not be able to attract the attention of brokerage firms.

●	Compliance with the reporting requirements of federal securities laws are expensive and time consuming.

●	Our investors’ ownership will likely be diluted in the future.

●	Our Board of Directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

●	We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

●	Limitations on director and officer liability and indemnification of our officers and directors by our articles of incorporation, as amended, and by-laws may discourage stockholders from bringing suit against an officer or director.

●	We are responsible for the indemnification of our officers and directors.

●	We do not expect to pay dividends on our common stock in the foreseeable future.

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

Merger agreement with Business Warrior Corporation

Business Warrior Corporation (“Business Warrior”) is a publicly listed, revenue generating fintech company that offers PayPlan, a comprehensive lending software platform that includes marketing services for lenders and businesses. We believed that a potential combination with a fintech company that generates some revenue monthly would complement the development and commercial launch of our IPSIPay ExpressTM products and potentially other product offerings.

On July 28, 2024, the Company entered into an Agreement and Plan of Merger by and among the Company, IPSI Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Merger Sub”) and Business Warrior.

On January 22, 2025, the Company and Business Warrior mutually agreed to terminate the Agreement and Plan of Merger dated July 28, 2024. This decision reflects our shared understanding and agreement that discontinuing the merger is in the best interest of both parties.

2024 Business Developments

IPSIPay Express

While we believe the IPSIPay Express opportunity has great promise, as of the date of this report, IPEX has not been launched and we have derived no revenue or cash distributions from IPSIPay Express. We expect that revenue will be generated by IPSIPay Express through fees derived from merchant processing fees, money transfer fees, and commissions on international bill payment processing. To date, our activities related to IPSIPay Express have included the following:

●	Securing Banking Relationships. To engage in traditional credit card processing or the proposed IPEX account-to-account payment solution, it is necessary to work with qualified banking institutions through which transactions are processed. As of the date of this Report, such relationships are not in place.

●	Assisting with Payment Logistics. We have been working with our IPSIPay Express joint venture partners to establish the systems and technology necessary to effectuate payments through IPEX. As of the date of this Report, the establishment of such systems and technology is still ongoing, which is the primary reason why IPEX has not been commercially launched to date.

●	Securing Customers. Our management has also been working to secure potential customers for IPEX. These customers would include gaming and entertainment businesses.

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

We believe the money remittance business is changing after 50 years of an industry controlled by a very small number of large corporations. According to publicly available data from Statista, total global remittance payments are estimated to reach over $913 billion in 2025, of which digital payments are estimated to reach approximately 30% ($273.5 billion) of total remittances. Our ability to capture even a fraction of this massive global market represents our largest value proposition.

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

Intellectual Property

On April 28, 2023, we formed IPSIPay Express. This entity was formed as a joint venture with OpenPath, Inc. and EfinityPay, LLC to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors.

IPSIPay Express was formed by the Members with the initial business purposes of providing credit card processing solutions and also a proprietary solution for real time bank-to-bank payment transactions in a manner that provides seamless and frictionless consumer and merchant experiences, with an initial focus on merchants operating in gaming and entertainment sectors.

On December 31, 2024, we fully impaired our investment in IPSIPay Express due to the length of time it has taken since inception to establish a revenue stream. The expected period to generate any revenues remains uncertain and we are unable to justify the carrying value of the joint venture at this time.

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

Human Capital/Employees

As of December 31, 2024, we had 3 full time employees, including our Chief Executive Officer and our President and Chief Financial Officer and 1 part-time consultant. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We have no operating history in our current IPSIPay Express business model, which makes it difficult to evaluate our future potential. We have yet to demonstrate our ability to overcome the risks frequently encountered in “start-up” companies, including in the payment services industry in the United States, and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is therefore a significant risk that our activities will not result in any material revenues or profit, and the likelihood of our business viability and long-term prospects must be considered in light of the stage of our development. There can be no assurance that we will be able to fulfill our stated business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have no results of operations in our current business model for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to address these risks, and our inability to address these risks could lead to the failure of our business.

We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will ever generate predictable revenues or achieve positive cash flows or profitability.

For the year ended December 31, 2024 and 2023, we incurred a net loss of approximately $4.6 million and $5.8 million, respectively. We have an accumulated deficit of $62.8 million through December 31, 2024. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted.

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

As of December 31, 2024, we had cash and cash equivalents of $526. We believe that based on our current operating plan, our existing cash and cash equivalents will not be sufficient to enable us to fund our operations and our debt and other obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. This raises questions about our ability to continue as a going concern. Moreover, we have significant indebtedness due in the first half of 2025, and thus we will need significant additional funds to repay our debt, fund our working capital, and fully implement our business plan as we seek to achieve revenues, positive cash flow and profitability. There is a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

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

As of December 31, 2024, we had outstanding convertible notes owed to institutional investors in the aggregate principal amount of approximately $5.02 million, net of debt discount of $0.08 million, which has either matured or is maturing during 2025. To date, we have not generated sufficient revenue or cash flows to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time into shares of our common stock at prices ranging from 60% of historical trading prices over a trading period to $0.345 per share, which has subsequently been adjusted to $0.04 per share. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. We may not have sufficient cash resources or access to funding to repay such notes. Moreover, upon conversion of these notes, our current shareholders will suffer dilution, which given the current conversion price of the notes would be significant.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. In connection with our audited financial statements for the year ended December 31, 2024, we identified material weaknesses in our internal controls which included (i) insufficient segregation of duties and oversight of work performed in our accounting and finance function due to limited personnel with the appropriate skill sets and (ii) lack of written policies and procedures to address all material transactions and developments impacting our financial statements. However, given the small size of our company and the current state of our business, we are faced with the risk that we may not always be able to detect errors or omissions in our financial reporting and we face internal control weaknesses in the future. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we experience material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If new material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures from time to time, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data. Through Frictionless and other service providers, we are dependent on technology networks and systems to process, transmit and securely store electronic information with our partners and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential loss or unauthorized disclosure of confidential information or data, including personal data. The theft and/or unauthorized use or publication of our, or our customers’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure. In addition, through our other service providers, we have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.

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

The laws and regulations indirectly affecting our industry are constantly evolving and failure to comply could adversely impact our business.

Our business is indirectly subject to a wide range and increasing number of laws and regulations, as described below. Liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition, results of operations, and cash flows. Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, we expect to make investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by us or partners and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. We are subject to numerous regulations such as those imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in other countries, we face significant risks associated with our obligations under the FCPA and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows. Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the federal Bank Secrecy Act and could be subject to regulatory oversight and enforcement by U.S. Financial Crimes Enforcement Network (FinCEN).

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

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our technology and the technology that we license and/or that we develop in the future. We have applied for trademark protection for certain marks, but there is a risk that such trademarks will not be approved, which could leave us without important protections for our brand.

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

We rely substantially on the efforts of our current senior management, including our Chief Executive Officer, William Corbett. Our business would be impeded or harmed if we were to lose his services. In addition, our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. In order for us to compete and grow successfully, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our capital needs. This is particularly true with respect to qualified and experienced software engineers and information technology staff, who are highly sought after. The market for such personnel is highly competitive, and we may not succeed in recruiting additional personnel or may fail to replace effectively current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Trading in our common stock is conducted on the OTCQB, as we currently do not meet the initial listing criteria for any registered securities exchange. The OTCQB and OTC Markets are less recognized markets than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. If a public market for our common stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

Our stock price has fluctuated in the past, has been subject to volatility and may be volatile in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance. For example, the COVID-19 pandemic and its variants, the Russia-Ukraine conflict, the war between Israel and Hamas, rising inflation and bank failures have caused broad stock market and industry fluctuations. Furthermore, the market prices for companies operating in our industry have experienced extreme volatility. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	conversion of our outstanding convertible notes or exercise of outstanding warrants into shares of common stock at low prices, and the sale of such shares in the public market;

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital to fund our working capital and business plans, and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	our public disclosure of the terms of any financing which we consummate in the future;

●	our failure to generate revenue and positive cash flow or to become profitable;

●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	our failure to meet financial or operational forecasts we publicly disclose;

●	the trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability

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

In the future, we will likely issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection the conversion or exercise of outstanding convertible notes and warrants as well as in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the options, warrants and the outstanding notes, will dilute an investor’s investment in the Company.

Our Board of Directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

Each of our board members has significant control over all corporate issues. In addition, one of our three directors serve as a senior officer. We have not established board committees comprised of independent members, and we do not have an audit or compensation committee comprised of independent directors. Our three directors performed these functions, despite not all being independent directors. Thus, there is potential conflict in that one of our directors was also engaged in management and participated in decisions concerning management compensation and audit issues that may affect management and our performance.

We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our Board of Directors is comprised of one executive officer and two other directors, and absent an independent compensation committee currently determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with its financial performance.

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

Item 2. Properties

The Company does not operate out of any leased or owned properties. The previous lease was terminated with effect from August 31, 2023.

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

Initial discovery was served by both sides. Documents were exchanged, and depositions proceeded for all persons.

On March 4, 2025, the Company and Mr. Corbett, entered into a settlement agreement with Naum Voloshin, Andrey Novikov, Frank Perez, Yulia Rey and Alexander Voloshin (the “Plaintiff Group”), whereby the Company agreed to pay $500,000 in settlement and full and final resolution of all claims and causes of action that the Plaintiff Group, or any member thereof, holds or has asserted (or could have asserted) against the Company and Mr. Corbett.

Within 5 days of March 4, 2025, the Company will pay $100,000 (the “First Payment”) and within 60 days the Company will pay a further $100,000 including interest thereon at 10% per annum from March 5, 2025, and within 240 days, a final payment of $300,000, including interest thereon at 10% per annum from March 5, 2025. The initial payment of $100,000 was made on March 24, 2025.

Any breach of the terms of the settlement agreement will result in a payment to the Plaintiffs of liquidated damages of $25,000 for each event of default.

In order to secure the obligations to the Plaintiff Group, the Company executed two convertible promissory notes, the first note for $100,000 (“Note 1”) and the second note for $300,000 (“Note 2”). Each note bears interest at the rate of 10% per annum, Note 1 has a maturity date of 60 days and Note 2, 240 days from March 5, 2025. The Notes will be convertible upon an event of default, which includes any failure to pay any of the installments. The Notes plus any accrued interest thereon, are convertible into common stock of the Company at a conversion price of $0.02 per share or the lowest conversion price of the senior secured note holders, as determined and established as the conversion price for all their notes outstanding as of March 5, 2025, if there are any limits on trading or the trading price falls below $0.01 per share, the conversion price will be discounted by a further 15%. The notes provide for certain events such as mergers and consolidations, distributions to shareholders, and stock splits and dividends.

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

In mid-April 2024, the Company and Mr. Corbett changed attorneys. The Law Offices of Jeffrey B. Neustadt replaced prior counsel. Mr. Neustadt’s office submitted the cost bill and an attorneys’ fees motion that will be decided on September 10, 2024, by the trial court for the fees incurred on the successful appeal. As with the Voloshin matter, we are contractually bound to proceed through arbitration and to that end completed the process of selecting an arbitrator under the AAA rules. That appointment was made on August 7, 2024. Henceforth, the Minkovich matter will track along the same lines as the Voloshin matter but on a smaller scale as there is only one plaintiff in the Minkovich matter as opposed to five in the Voloshin matter. The arbitration hearing (“trial”) in the Minkovich matter was set for June 30, 2025 to July 3, 2025 at the continued “preliminary conference” held on October 7, 2024. Before the arbitration hearing, the parties will engage in discovery and some motion work which may (1) either dispose of all or some of the case, and/or (2) result in the Minkovich matter being sent back to the Superior Court for final determination.

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

The last reported sale price of our common stock on the OTCQB on March 28, 2025, was $0.0026 per share. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 30, 2025, there were approximately 67 holders of record of our common stock.

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

The following presents certain information regarding our equity incentive plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	$—	26,667
2021 Equity Incentive Plan	1,513,335	4.47	253,332
Equity compensation plans not approved by security holders
None	—	—	—
Total	1513,335	$4.47	279,999

Recent Sales of Unregistered Securities

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

Between November 26, 2024 and November 27, 2024, the Company entered into two Securities Purchase Agreements with accredited investors, pursuant to which the Company issued two senior promissory notes each with a principal amount totaling $66,667 (totaling $133,334), for gross proceeds of $50,000 each (totaling $100,000), including an aggregate original issuance discount of $16,667 (totaling $33,334), for each note. The notes mature on July 15, 2025 and bear interest at 0% per annum.

Between January 7, 2025 and February 20, 2025, the Company entered into Securities Purchase Agreements pursuant to which the Company issued two convertible promissory notes and two warrants to one accredited investment entity for total gross proceeds of $223,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.084 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 2,654,761 shares of the Common Stock at an exercise price of $0.084 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Between January 7, 2025 and March 21, 2025, The Company received conversion notices from convertible note holders converting an aggregate of $226,917 into 51,296,285 shares of common stock at conversion prices ranging from $0.0325 to $0.001105 per share, resulting in a loss on conversion of $101,254.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2024.

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

Overview

We are a fintech provider of digital payment solutions presently focused on, through our participation in IPSIPay Express, developing a new account-to-account payment application called Instant Settlement in RealTime as well as traditional credit card processing services. We have in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Development of IPSIPay Express

Our principal business as of the date of this Report consists of our participation in the IPSIPay Express joint venture. Since May 2023, we have been working with our joint venture partners OpenPath and EfinityPay to establish the necessary elements to commercially launch IPEX. This remains our top business priority. As described in Item 1. Business, we have been responsible for certain key aspects of establishing and launching IPEX. We will continue these efforts during 2025, and our results of operations for 2024 should be viewed in light of our work on IPEX. No assurances can be given that we will be able to launch IPEX with our joint venture partners or that IPSIPay Express will generate revenues for us.

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

Results of Operations for the years Ended December 31, 2024 and December 31, 2023

Net revenue

We had revenue of $0 and $410 for the years ended December 31, 2024 and 2023, respectively. We pivoted to focus our attention on the IPSIPay Express joint venture, where we expect to generate initial revenues during the 2025 fiscal year, dependent on product testing, which is currently underway, and market acceptance. We are focusing all of our efforts on developing and launching IPSIPay Express, which we believe has a higher possibility for revenue generation in the near and longer term.

Cost of goods sold

We had cost of goods sold of $0 and $3,547 for the years ended December 31, 2024 and 2023, respectively. In the prior year cost of goods sold of bank and merchant related fees and chargebacks.

General and administrative expenses

General and administrative expenses were $1,883,257 and $3,576,352 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,693,095 or 47.3%. The decrease is primarily due to the following;

(i)	Salaries and wages were $979,514 and $1,114,424 for the years ended December 31, 2024 and 2023, respectively, a decrease of $134,910 or 12.1%. The decrease is primarily due to the following; (i) the decrease in compensation of $223,882, primarily due to the voluntary reduction of salary by our CEO and a reduction in health care benefits no longer offered to executives, (ii) a reduction in stock based compensation of $157,440 due to the full vesting of all options during the current year; (iii) a reduction in employer taxation of $30,781 due to the reduction in salaries discussed above; and offset by (iv) an increase in severance accrual of $278,000 due to the settlement of the Voloshin matter in March 2025.

(ii)	Professional fees were $43,726 and $620,381 for the years ended December 31, 2024 and 2023, respectively, a decrease of $576,655 or 93.0%. The decrease is primarily due to a decrease in fees paid to Frictionless of $490,293 due to the disposal and novation of all of the IPSIPAY operations in the prior year and a reduction in solicitation agent fees of $71,180, the solicitation agent was used during our 2023 annual general meeting.

(iii)	Legal fees were $414,801 and $965,989 for the years ended December 31, 2024 and 2023, respectively, a decrease of $551,188 or 57.1%, primarily related to a reduction in legal activity and therefore expenses on the two ongoing legal matters. Management is mobbing towards settling the one matter with the other matter still ongoing.

(iv)	Selling and marketing costs were $154,864 and $428,909 for the years ended December 31, 2024 and 2023, respectively, a decrease of $274,045 or 64.0%. The decrease is due to a decrease in endorsement fees of $141,423 related to the conclusion of the three year marketing deal with Mario Lopez in July 2024 and a reduction in direct marketing and social marketing spend of $132,622 due to the strategic shift away from the e-wallet business as we focus our attention ion the IPSIPay Express joint venture.

(v)	Insurance expense was $793 and $105,380 for the years ended December 31, 2024 and 2023, respectively, a decrease of $104,587 or 99.2%, primarily due to the cancellation of certain policies during the prior year.

(vi)	Consulting fees were $83,913 and $108,000 for the years ended December 31, 2024 and 2023, respectively, a decrease of $24,087 or 22.3%. The decrease is primarily due to the decrease in technical consulting expenses of $24,087 as we focus our attention on the IPSIPay Express joint venture.

(vii)	Directors’ fees were $36,000 and $52,500 for the years ended December 31, 2024 and 2023, respectively, a decrease of $16,500 or 31.4%, due to the resignation of a director, who was not replaced during the prior year.

(viii)	Other general and administrative expenses were $169,646and $180,769 for the years ended December 31, 2024 and 2023, respectively, a decrease of $11,173 or 6.2%. The decrease is made up of several individually insignificant balances, in line with management’s overall objective of decreasing operational expenditure during the 2024 fiscal year.

Depreciation

Depreciation was $2,169 and $380,634 for the years ended December 31, 2024 and 2023, respectively, a decrease of $378,465 or 99.4%. The decrease is primarily due to the depreciation of the software platform and purchased software of $374,298, prior to the novation of the platform to a third party during the prior year.

Loss on convertible notes

Loss on convertible notes was $4,764,680 and $164,323 for the years ended December 31, 2024 and 2023, respectively, an increase of $4,600,357. The loss on convertible notes during the current year related to; (i) a loss of $4,318,669 realized on an anti-dilution adjustment to the conversion feature of certain convertible notes; (ii) a loss of $56,329 realized on the conversion feature of a convertible note which through a no notice default clause, triggered a variable priced conversion liability; (iii) a loss of $170,246 realized on conversion of certain convertible notes at prices lower than the current market price during the current year; (iv) a loss on debt extinguishment of $102,353 and (v) a penalty incurred on default of convertible notes and penalties on conversion amounting to $117,083. In the prior year, the loss on debt conversion was $90,761 and penalty on default was $9,306. In addition, an expense was incurred on debt extinguishment of $64,256 by extending the maturity date of certain convertible notes.

Fair value on price protected warrants

Fair value on price protected warrants was $2,051,405 and $0 for the years ended December 31, 2024 and 2023, respectively. During the current year the exercise price of certain warrants were reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.345 to $0.084. This resulted in a Black -Scholes derived valuation difference related to those certain warrants of $2,051,405.

Loss on novation

Loss on novation was $0 and $1,066,165 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,066,165 or 100%. In the prior year, the loss on novation arose due the novation of the IPSIPay platform and all rights and obligations associated with the service agreement with Frictionless to a third party.

Fair value of warrants issued

Fair value of warrants issued was $0 and $14,176 for the years ended December 31, 2024 and 2023, respectively, a decrease of $14,176 or 100.0%. In the prior year, we issued a replacement warrant exercisable for 33,334 shares to an investor.

Interest expense

Interest expense was $603,588 and $424,117 for the years ended December 31, 2024 and 2023, respectively, an increase of $179,471 or 42.3%. The increase is related to new convertible note funding of $885,502, less repayments of $381,832 and $577,778 of promissory note funding during the current year for working capital purposes.

Interest income

Interest income was $32,838 and $0 for the years ended December 31, 2024 and 2023, respectively, an increase of $32,838 or 100.0%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them.

Amortization of debt discount

Amortization of debt discount was $1,037,914 and $770,372 for the years ended December 31, 2024 and 2023, respectively, an increase of $267,542 or 34.7%. The increase is primarily due to the amortization of debt discount on convertible notes carried over from the prior year and additional debt discount on new convertible notes issued during the current year to fund working capital.

Derivative liability movements

Derivative liability movements were $6,892,395 and $1,501,446 for the years ended December 31, 2024 and 2023, respectively, an increase of $5,390,949 or 359.1%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible notes and the reset of the exercise price and full ratchet reset of certain warrants during the current year, and the subsequent mark-to-market of these derivatives due to a declining stock price on the exercise of certain convertible notes during the current year.

Operating loss from equity method investment

Net loss from equity method investment was $819 and $403,282 for the years ended December 31, 2024 and 2023, respectively, a decrease of $402,463 or 99.8%. The loss in the prior year related is due to the dilutive effect of withdrawals of cash out of the joint venture by the other joint venture parties, impacting on the overall value of the. IPSIPay Express Joint venture attributes to the Company.

Impairment of equity method investments

Impairment of equity method investments was $705,142 and $0 for the years ended December 31, 2024 and 2023, respectively, an increase of $705,142 or 100.0%. The equity method investment was impaired due to uncertainty as to when, the joint venture will begin generating revenues and the certainty of future business prospects at this time.

Net loss from continuing operations

Net loss from continuing operations was $4,126,341 and $5,301,112 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,174,771 or 22.2%. The decrease is primarily due to the decrease in general and administrative expenses, a decrease in depreciation and amortization, a decrease in loss on novation and the movement in derivative liability, offset by an increase in loss on convertible notes and fair value of price protected warrants, as discussed in detail above.

Operating loss from discontinued operations

Operating loss from discontinued operations was $0 and $40,821 for the years ended December 31, 2024 and 2023, respectively, a decrease of $40,821 or 100.0%. On May 12, 2023, we entered into an agreement with Frictionless to unwind the equity ownership stakes that we and Frictionless have in each other and in Beyond Fintech. We assigned to Frictionless all common stock of Frictionless owned by us and all shares of common stock of Beyond Fintech owned by us.

Loss on disposal of subsidiary

Loss on disposal of subsidiary was $0 and $495,424 for the years ended December 31, 2024 and 2023, respectively, a decrease of $495,424 or 100.0%. This relates to the unwinding of our relationship with Frictionless as described above. The consideration received by us for the assignment of our equity in Beyond Fintech to Frictionless was $250,000, resulting in a net loss on disposal of $495,424.

Net loss

Net loss was $4,126,341 and $5,837,357 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,711,016 or 29.3%. the decrease is primarily attributable to the decrease in net loss from continuing operations and the decrease in loss on disposal of subsidiary and investment, as described above.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interest was $0 and $1,597 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,597 or 100.0%. We disposed of our Beyond Fintech subsidiary in the prior year, thereby eliminating minority shareholders’ interests.

Deemed dividend

Deemed dividend was $426,807 and $0 for the years ended December 31, 2024 and 2023, respectively, an increase of $426,807 or 110.0%. the deemed dividend in the current period related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to a convertible note holder during the current year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to Innovative Payment Solutions Inc., stockholders

Net loss was $4,553,148 and $5,835,760 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,282,612 or 22.0%. the decrease is primarily attributable to the decrease in net loss and the deemed dividend discussed above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $62.8 million through December 31, 2024 and incurred negative cash flow from operations of $0.65 million for the year ended December 31, 2024. Our primary focus is on our IPSIPay Express LLC three-way joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. To date, this joint venture has not generated revenue, but we believe much of the background work necessary for IPSIPay Express to commence revenue generating operations from payment processing has been completed. No assurances can be given, however, that such revenue generation will commence or be meaningful to us as an approximately 22% joint venture partner in IPSIPay Express.

At December 31, 2024, we had cash of $526 and working capital deficit of $10.4 million, including a derivative liability of $1.1 million. After eliminating the derivative liability our working capital deficit is $9.3 million.

We used cash of $0.65 million and $1.45 million in operations for the years ended December 31, 2024 and 2023, respectively. Overall cash used in operations decreased by $0.8 million due to cost containment to preserve cash balances.

We invested $0.3 million in Business Warrior in the form of notes receivable for strategic purposes during the year ended December 31, 2024. In the prior year we had invested $0.1million in our payment platforms which we subsequently disposed of or novated to other parties and we invested $1.0 million in our equity method investment.

We generated cash of $1.3 million from promissory notes and convertible notes and repaid $0.4 million of convertible notes. In the prior year we generated $2.4 million from convertible notes and repaid $0.3 million.

At December 31, 2024, we had outstanding convertible notes, including interest thereon of $5.0 million, net of unamortized debt discount of $0.1 million and outstanding promissory notes, including interest thereon of $1.7 million, net of unamortized debt discount of $0.1 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates ranging from 8% to 24.98% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 60% to 70% of lowest trading prices over a 10 to 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Given our losses and negative cash flows, we will be required to raise significant additional funds by issuing equity or equity-linked securities to progress our existing business model with IPSIPay Express. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support our operations on favorable terms, or at all.

There is also a significant risk that none of our plans to raise financing will be implemented in a manner necessary to sustain us for an extended period of time. If adequate funds are not available to us when needed, we may be required to continue with reduced or discontinued operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our Company. In addition, our inability to secure additional funding when needed could cause our business to fail or become bankrupt or force us to wind down or discontinue operations, accordingly, there is substantial doubt relating to our ability to continue as a going concern.

We do not have any off balance sheet financing arrangements as of the date of this Report.

Capital Expenditures

Our capital expenditure is dependent on our cash resources, currently we are not forecasting any additional capital expenditure for the 2025 fiscal year.

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

Interest rate sensitivity

We are not subject to interest rate sensitivity; our debt consists primarily of fixed rate convertible debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplemental Data

New York Office: 805 Third Avenue New York, NY 10022 212.838.5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innovative Payment Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Payment Solutions, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit, which raises substantial doubt about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Based on the previous year’s audits and the reviews performed by RBSM during year ended December 31, 2024, RBSM determined there were no CAM’s for the audit of the year ended December 31, 2024.

PCAOB ID 587
We have served as the Company’s auditor since 2014.
New York, NY
March 31, 2025

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets

Current Assets
Cash	$526	$50,433
Other current assets	7,894	38,818
Notes receivable – current portion	371,170	-
Total Current Assets	379,590	89,251

Non-current assets
Plant and equipment	4,858	7,027
Security deposit	-	5,000
Equity method investment	1	703,938
Total Non-Current Assets	4,859	715,965
Total Assets	$384,449	$805,216

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$2,986,039	$2,023,375
Federal relief loans – current portion	8,869	9,369
Notes payable, net of unamortized discount of $89,062 and $0, respectively	1,669,873	1,062,007
Convertible debt, net of unamortized discount of $80,971 and $687,503, respectively	5,016,205	3,704,280
Derivative liability	1,138,204	1,434,196
Total Current Liabilities	10,819,190	8,233,227

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	10,969,190	8,383,227

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized. 19,081,446 and 13,819,889 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.*	1,908	1,382
Additional paid-in-capital*	52,202,117	50,656,225
Accumulated deficit	(62,788,766)	(58,235,618)
Total Stockholders’ Equity (deficit)	(10,584,741)	(7,578,011)
Total Liabilities and Stockholders’ Equity (Deficit)	$384,449	$805,216

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended	Twelve months ended
	December	December
	2024	2023
Net Revenue	$-	$410
Cost of Goods Sold	-	3,547

Gross loss	-	(3,137)

General and administrative	1,883,257	3,576,352
Depreciation	2,169	380,634
Total Expense	1,885,426	3,956,986

Loss from Operations	(1,885,426)	(3,960,123)

Loss on convertible notes	(4,764,680)	(164,323)
Fair value adjustment to price protected warrants	(2,051,405)	-
Loss on novation	-	(1,066,165)
Fair value of warrants issued	-	(14,176)
Loss on disposal of assets	(2,600)	-
Interest expense	(603,588)	(424,117)
Interest income	32,838	-
Amortization of debt discount	(1,037,914)	(770,372)
Derivative liability movements	6,892,395	1,501,446
Loss before income taxes	(3,420,380)	(4,897,830)
Income taxes	-	-
Net loss after income taxes	(3,420,380)	(4,897,830)

Operating loss from equity method investments	(819)	(403,282)
Impairment of equity method investment	(705,142)	-
Total loss from equity method investment	(705,961)	(403,282)

Net loss from continuing operations	(4,126,341)	(5,301,112)

Discontinued operations
Operating loss from discontinued operations	-	(40,821)
Loss on disposal of subsidiary and investment	-	(495,424)
Net loss from discontinued operations	-	(536,245)

Net loss	(4,126,341)	(5,837,357)

Net loss attributable to non-controlling interest	-	1,597
Deemed dividend	(426,807)	-
Net loss attributable to Innovative Payment Solutions, Inc. Stockholders’	$(4,553,148)	$(5,835,760)

Basic and diluted loss per share*
Continuing operations*	$(0.30)	$(0.41)
Discontinued operations*	-	(0.04)
	$(0.30)	$(0.45)

Weighted Average Number of Shares Outstanding - Basic and diluted*	15,077,923	12,844,609

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 2023 TO DECEMBER 31, 2024

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	-	$-	12,563,426	$1,256	$48,442,355	$(52,399,858)	$1,597	$(3,954,650)
Conversion of convertible debt	-	-	1,253,625	126	523,135	-	-	523,261
Additional shares issued on reverse stock split	-	-	2,838	-	-	-	-	-
Fair value of warrants issued for services	-	-	-	-	159,004	-	-	159,004
Fair value of warrants issued to convertible debt holders	-	-	-	-	1,045,655	-	-	1,045,655
Stock based compensation	-	-	-	-	377,856	-	-	377,856
Fair value of warrants issued for equity method investments	-	-	-	-	108,220	-	-	108,220
Net loss	-	-	-	-	-	(5,835,760)	(1,597)	(5,837,357)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$-	$(7,578,011)
Conversion of convertible debt	-	-	5,261,557	526	611,691	-	-	612,217
Fair value of warrant anti-dilution	-	-	-	-	426,807	(426,807)	-	-
Fair value of warrants issued for services	-	-	-	-	75,357	-	-	75,357
Fair value of warrants issued to convertible debt holders	-	-	-	-	109,268	-	-	109,268
Fair value of warrants issued on debt extinguishment	-	-	-	-	102,353	-	-	102,353
Stock based compensation	-	-	-	-	220,416	-	-	220,416
Net loss	-	-	-	-	-	(4,126,341)	-	(4,126,341)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$-	$(10,584,741)

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126,341)	$(5,837,357)
Net loss from discontinued operations	-	536,245
Net loss from continuing operations	(4,126,341)	(5,301,112)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(6,892,395)	(1,501,446)
Depreciation	2,169	380,634
Amortization of debt discount	1,037,914	770,372
Loss on novation	-	1,066,165
Loss on convertible notes	4,764,680	164,323
Fair value of price protected warrants	2,051,405	-
Fair value of warrants issued for services	75,357	159,004
Deemed interest income	(28,439)	-
Unrealized loss on equity method investments	819	403,282
Impairment of equity method investment	705,142	-
Stock based compensation	220,416	377,856
Impairment of deposit	5,000	-
Changes in Assets and Liabilities
Other current assets	25,001	58,224
Accounts payable and accrued expenses	962,663	1,577,888
Interest accruals	548,533	392,714
Cash used in operating activities - continuing operations	(648,076)	(1,452,096)
Cash generated by operating activities - discontinued operations	-	35,287
CASH USED IN OPERATING ACTIVITIES	(648,076)	(1,416,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	(338,333)	-
Investment in equity method investment	(500)	(999,000)
Intangibles acquired	-	(44,405)
Investment in deposits	-	-
Deposits refunded	-	14,800
Net cash used in investing activities – continuing operations	(338,833)	(1,028,605)
Net cash used in investing activities – discontinued operations	-	(36,230)
NET CASH USED IN INVESTING ACTIVITIES	(338,833)	(1,064,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes and convertible notes	1,318,834	2,461,666
Repayment of convertible notes	(381,832)	(304,354)
Proceeds from non-controlling shareholders		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	937,002	2,157,312

NET DECREASE IN CASH	(49,907)	(324,332)
CASH AT BEGINNING OF YEAR	50,433	374,765
CASH AT END OF YEAR	$526	$50,433

RECONCILIATION OF OPENING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$50,433	$373,822
Cash included in assets held for resale	-	943
CASH AT BEGINNING OF THE YEAR	$50,433	$374,765

RECONCILIATION OF CLOSING CASH WITHIN THE BALANCE SHEET TO THE STATEMENT OF CASH FLOWS
Cash	$526	$50,433
CASH AT END OF THE YEAR	$526	$50,433

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(55,055)	$(31,403)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$109,268	$1,045,655
Conversion of convertible debt to equity	$441,971	$432,500
Fair value of warrants issued on debt extinguishment	$102,353	$-
Fair value of warrants issued for equity method investments	$-	$108,220

The accompanying notes are an integral part of these audited consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational history

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

Business Warrior Corporation (“Business Warrior”) is a publicly listed, revenue generating fintech company that offers PayPlan, a comprehensive lending software platform that includes marketing services for lenders and businesses. We believed that a potential combination with a fintech company that generates some revenue monthly would complement the development and commercial launch of our IPSIPay ExpressTM products and potentially other product offerings.

On July 28, 2024, the Company entered into an Agreement and Plan of Merger by and among the Company, IPSI Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Merger Sub”) and Business Warrior.

On January 22, 2025, the Company and Business Warrior mutually agreed to terminate the Agreement and Plan of Merger dated July 28, 2024. This decision reflects our shared understanding and agreement that discontinuing the merger is in the best interest of both parties.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Principles of Consolidation

The consolidated financial statements as of December 31, 2024, include the financial statements of the Company. The consolidated financial statements as of December 31, 2023, include the financial statements of the Company and its subsidiary, Beyond Fintech, in which it had a majority voting interest, until May 12, 2023, the date of disposal. Pursuant to the May 2023 Frictionless Agreement, the Company disposed of its 51% interest in Beyond Fintech. Therefore, as of May 12, 2023 the Company has no subsidiaries. See note 4 for further information.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2024.None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

h)	Reporting by Segment

The Company adopted FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280) for the annual reporting period ended December 31, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), who is the CEO. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The Company’s CODM, reviews financial information presented on a consolidated basis for the purpose of making operating decisions, allocating resources, assessing financial performance and making strategic decisions related to headcount and capital expenditures. The CODM regularly reviews net loss as reported on the Company’s consolidated statements of operations. The CODM uses net loss as the measure of profit or loss to allocate resources and assess performance.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. There are no intra-entity sales or transfers, and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations.

i)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2024 and 2023, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2024 and 2023, the balances did not exceed federally insured limits.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2024 and 2023.

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

The Company uses the equity method , in terms of ASC 323, Equity Method and Joint Ventures, to account for investments when the investment results in an ownership stake greater than 20% or the Company exerts significant influence over the operations and management of the investment. Under the equity method, the investment is recorded on the balance sheet as a non-current asset, initially at historical cost and is adjusted for the Company’s proportionate share of any gains and losses reported by the equity method investment. Any dividends received from equity method investments decreases the carrying value of the investment. Any additional investment or disposal of a portion of the investment will result in a change in basis adjustment to the carrying value of the investment which will be evaluated to determine if equity method accounting is still appropriate. Equity method investments are evaluated to determine if the fair market value has declined below carrying value, which will result in an impairment charge.

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

The Company had no revenues for year ended December 31, 2024 and revenues of $410 for the year ended December 31, 2023.

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

p)	Marketing and Advertising costs

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $154,864 and $428,909 for the years ended December 31, 2024 and 2023, respectively.

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2024 and December 31, 2023, there have been no interest or penalties incurred on income taxes.

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

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the year ended December 31, 2024, the Company had a net loss of $4.6 million. In connection with preparing the consolidated financial statements for the year ended December 31, 2024, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying consolidated financial statements for the period ended December 31, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The statement of operations from discontinued operations is as follows:

	Year ended December 31,
	2024	2023
Net Revenue	$-	$-
Cost of Goods Sold	-	-
Gross loss	-	-

General and administrative	-	40,821
Total Expense	-	40,821

Loss from operations before income taxes	-	(40,821)
Income Taxes	-	-
Loss from discontinued operations, net of taxation	$-	$(40,821)

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7	INTANGIBLES

On August 26, 2021, the Company formed Beyond Fintech to acquire a product known as Beyond Wallet from a third party for gross proceeds of $250,000, together with the logo, use of name and implementation of the product into the Company’s technology. The Company owned 51% of Beyond Fintech with the other 49% owned by Frictionless. Up until the date of disposal, the Company invested a further $77,211 on the software to further enhance the Beyond Wallet product offering.  On May 12, 2023, Beyond Fintech was sold to Frictionless (see note 4 above).

During the year ended December 31, 2021, the Company paid gross proceeds of $375,000 to Frictionless for the development of the IPSIPay wallet, and up until the date of novation, the Company invested a further $1,171,805 to facilitate the functioning of the IPSIPay software in the cloud environment. On September 5, 2023, the Company novated all its rights and obligations to its IPSIPay wallet to a third party (see note 5 above).

Amortization expense was $0 and $347,298 for the years ended December 31, 2024 and 2023, respectively.

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

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments related to IPSIPay Express for the period ended December 31, 2024 and 2023 is as follow:

	Year ended December 31,
	2024	2023
Equity method Investment
Cash contribution to IPSIPay Express	$999,500	$999,000
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,220
Equity loss from joint venture	(404,101)	(403,282)
	$703,619	703,938
Receivable from IPSIPay Express	1,524	-
	705,143	703,938
Impairment of investment	(705,142)	-
Equity method investment	1	703,938

Loss from Equity method investment
Loss from joint venture	819	403,282
Impairment of equity method investment	705,142	-
Total loss from equity method investment	$(705,961)	$(403,282)

9	INVESTMENTS

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

The Company applied the practical expedient whereby operating leases with a duration of twelve months or less are expensed as incurred.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	LEASES (continued)

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease expense	$-	$40,704

Other lease information:

	Year ended December 31, 2024	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$	$(40,704)

11	FEDERAL RELIEF LOANS

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

The company has accrued interest of $8,869 and $9,369 on this loan as of December 31, 2024 and 2023, respectively.

12	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date*	Principal	Accrued Interest	Unamortized debt discount	December 31, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	10.0%	Matured	$482,000	$101,648	$-	$583,648	$531,004
Mercer Street Global Opportunity Fund, LLC	10.0%	Matured	482,000	101,648	-	583,648	531,003
2024 notes	0.0 to 8.5%	February 28, 2025 to October 10, 2025	577,778	13,861	(89,062)	502,577	-

Total notes payable			$1,541,778	$217,157	$(89,062)	$1,669,873	$1,062,007

*	All notes payable are technically in default due the default on the outstanding Red Road Holdings Corporation and the Quick Capital LLC convertible notes disclosed in note 13 below. None of the note payable lenders have formally declared a default to the Company.

Interest expense totaled $119,151 and $97,739 for the years ended December 31, 2024 and 2023, respectively.

Amortization of debt discount totaled $55,383 and $0 for the years ended December 31, 2024 and 2023, respectively.

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

In terms of the December 30, 2022 Note Amendment Transaction, described in more detail in note 13 below, the Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Warrants for all purposes. The Company accounted for the aggregate value of the notes issued of $964,000, less the fair value of the warrants exchanged for these notes of $43,608, totaling $920,392 as a component of the loss on convertible debt.

The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company had the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue a total of 1,730,058 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance.

On February 27, 2024, the maturity date of the notes was extended to April 30, 2024 with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The automatic extension of the maturity date may not extend past November 27, 2024, thereafter all amounts due under the note are immediately due and payable. The Company performed an analysis in terms of ASC 470 and it was determined that the extension was a debt modification, in addition, no additional consideration was paid for the maturity date extension.

With effect from November 27, 2024, the notes accrue interest at 18% per annum, the default interest rate per the note agreement.

2024 Notes

Between May 29, 2024 and November 27, 2024, the Company entered into nine Securities Purchase Agreements with four accredited investors, pursuant to which the Company issued nine non-convertible promissory notes (the “2024 Notes”) with an aggregate principal amount of $577,778 for gross proceeds of $433,333, after taking into account an aggregate original issuance discount of $144,445.

The 2024 Notes mature between February 28, 2025 and October 10, 2025 and bear interest at rates ranging from 0.0% to 8.5% per annum.

The 2024 Notes have restrictions relating to fundamental transactions which require the approval of the note holder, in addition the note holder has an optional redemption right on subsequent transactions that may require the Company to redeem all or part of the Note, at a premium of 120% of the cash amount of the Note, at the note holder’s discretion.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest Rate		Maturity date***	Principal	Accrued Interest	Unamortized debt discount	December 31, 2024 Amount, net	December 31, 2023 Amount, net
Cavalry Fund I LP	18.00	%*	Matured	$819,371	$17,571	$-	$836,942	$909,218
Mercer Street Global Opportunity Fund, LLC	18.00	%*	Matured	991,754	59,259	-	1,051,013	1,139,764
Red Road Holdings Corporation	29.32	%**	-	-	-	-	-	41,771
	27.77	%**	-	-	-	-	-	18,683
	32.04	%**	-	-	-	-	-	3,109
	24.98	%**	Matured	19,819	266	-	20,085	-
	24.51	%**	March 30, 2025	197,001	16,840	(40,043)	173,798	-
Quick Capital LLC	11.12	%**	-	-	-	-	-	-
	11.03	%**	Matured	64,171	-	-	64,171	-

2023 and 2024 convertible notes	8.00 to 12.00%		Matured to October 22, 2025	2,623,890	287,234	(40,928)	2,870,196	1,591,735

Total convertible notes payable				$4,716,006	$381,170	$(80,971)	$5,016,205	$3,704,280

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.
**	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are effective interest rates as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.
***	All convertible notes payable are technically in default due the default on the outstanding Red Road Holdings Corporation and the Quick Capital LLC convertible notes disclosed below. None of the convertible note payable lenders have formally declared a default to the Company.

Interest expense totaled $476,207 and $319,543 for the years ended December 31, 2024 and 2023, respectively.

Amortization of debt discount totaled $982,531 and $770,372 for the years ended December 31, 2024 and 2023, respectively.

The Cavalry, Mercer, Red Road Holdings Corporation convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the Common Stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

Cavalry and Mercer December 2022 Note Amendment Transaction

The Company twice extended its indebtedness to each Cavalry and Mercer. On February 3, 2022, the Company agreed to extend the maturity date of the Cavalry/Mercer Notes to August 16, 2022. Additionally, on August 30, 2022, the Company entered agreements for an additional maturity date extension to November 16, 2022. In consideration for the second extension, the Company agreed to (i) increase the principal amount outstanding and due to Cavalry and Mercer under the Cavalry/Mercer Notes by twenty percent (20%) and (ii) issue to each of Cavalry and Mercer a new five-year warrant (each, an “Extension Warrant”) to purchase an additional 100,000 shares of Common Stock at an exercise price of $4.50 per share. The Extension Warrant contains the same terms and provisions in all material respects as the Original Warrants, except for the difference in exercise price.

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $4.50 to $0.345 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 100,000 shares of Common Stock underlying the Extension Warrants was increased to 1,304,348 shares;

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

Cavalry and Mercer December 2022 Note Amendment Transaction (continued)

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue a total 1,730,058 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Cavalry/Mercer Notes until after March 30, 2023 and (ii) waive any events of default under the Cavalry/Mercer Notes and the Cavalry/Mercer SPAs;

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

The amendments to the Cavalry/Mercer Notes were evaluated in terms of ASC 470, Debt, to determine if the amendments to the Cavalry/Mercer Notes were considered a modification of the debt or an extinguishment of the debt. Based on the penalty interest incurred on the convertible notes of $836,414, the reduction in the conversion price of the Cavalry/Mercer Notes from $4.50 to $0.345 per share, which was valued at $1,499,577 using a Black-Scholes valuation model, the issuance of additional warrants to the Cavalry and Mercer valued at $238,182 using a Black-Scholes valuation model and the conversion of certain warrants held by Cavalry and Mercer to notes payable, resulting in an additional charge of $920,392, consisting of a mark-to-market warrant cost of $(43,608) and the value of the notes of $964,000 (see note 12 above) and the value of full rachet provisions of certain of the warrants issued to the Cavalry and Mercer amounting to $841,003 (see note 14 below), the amendment of the Cavalry/Mercer Notes was determined to be a debt extinguishment.

Effective December 30, 2023 on February 27, 2024, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to April 30, 2024 with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The automatic extension of the maturity date may not extend past November 27, 2024, thereafter all amounts due under the note are immediately due and payable. The Company performed an analysis in terms of ASC 470 and it was determined that the extension was a debt modification, in addition, no additional consideration was paid for the maturity date extension.

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

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022, additionally to December 30, 2023 and again to April 30, 2024, with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The automatic extension of the maturity date may not extend past November 27, 2024, thereafter all amounts due under the note are immediately due and payable. The Company is currently negotiating with Cavalry to place the note into forbearance, currently interest is being accrued at the default interest rate of 18% per annum in terms of the agreement.

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

Cavalry Fund LLP (continued)

Between August 24, 2023 and November 20, 2023, Cavalry converted $139,726 of interest and $192,774 of principal into 963,769 shares of Common Stock at a conversion price of $0.345 per share realizing a loss on conversion of $42,210.

Between September 5, 2024 and November 11, 2024, Cavalry converted an aggregate of $79,608 of principal and $88,876 of interest into 2,005,762 shares of Common Stock at a conversion price of $0.084 per share realizing a loss on conversion of $37,490. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084 (see note 14).

The balance of the Cavalry Note plus accrued interest at December 31, 2024 was $836,942.

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

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022, additionally to December 30, 2023 and again to April 30, 2024, with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The automatic extension of the maturity date may not extend past November 27, 2024, thereafter all amounts due under the note are immediately due and payable. The Company is currently negotiating with Mercer to place the note into forbearance, currently interest is being accrued at the default interest rate of 18% per annum in terms of the agreement.

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

Between August 20, 2024 and November 11, 2024, Mercer converted an aggregate of $197,348 of interest into 2,349,380 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $89,527. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084 (see note 14).

The balance of the Mercer Note plus accrued interest at December 31, 2024 was $1,051,013.

Red Road Holdings Corporation

●	On September 9, 2023, the Company closed a transaction with Red Road Holdings Corporation (“RRH”) pursuant to which the Company received net proceeds of $125,000, after an original issue discount and fees of $21,900 in exchange for the issuance of a $146,900 Convertible Note (“RRH Note 1”), bearing interest at 13%, which interest was earned on issuance of the note, an effective interest rate of 29.3%, and matured on June 15, 2024. The RRH Note 1 had mandatory monthly repayments of $18,444 which commenced on October 14, 2023. The RRH Note 1 was convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion.

The RRH note 1 was repaid in full during the quarter ended June 30, 2024.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

Red Road Holdings Corporation (continued)

●	On October 19, 2023, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $60,000, after an original issue discount and fees of $13,450 in exchange for the issuance of a $73,450 Convertible Note (“RRH Note 2”), bearing interest at 13%, which interest was earned on issuance of the note, an effective interest rate of 27.8%, and matured on July 30, 2024. The RRH Note 2 had mandatory monthly repayments of $9,222 which commenced on November 30, 2023. The RRH Note 2 was convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion. On August 6, 2024, RRH converted an aggregate of $13,833, including a penalty of $4,611 into 164,679 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $28,984, thereby extinguishing the note.

●	On December 20, 2023, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $50,000, after an original issue discount and fees of $13,250 in exchange for the issuance of a $63,250 Convertible Note (“RRH Note 3”), bearing interest at 15%, which interest was earned on issuance of the note, an effective interest rate of 32.0%, and matured on September 30, 2024. The RRH Note 3 had mandatory monthly repayments of $8,082. The RRH Note 3 was convertible into shares of Common Stock at a variable conversion rate of 60% of the lowest trading price twenty trading days before conversion. The RRH Note 3 was repaid in full during the quarter ended December 31, 2024.

●	On April 2, 2024, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $70,000, after an original issue discount and fees of $18,500 in exchange for the issuance of a $88,500 Convertible Note (“RRH Note 4”), bearing interest at 15%, which interest was earned on issuance of the note, an effective interest rate of 24.98%, and matured on December 30, 2024. The RRH Note 4 had mandatory repayments of $61,065 on September 30, 2024 and $13,570 per month on October 30, 2024, November 30, 2024 and December 30, 2024. The RRH Note 4 is convertible into shares of Common Stock at a variable conversion rate of 65% of the lowest trading price ten trading days before conversion. During the quarter ended December 31, 2024, the Company repaid $88,385 of the principal and interest outstanding. The final instalment was not made and a penalty charge of 150% of the total balance outstanding, amounting to $6,695 was recorded by the Company on December 30, 2024. The balance owing on the RRH Note 4 plus accrued interest at December 31, 2024 was $20,085.

●	On June 25, 2024, the Company closed a transaction with RRH pursuant to which the Company received net proceeds of $100,000, after an original issue discount and fees of $25,080 in exchange for the issuance of a $125,080 Convertible Note (“RRH Note 5”), bearing interest at 15%, which interest is earned on issuance of the note, an effective interest rate of 24.51%, and maturing on March 30, 2025. The RRH Note 5 has mandatory repayments of $93,498 on December 30, 2024 and $16,782 per month on January 30, 2025, February 28, 2025 and March 30, 2025. The RRH Note 5 is convertible into shares of Common Stock at a variable conversion rate of 65% of the lowest trading price ten trading days before conversion.

The first instalment was not made, automatically placing the note into default, with a penalty charge of 150% of the total balance outstanding of $71,921 recorded by the Company on December 30, 2024.

The balance owing on the RRH Note 5 plus accrued interest, net of unamortized debt discount of $40,043 at December 31, 2024 was $173,798.

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

No repayments have been made on the Quick Capital Note 2 which provides for a no notice default, whereupon the note accrued penalty interest at a rate of 24% per annum on the total balance outstanding. The note holder did not apply the penalty interest to the balance outstanding. On November 28, 2024, the maturity date of the note, a penalty charge of 150% of the balance outstanding of $30,856 was recorded by the Company as additional principal outstanding.

On December 6, 2024, Quick Capital converted an aggregate of $29,400, including a penalty of $1,000 into 350,000 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $280.

The balance of the Quick Capital note plus accrued interest at December 31, 2024 was $64,171.

2023 and 2024 Convertible Notes

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors to purchase convertible notes (the “2023 Convertible Notes”). Between February 6, 2024 and October 23, 2024, the Company entered into Securities Purchase Agreements with 9 accredited investors to purchase convertible notes (the “2024 Convertible Notes”). The Company received an aggregate of $2,026,666 from the 2023 Convertible Notes and $575,002 from the 2024 Convertible Notes, in gross proceeds in private placements through the issuance of:

●	the 2023 Convertible Notes and the 2024 Convertible Notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock associated with the 2023 Convertible Notes (the “2023 Warrants”) and an aggregate of 579,711 shares of Common Stock associated with the 2024 Convertible Notes (the “2024 Warrants”), at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

The 2023 Convertible Notes and the 2024 Convertible Notes mature between 3.5 months and 12 months from the date of issuance, bear interest at rates between 8% and 12% per annum and are convertible into shares of Common Stock at a conversion price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Convertible Notes and 2024 Convertible Notes may be prepaid at any time without penalty. The Company is under no obligation to register the shares of Common Stock underlying the 2023 Convertible Notes and the 2024 Convertible Notes or the 2023 Warrants and the 2024 Warrants, for public resale.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13	CONVERTIBLE NOTES PAYABLE (continued)

2023 and 2024 Convertible Notes (continued)

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

At December 31, 2024, notes with a principal amount of $2,026,666 and accrued interest thereon on $254,901 have matured. Between February 11, 2025 and February 19, 2025, convertible note with a total balance outstanding of $772,669 had maturity dates extended to December 31,2025 in exchange for a reduction in the conversion price of the convertible notes to $0.04 per share. The Company will perform an analysis in terms of ASC 470 and determine whether the extension of the maturity date and the reduction in the conversion price of the note is a debt modification or extinguishment.

The balance of the 2023 Convertible Notes and the 2024 Convertible Notes plus accrued interest at December 31, 2024 was $2,870,196, net of unamortized debt discount of $40,928.

14	DERIVATIVE LIABILITY

The convertible notes and warrants issued by the Company to Cavalry, Mercer and RRH as described in Note 13 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

Between September 12, 2023 and December 20, 2023, and between April 2, 2024 and June 25, 2024, the Company entered into a convertible note agreement with RRH which have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $416,317 and $268,873, respectively, but limited to the cash value of the convertible notes of $235,000 and $150,000, respectively, using a Black-Scholes valuation model.

The net movement on the derivative liability for the year ended December 31, 2023 was a net mark-to-market credit of $1,501,446 determined by using a Black-Scholes valuation model.

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 13) pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the RRH 2 Note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion of the RRH Note 2, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share (the “Triggering Event”).

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	DERIVATIVE LIABILITY (continued)

Convertible notes with an aggregate principal and interest balance outstanding on August 6, 2024 of $2,165,578 have such price-based anti-dilution protection. Based on the conversion by the RRH Note 2 as described above, the conversion price of these notes will reset to $0.084. In addition, certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which resulted in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370. In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which will reduce the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511.

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

The net mark-to-market movement of the derivative liability for the year ended December 31, 2024 was a net mark-to-market credit of $6,892,395, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2024	Year ended December 31, 2023

Conversion price	$0.0364 to 0.345	$0.104 to 0.345
Risk free interest rate	3.58 to 5.50%	3.60 to 5.55%
Expected life of derivative liability	$1 to 41 months	3.5 to 47 months
Expected volatility of underlying stock	24.3 to 262.09%	158.72 to 217.01%
Expected dividend rate	0.0%	0.0%

The movement in derivative liability is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023

Opening balance	$1,434,196	$2,550,642
Derivative financial liability arising from convertible notes and warrants	226,329	385,000
Derivative liability arising on anti-dilutive convertible notes and warrants	6,370,074	-
Fair value adjustment to derivative liability	(6,892,395)	(1,501,446)
Closing balance	$1,138,204	$1,434,196

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 19,081,446 and13,819,889 shares of Common Stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.

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

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 13) pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the RRH 2 Note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion of the RRH Note 2, a warrant, with full ratchet anti-dilution price protection, exercise price was reduced from $0.345 per share to $0.084 per share and the number of shares exercisable was increased from 3,145,342 shares to 12,918,370 shares, resulting in a deemed dividend charge and a credit to additional paid in capital of $426,807.

Between August 6, 2024 and December 6, 2024, in terms of conversion notices received from 4 convertible note holders, including the RRH Note 2 described above, the Company issued 5,261,557 shares of common stock for the conversion of $441,971 of convertible debt at a conversion price of $0.084 per share, realizing an aggregate loss on conversion of $170,246.

b.	Restricted stock awards

A summary of restricted stock activity during the period January 1, 2023 to December 31, 2024 is as follows:

	Total restricted shares*	Weighted average fair market value per share*	Total unvested restricted shares*	Weighted average fair market value per share	Total vested restricted shares*	Weighted average fair market value per share*
Outstanding January 1, 2023	783,167	$1.50	170,792	$1.47	612,375	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	(170,792)	(1.47)	170,792	1.47
Outstanding December 31, 2023	783,167	$1.50	-	$-	783,167	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding December 31, 2024	783,167	$1.50	-	$-	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards (continued)

The restricted stock granted, issued and exercisable at December 31, 2024 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted*	Weighted Average Fair Value per Share*
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of December 31, 2024 and December 31, 2023.

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

On March 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, as disclosed in note 13 above. In terms of the Securities Purchase Agreement, the Company issued a five-year warrant to purchase an aggregate of 357,764 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On March 14, 2024, the Company extended the maturity date of 11 convertible notes maturing between February 13, 2024 and February 23, 2024 by an additional six months and as compensation for the extension, the note holders were issued warrants exercisable for 387,673 shares of Common Stock at an exercise price of $0.345 per share.

Between May 3, 2024 and May 28, 2024, the Company entered into a Securities Purchase Agreements with four accredited investors, as disclosed in note 13 above. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 468,738 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

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

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2 (see Note 13). As a result of the conversion of the RRH Note 2, all warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share. Certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370 and a reduction in the exercise price to $0.084 per share from $0.345 per share, In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511. This resulted in a fair value adjustment charge of $2,478,211 of which $2,051,405 was recorded as a charge to the statement of comprehensive loss as it related to warrants subject to derivative liability treatment and $426,807 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of a warrant issued during the current year, which is not subject to derivative liability treatment.

On October 22, 2024, the Company entered into a Securities Purchase Agreements with an accredited investor, as disclosed in note 13 above. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 289,855 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

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

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Year ended December 31, 2024
Exercise price	$0.084 to 0.345
Risk free interest rate	3.73 to 4.56%
Expected life	1 to 5 years
Expected volatility of underlying stock	177.78 to 191.61%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2023 to December 31, 2024 is as follows:

	Shares Underlying Warrants*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	5,186,376	$0.345 - 5.625	$0.9000
Granted	6,289,051	0.345 - 1.500	0.3556
Increase in warrants due to debt amendment full rachet trigger	(33,334)	1.500	1.5000
Cancelled on debt amendment	(1,000,000)	0.345	0.3450
Exercised	-	-	-
Outstanding December 31, 2023	10,442,093	$0.345 - 5.625	$0.6265
Granted	1,796,493	0.084 - 0.345	0.2670
Increase in warrants due to anti-dilution price protection	9,773,028	0.084	0.0840
Forfeited	-	-	-
Exercised	-	-	-
Outstanding December 31, 2024	22,011,614	$0.084 - 5.625	$0.3199

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding and exercisable at December 31, 2024 are as follows:

	Warrants Outstanding*			Warrants Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$0.084	13,376,267	2.87		13,376,267		2.87
$0.345	7,248,896	3.69		7,248,896		3.69
$0.450	266,668	3.48		266,668		3.48
$1.035	500,000	0.52		500,000		0.52
$1.500	33,334	3.61		33,334		3.61
$4.500	505,560	1.21		505,560		1.21
$5.625	80,889	1.21		80,889		1.21
	22,011,614	3.05	$0.3199	22,011,614	$0.3199	3.05

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

The warrants outstanding have an intrinsic value of $0 and $0 as of December 31, 2024 and 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

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

A summary of option activity during the period January 1, 2023 to December 31, 2024 is as follows:

	Shares Underlying options*	Exercise price per share*	Weighted average exercise price*
Outstanding January 1, 2023	1,543,891	$1.20 - 12.00	$4.47
Granted	-	-	-
Forfeited/Cancelled	(23,889)	$1.20 - 12.00	5.41
Exercised	-	-	-
Outstanding December 31, 2023	1,520,002	$1.20 - 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	$1.20	1.20
Exercised	-	-	-
Outstanding December 31, 2024	1,513,335	$1.20 - 12.00	$4.47

*	After giving effect to a 1 for 30 reverse stock split on August 30, 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

The options outstanding and exercisable at December 31, 2024 are as follows:

	Options Outstanding*			Options Exercisable*
Exercise Price*	Number Outstanding*	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price*	Number Exercisable*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual life in years
$1.20	13,334	7.71		13,334		7.71
$4.50	1,500,001	6.94		1,500,001		6.94
	1,513,335	6.94	$4.47	1,513,335	$4.47	6.94

The options outstanding have an intrinsic value of $0 as of December 31, 2024 and 2023.

The option expense was $220,416 and $377,856 for the years ended December 31, 2024 and 2023, respectively.

16	LOSS ON CONVERTIBLE NOTES

The loss on convertible notes consists of the following:

	December 31, 2024	December 31, 2023
Penalty on convertible note	$117,083	$9,306
Expense on extension of maturity date of convertible notes	102,353	64,256
Loss on conversion of convertible notes	170,246	90,761
Loss on anti-dilution price protection adjustment	4,318,669	-
Loss on convertible note default conversion feature	56,329	-
	$4,764,680	$164,323

Penalty on convertible note

On August 3, 2023, the Company cash settled the outstanding balance of two convertible notes owing to 1800 Diagonal Street Lending LLC, including an early settlement penalty thereon of $9,306.

Between September 6, 2024 and December 6, 2024, $3,000 of additional conversion penalties on convertible note conversions were charged to the Company, in addition between August 6, 2024 and December 30, 2024 as additional penalty of 150% of the outstanding balance, including interest of certain convertible notes was charged to the Company, amounting to $114,083.

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

The debt extinguishments resulted in a charge of $102,352 for the year ended December 31, 2024

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16	LOSS ON CONVERTIBLE NOTES (continued)

Loss on conversion of convertible notes

During the prior year an aggregate amount of $432,500 of convertible debt was converted into equity at a fixed conversion price of $0.345 per share, realizing an aggregate loss on conversion of $90,761.

Between August 6, 2024 and December 6, 2024, in terms of conversion notices received from 4 convertible note holders, the Company issued 5,261,557 shares of common stock for the conversion of an aggregate amount of $441,971 of convertible debt at a conversion price of $0.084 per share, realizing an aggregate loss on conversion of $170,246.

Loss on anti-dilution price protection adjustment

As a result of the conversion of the RRH Note 2 ( see note 13 above), included in the paragraph above, all other outstanding convertible notes of the Company that contain price-based anti-dilution protection had the conversion prices of such notes adjusted to $0.084 per share (the “Triggering Event”).

The value of the derivative liability related to the anti-dilution price protected convertible notes was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible notes of $4,318,669.

Loss on convertible note default conversion feature

The Company was unable to make a payment on a convertible note on July 28, 2024, which resulted in the triggering of a variable priced conversion feature, giving rise to a derivative liability on the payment due date, this gave rise to an additional derivative liability and loss on convertible notes of $56,329.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	INCOME TAXES (continued)

The provision for income taxes consists of the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Continuing operations
Tax expense at the federal statutory rate	$(866,532)	$(1,225,845)
State tax expense, net of federal tax effect	(226,139)	(170,564)
Permanent differences	387,714	712,951
Prior year net operating loss true up	(1,020,869)	(228,714)
	(1,725,826)	(912,172)
Deferred income tax asset valuation allowance	1,725,826	912,172
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2024	December 31, 2023
Other	$241,491	$241,491
Capital loss	491,275	491,275
Net operating losses	8,625,904	6,900,076
Stock based compensation	511,142	511,142
Valuation allowance	(9,869,812)	(8,143,984)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2024 and December 31, 2023 was $9,869,812 and $8,143,984, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,725,826 and is primarily attributable to tax operating losses and capital losses realized during the current year.

As of December 31, 2024, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2024, the Company had available for income tax purposes approximately $32.1 million in federal and $30.0 million in state net operating loss carry forwards, which may be available to offset future taxable income. $3.5 million of the net operating losses will begin to expire in 2034 and $28.6 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

The Company’s ability to utilize the previous Federal operating loss carryforwards may be adjusted if, pursuant to IRC Section 382/383 of the Internal Revenue Code of 1986, as amended, a change of ownership occurs. Management does not believe an ownership change has occurred under IRC Section 382/383. A future change in ownership may result in an adjustment to the loss carryforward.

The Company is subject to taxation in the U.S. and CA state. U.S. federal income tax returns for 2019 and after, remain open to examination. No income tax returns are currently under examination. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2024 and 2023 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31, 2024 (Shares)	Year ended December 31, 2023 (Shares)
Convertible debt	40,731,757	13,363,993
Stock options	1,513,335	1,520,002
Warrants to purchase shares of common stock	22,011,614	10,442,093
	64,256,706	25,326,088

19	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

William Corbett

The option expense for Mr. Corbett was $155,369 and $266,346 for the years ended December 31, 2024 and 2023, respectively.

Richard Rosenblum

The option expense for Mr. Rosenblum was $65,047 and $111,510 for the years ended December 31, 2024 and 2023, respectively.

20	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under notes 12 and 13 above, which originally matured between May 22, 2024 and October 22, 2025, should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

21	SUBSEQUENT EVENTS

Resignation of director and officer

With effect from January 7, 2025, Mr. Rosenblum resigned his positions of President, Chief Financial Officer and director of the Company. Mr. Corbett, the Company’s CEO has stepped into the role of Chief Financial Officer and President, temporarily.

Executive employment agreement

On January 7, 2025, the Company entered into an employment agreement with Mr. Corbett, as the Company’s chief executive officer with compensation of $240,000 per annum and the award of options exercisable for 600,000 shares of common stock at an exercise price of $0.09 per share. The options vest as to 300,000 immediately and 300,000 over the next three years, on a monthly basis.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21	SUBSEQUENT EVENTS (continued)

Conversion of convertible notes

Between January 7, 2025 and March 21, 2025, The Company received conversion notices from convertible note holders converting an aggregate of $226,917 into 51,296,285 shares of common stock at conversion prices ranging from $0.0325 to $0.001105 per share, resulting in a loss on conversion of $101,254.

As a result of the conversion notices received, warrants exercisable for 457,897 shares of common stock that contain price-based anti-dilution protection had the exercise price of such warrants adjusted from $0.084 per share to $0.001105 per share and certain warrants exercisable for 12,918,370 shares of common stock that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the exercise prices of such warrants adjusted to $0.001105 per share. In addition, certain convertible notes with an aggregate balance outstanding of $1,968,434 on December 31, 2024, had their conversion price reduced to $0.001105 as of March 21, 2025. Further conversions at conversion prices lower than $0.001105 subsequent to March 21, 2025, will impact the exercise price and the number of warrants outstanding and the conversion price of convertible notes for subsequent reporting periods.

Convertible note funding

Between January 7, 2025 and February 20, 2025, the Company entered into Securities Purchase Agreements pursuant to which the Company issued two convertible promissory notes and two warrants to one accredited investment entity for total gross proceeds of $223,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.084 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 2,654,761 shares of the Common Stock at an exercise price of $0.084 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Termination of merger plan with Business Warrior

On January 22, 2025, the Company and Business Warrior mutually agreed to terminate the Agreement and Plan of Merger dated July 28, 2024. This decision reflects our shared understanding and agreement that discontinuing the merger is in the best interest of both parties.

Settlement of legal dispute

On March 4, 2025, the Company and Mr. Corbett, entered into a settlement agreement with Naum Voloshin, Andrey Novikov, Frank Perez, Yulia Rey and Alexander Voloshin (the “Plaintiff Group”), whereby the Company agreed to pay $500,000 in settlement and full and final resolution of all claims and causes of action that the Plaintiff Group, or any member thereof, holds or has asserted (or could have asserted) against the Company and Mr. Corbett.

Within 5 days of March 4, 2025, the Company will pay $100,000 (the “First Payment”) and within 60 days the Company will pay a further $100,000 including interest thereon at 10% per annum from March 5, 2025, and within 24 days, a final payment of $300,000, including interest thereon at 10% per annum from March 5, 2025. The initial payment of $100,000 was made on March 24, 2025.

Any breach of the terms of the settlement agreement will result in a payment to the Plaintiffs of liquidated damages of $25,000 for each event of default.

In order to secure the obligations to the Plaintiff Group, the Company executed two convertible promissory notes, the first note for $100,000 (“Note 1”) and the second note for $300,000 (“Note 2”). Each note bears interest at the rate of 10% per annum, Note 1 has a maturity date of 60 days and Note 2, 240 days from March 5, 2025. The Notes will be convertible upon an event of default, which includes any failure to pay any of the installments. The Notes plus any accrued interest thereon, are convertible into common stock of the Company at a conversion price of $0.02 per share or the lowest conversion price of the senior secured note holders, as determined and established as the conversion price for all their notes outstanding as of March 5, 2025, if there are any limits on trading or the trading price falls below $0.01 per share, the conversion price will be discounted by a further 15%. The notes provide for certain events such as mergers and consolidations, distributions to shareholders, and stock splits and dividends.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. Our management has concluded that our internal control over financial reporting continued to be ineffective as of December 31, 2024 as a result of continuing insufficient segregation of duties and oversight of work performed in the finance and accounting function due to limited personnel with the appropriate skill sets. During 2025, our management plans to continue to address these matters with a view towards remediating the weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
William Corbett	65	Chairman of the Board, Chief Executive Officer, and Director
Madisson Butler	36	Director
David Rios	82	Director

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

Richard Rosenblum has been, since its founding in 1994, Chief Executive Officer and Principal at Harborview Capital Advisors LLC (“Harborview”), which provided strategic advisory services in the areas of capital formation, merchant banking and management consulting. Additionally, Mr. Rosenblum has been the owner of Harborview Property Management (“HPM”) for over twenty-five (25) years, where he invests and manages domestic and international commercial real estate, and multi-family real-estate assets. From 2008 to 2014, Mr. Rosenblum was a Director, President and Executive Chairman of Alliqua Biomedical Inc. (NASDAQ: ALQA), which developed and marketed hydrogel manufacturing technology in the wound care sector. His philanthropic and community-centered activities include being a founding board member of the Dr. David Feit Memorial Foundation (DFM), which for over 15 years raised money for the benefit and support of youth activities. Since 2018. Effective January 17, 2022, Mr. Rosenblum was appointed as an independent director to the board of H-Cyte, Inc. H-CYTE is a medical biosciences company with a mission is to become a leader in next-generation, cellular therapeutics for the treatment of chronic health conditions. Mr. Rosenblum graduated Summa Cum Laude from SUNY Buffalo with a B.A. in Finance & Accounting.

Mr. Rosenblum’s experience as an executive of a publicly traded company and his financial experience, including in investment banking and as an investor in publicly traded companies, we believe provide him with the attributes that make him a valuable member of the Company’s Board.

Mr. Rosenblum resigned from all positions on January 7, 2025, with immediate effect.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation earned in each of the last two fiscal years ended December 31, 2024 and 2023 by our: (i) principal executive officer; (ii) principal accounting officer and (iii) most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of our company as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards		All other comp.		Total
William Corbett,	2024	$180,000	$-	$-		$155,369	(a)	$2,541	(b)	$337,910
Chairman of the Board and Chief Executive Officer (1)	2023	$360,000	$-	$-		$266,346	(a)	$15,247	(c)	$641,594

Richard Rosenblum	2024	$216,000	$-	$-		$65,047	(e)	$4,063	(g)	$285,110
Chief Financial Officer and President (2)	2023	$216,000	$-	$-	(d)	$111,510	(e)	$19,034	(h)	$346,544

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019 and appointed as Chairman of the board on February 22, 2021.

(2)	Mr. Rosenblum was appointed as our President and Chief Financial Officer on July 22, 2021.

(a)	On July 11, 2022, Mr. Corbett was granted a ten-year option exercisable for 500,000 shares of common stock at an exercise price of $4.50 per share, of which all vested, in addition, on August 16, 2021, Mr. Corbett was granted an option with a ten-year term exercisable for 666,667 shares of common stock at an exercise price of $4.50 per share, of which all are vested.

(b)	Consists of $1,343 of healthcare expenses and $1,198 of car allowance for the benefit of Mr. Corbett.

(c)	Consists of $8,059 of healthcare expenses and $7,188 of car allowance for the benefit of Mr. Corbett.

(d)	Mr. Rosenblum was granted 2,000,000 restricted shares of common stock on July 11, 2022, all of which are vested.

(e)	Mr. Rosenblum was granted a ten-year option exercisable for 333,334 shares of common stock at an exercise price of $4.50 per share on August 31, 2021, of which all are vested.

(g)	Consists of $2,046 of healthcare expenses and $2,017 of car allowance for the benefit of Mr. Rosenblum.

(h)	Consists of healthcare reimbursements for the benefit of Mr. Rosenblum.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2024:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*	Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William Corbett	666,667	-	-	$4.50	8/16/2031	-	$-	-	-
	500,000	-	-	$4.50	7/11/2032	-	-	-	-
Richard Rosenblum	333,334	-	-	$4.50	8/16/2031	-	$-	-	-

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

With effect from April 1, 2024, Mr. Corbett voluntarily reduced his salary to $10,000 per month, with the resignation of Mr. Rosenblum on January 7, 2025, Mr. Corbett’s salary was increased to $20,000 per month with immediate effect.

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

Mr. Rosenblum resigned all his positions with the Company with effect from January 7, 2025.

Director Compensation

Board of Directors Compensation

The executive directors were not paid any fees for their service as directors; however, each of Messrs. Rosenblum and Corbett received compensation for service as officers of Innovative Payment Solutions, Inc.

The following table sets forth information for the fiscal year ended December 31, 2024 regarding the compensation of our directors who on December 31, 2024 were not also our named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other	Total
Madisson Butler (1)	$18,000	$-	$-	$18,000
David Rios(1)	$18,000	$-	$-	$18,000

(1)	As of December 31, 2024, the following table sets forth the number of aggregate outstanding stock awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Stock Awards
Madisson Butler (1)	73,334
David Rios(2)	40,001

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

(2)

On July 22, 2021, the Company granted Mr. Rios, a director of the Company, 33,334 shares of restricted common stock pursuant to the terms of the 2021 Stock Incentive Plan, which was approved by the Board of Directors in August 2021, subject to approval of the 2021 Plan by the shareholders, which approval was obtained at the annual general meeting held on October 22, 2021.

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

The following table shows the information regarding our equity incentive plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	$—	26,667
2021 Equity Incentive Plan	1,513,335	4.47	253,332
Equity compensation plans not approved by security holders
None	—	—	—
Total	1,513,335	$4.47	279,999

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2025 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 70,377,731 shares of our common stock on March 30, 2025. We have deemed shares of our common stock subject to options and warrants that are currently exercisable within sixty (60) days of March 30, 2025, to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 56B 5th Street, Lot 1 #AT, Carmel by the Sea, CA 93921.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned
William Corbett (Chief Executive Officer)	2,183,168	(1)	3.0%
Richard Rosenblum (President and Chief Financial Officer)	466,668	(2)	**
Madisson Butler (Director)	273,334	(3)	**
David Rios (Director)	240,001	(4)	**
All officers and directors as a group (4 persons)	3,163,171		4.4%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.

**	Less than 1%

(1)	Includes (i) 683,167 restricted shares of common stock. (ii) a ten-year option granted to Mr. Corbett on August 16, 2021 exercisable for 666,667 shares of common stock, of which all are vested, and (iii) a ten year option granted to Mr. Corbett on July 11, 2022 exercisable for 500,000 shares of common stock at an exercise price of $4.50, all of which are vested, and (iv) a ten year option granted to Mr. Corbett on January 7, 2025 of which 316,667 are vested and a further 16,667 vest within the next 60 days.

(2)	Consists of 133,334 shares of restricted common stock and options exercisable for 333,334 shares of common stock of which all are vested.

(3)	Consists of 266,667 shares of restricted common stock and a ten-year option granted to Ms. Butler on September 15, 2022 exercisable for 6,667 shares of common stock at an exercise price of $1.20, all of which are vested.

(4)	Consists of 233,334 shares of restricted common stock and a ten-year option granted to Mr. Rios on September 15, 2022 exercisable for 6,667 shares of common stock at an exercise price of $1.20, all of which are vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring during the year ended December 31, 2024 for us and our subsidiaries or any proposed transaction, in which we and our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

There were no transactions concluded with related parties that meet the criteria outlined above.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by our auditors:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Audit fees and expenses	$117,500	$81,000
Taxation preparation fees	-	-
Audit related fees	-	15,000
Other fees	-	-
	$117,500	$96,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2024, were approved by our board of directors.

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

Innovative Payment Solutions, Inc.

Date: March 31, 2025	By:	/s/ William Corbett
William Corbett
Chief Executive Officer, Interim Chief Financial Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ William Corbett	Chief Executive Officer and Chairman	March 31, 2025
William Corbett	(Principal Executive Officer)

/s/ Madisson Butler	Director	March 31, 2025
Madisson Butler

/s/ David Rios	Director	March 31, 2025
David Rios