Form 10-Q
period 2025-03-31
Innovative Payment Solutions, Inc.
filed 2025-05-15
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 173,227,577 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this Report and in the “Business,” “Risk Factors” and other sections of the 2024 Form 10-K. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)

Current Assets
Cash	$57	$526
Other current assets	3,399	7,894
Notes receivable – current portion	383,777	371,170
Total Current Assets	387,233	379,590

Non-current assets
Plant and equipment	4,316	4,858
Equity method investment	1	1
Total Non-Current Assets	4,317	4,859
Total Assets	$391,550	$384,449

Liabilities and Equity (Deficit)

Current Liabilities
Bank overdraft	$151	$-
Accounts payable	2,989,714	2,986,039
Related party payables	5,106	-
Federal relief loans – current portion	10,036	8,869
Notes payable, net of unamortized discount of $42,867 and $89,062, respectively	1,769,646	1,669,873
Convertible debt, net of unamortized discount of $61,845 and $80,971, respectively	5,224,357	5,016,205
Derivative liability	4,169,250	1,138,204
Total Current Liabilities	14,168,260	10,819,190

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	14,318,260	10,969,190

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized. 73,889,435 and 19,081,446 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	7,389	1,908
Additional paid-in-capital	52,954,852	52,202,117
Accumulated deficit	(66,888,951)	(62,788,766)
Total Stockholders’ (deficit)	(13,926,710)	(10,584,741)
Total Liabilities and Stockholders’ (Deficit)	$391,550	$384,449

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross profit	-	-

General and administrative	254,308	626,797
Depreciation and amortization	542	542
Total Expense	254,850	627,339

Loss from Operations	(254,850)	(627,339)

Loss on convertible debt	(2,487,213)	(66,047)
Fair value adjustments to price protected warrants	(1,618,545)	-
Interest income	12,607	3,282
Interest expense	(212,743)	(136,919)
Amortization of debt discount	(118,056)	(319,899)
Derivative liability movements	928,979	815,941
Loss before Income Taxes	(3,749,821)	(330,981)

Income Taxes	-	-
Net Loss after income taxes	(3,749,821)	(330,981)

Net loss from equity method investments	-	(484)
Net loss	(3,749,821)	(331,465)
Deemed dividend	(350,364)	-
Net loss attributable to common stockholders	$(4,100,185)	$(331,465)

Basic and diluted loss per share	$(0.12)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and diluted	34,821,561	13,819,889

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$(10,584,741)
Conversion of convertible debt	-	-	54,807,989	5,481	331,821	-	337,302
Fair value of warrants anti-dilution deemed dividend	-	-	-	-	350,364	(350,364)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,735	-	52,735
Stock based compensation	-	-	-	-	17,815	-	17,815
Net loss	-	-	-	-	-	(3,749,821)	(3,749,821)
Balance at March 31, 2025	-	$-	73,889,435	$7,389	$52,954,852	$(66,888,951)	$(13,926,710)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$(7,578,011)
Fair value of warrants issued to convertible debt holders	-	-	-	-	44,813	-	44,813
Fair value of warrants issued on debt extinguishment	-	-	-	-	66,047	-	66,047
Fair value of warrants issued for services	-	-	-	-	36,207	-	36,207
Stock based compensation	-	-	-	-	94,464	-	94,464
Net loss	-	-	-	-	-	(331,465)	(331,465)
Balance at March 31, 2024	-	$-	13,819,889	$1,382	$50,897,756	$(58,567,083)	$(7,667,945)

See accompanying notes to unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,749,821)	$(331,465)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(928,979)	(815,941)
Depreciation	542	542
Amortization of debt discount	118,056	319,899
Loss on convertible debt	2,487,213	66,047
Fair value of price protected warrants	1,618,545	-
Fair value of warrants issued for services	-	36,207
Deemed interest income	(9,056)	(3,282)
Unrealized loss on equity method investments	-	484
Stock based compensation	17,815	94,464
Changes in Assets and Liabilities
Other current assets	4,495	26,221
Accounts payable and accrued expenses	3,675	283,679
Related party payables	5,106	-
Interest receivable	(3,551)	-
Interest accruals	212,340	120,396
CASH USED IN OPERATING ACTIVITIES	(223,620)	(202,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(158,333)
Investment in equity method investment	-	(500)
NET CASH USED IN INVESTING ACTIVITIES	-	(158,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	151	-
Proceeds from notes payable and convertible debt	223,000	402,335
Repayment of convertible debt		(84,311)
Repayment of federal relief loans		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	223,151	318,024

NET DECREASE IN CASH	(469)	(43,558)
CASH AT BEGINNING OF YEAR	526	50,433
CASH AT END OF PERIOD	$57	$6,875

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(404)	$(16,522)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible debt	$52,735	$44,813
Conversion of convertible debt to equity	$230,798	$-

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2025 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP.

All amounts referred to in the notes to the unaudited condensed financial statements are in United States Dollars ($) unless stated otherwise.

b)	Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to, the estimated useful lives for plant and equipment, the fair value of long-lived investments, the fair value of warrants and stock options granted for services, debt extinguishments or compensation, convertible debt and amendments thereto, derivative liabilities, the valuation allowance for deferred tax assets due to continuing operating losses and the allowance for doubtful accounts.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

c)	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, notes receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company has identified the short-term convertible debt and certain warrants attached to certain of the notes that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended March 31, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed financial statements upon adoption.

g)	Reporting by Segment

The Company adopted FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280) for the annual reporting period ended December 31, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), who is the CEO. All expense categories on the Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The Company’s CODM, reviews financial information presented on an aggregated basis for the purpose of making operating decisions, allocating resources, assessing financial performance and making strategic decisions related to headcount and capital expenditures. The CODM regularly reviews net loss as reported on the Company’s statements of operations. The CODM uses net loss as the measure of profit or loss to allocate resources and assess performance.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s balance sheets. There are no intra-entity sales or transfers, and no significant expense categories regularly provided to the CODM beyond those disclosed in the Statements of Operations.

h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2025 and December 31, 2024, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2025 and December 31, 2024, the balance did not exceed federally insured limits.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2025 and 2024.

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

The Company had no revenues for the three months ended March 31, 2025 and 2024.

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

p)	Marketing and advertising expenses

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $0 and $75,707 for the three months ended March 31, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

q)	Income Taxes

The Company is based in the U.S. and currently enacted U.S. tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2025 and December 31, 2024, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the three months ended March 31, 2025, the Company had a net loss of $4.1 million, after deemed dividends. In connection with preparing the unaudited condensed financial statements for the three months ended March 31, 2025, management evaluated the risks described in Note 2(e) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended March 31, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and, ultimately, becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about its ability to continue as a going concern.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

4	NOTES RECEIVABLE

On February 22, 2024, the Company (utilizing a portion of the proceeds from the issuance of convertible debt) loaned funds to Business Warrior in the principal amount of $226,190, which includes an original issue discount equal to $67,857, for net proceeds to Business Warrior of $158,333. The loan is memorialized by a secured promissory note (the “Business Warrior Note”). The Business Warrior Note does not accrued interest, except in the case of an event of default, which case interest accrues at 15% per annum. The Business Warrior Note matures on the earlier to occur of December 31, 2025 and the date that Business Warrior securities are listed on a national securities exchange. The Business Warrior Note may be prepaid at any time for an amount equal to 110% of the then principal and accrued interest. The Company has the right to exchange the Business Warrior Note for securities issued by Business Warrior in any subsequent private placement by Business Warrior. The principal and accrued interest under Business Warrior Note is convertible into common stock of Business Warrior at a price equal to $0.0036 per share, subject to certain adjustments and potential resets. Business Warrior’s obligations under the Business Warrior Note are guaranteed by Business Warrior’s subsidiaries and secured by a lien on Business Warrior’s accounts receivable.

The debt discount on the Business Warrior’s note is amortized as income utilizing the effective interest rate method.

Between June 19, 2024 and November 27, 2024, the Company (utilizing a portion of the proceeds from the issuance of convertible debt and notes payable) loaned additional funds to Business Warrior in the aggregate principal amount of $180,000 (the “2024 Business Warrior Notes”). The 2024 Business Warrior Notes accrues interest at 8% per annum and matured between November 1, 2024 and April 27, 2025. The 2024 Business Warrior Notes plus any accrued interest may be prepaid at any time without penalty.

We have declared the notes with maturity dates prior to the filing of these financial statements, to be in default with Business Warrior and are currently negotiating the repayment of these notes with them.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued interest	Unamortized debt discount	March 31, 2025 Amount, net	December 31, 2024 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$(30,363)	$195,827	$186,771
	8.0%	November 1, 2024	30,000	1,874	-	31,874	31,282
	8.0%	January 1, 2025	35,000	1,795	-	36,795	36,105
	8.0%	February 1, 2025	50,000	2,258	-	52,258	51,271
	8.0%	February 1, 2025	15,000	664	-	15,664	15,368
	8.0%	April 27, 2025	50,000	1,359	-	51,359	50, 373
Total Notes receivable			$406,190	$7,950	$(30,363)	$383,777	$371,170

Discount amortized to income as deemed interest during the three months ended March 31, 2025 and 2024 was $9,056 and $3,282, respectively.

Interest earned for the three months ended March 31, 2025 and 2024 was $3,551 and $0, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

5	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EfinityPay (see note 1(b) above). As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of March 31, 2025, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

On December 31, 2024, the company impaired the equity method investment and all receivables from the joint venture by $705,142 due to uncertainty as to the ability of the Joint venture to generate revenues during the foreseeable future.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the equity method investments related to IPSIPay Express as of March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Equity method Investment
Cash contribution to IPSIPay Express	$999,500	$999,500
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,720
Equity loss from joint venture	(404,101)	(404,101)
	703,619	703,619
Receivable from IPSIPay Express	1,524	1,524
	705,143	705,143
Impairment of investment	(705,142)	(705,142)
Equity method investment	$1	$1

The loss from equity method investments for the three months ended March 31, 2025 and 2024, is as follows:

	Three months ended March 31,	Three months ended March 31,
	2025	2024
Loss from Equity method investment
Loss from joint venture	$-	$(484)

6	FEDERAL RELIEF LOANS

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

The company has accrued interest of $10,036 and $8,869 on this loan as of March 31, 2025 and December 31, 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

7	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date*	Principal	Accrued Interest	Unamortized debt discount	March 31, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.0%	Matured	$482,000	$123,338	$-	$605,338	$583,648
Mercer Street Global Opportunity Fund, LLC	18.0%	Matured	482,000	123,338	-	605,338	583,648
2024 notes	0.0 to 18.0%	February 28, 2025 to October 10, 2025	577,778	24,059	(42,867)	558,970	502,577

Total notes payable			$1,541,778	$270,735	$(42,867)	$1,769,646	$1,669,873

Interest expense totaled $53,578 and $24,368 for the three months ended March 31, 2025 and 2024, respectively.

Amortization of debt discount totaled $46,195 and $0 for the three months ended March 31, 2025 and, respectively,

Cavalry Fund I LP and Mercer Street Global Opportunity Fund, LLC

In terms of the December 30, 2022 Note Amendment Transaction, described in more detail in note 8 below, the Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month notes payable in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Warrants for all purposes.

The Exchange Notes had a maturity date of December 30, 2023 and carried an interest rate of 10% per annum. The Company had the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue a total of 1,730,058 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance.

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

2024 Notes

Between May 29, 2024 and November 27, 2024, the Company entered into nine Securities Purchase Agreements with four accredited investors, pursuant to which the Company issued nine notes payable (the “2024 Notes”) with an aggregate principal amount of $577,778 for gross proceeds of $433,333, after taking into account an aggregate original issuance discount of $144,445.

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

As of March 31, 2025, notes with a principal amount of $1,097,333 and interest thereon of $256,903 are technically in default. None of these note holders have declared a default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT

Convertible debt payable consists of the following:

Description	Interest Rate		Maturity date***	Principal	Accrued Interest	Unamortized debt discount	March 31, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.00	%*	Matured	$819,371	$41,096	$-	$860,467	$836,942
Mercer Street Global Opportunity Fund, LLC	18.00	%*	Matured	1,042,701	55,936	-	1,098,637	1,051,013
Red Road Holdings Corporation	24.98	%**	Matured	-	-	-	-	20,085
	24.51	%**	Matured	116,381	18,762	-	135,143	173,798
Quick Capital LLC	11.03	%**	Matured	-	-	-	-	64,171

2023, 2024 and 2025 convertible debt	8.00 to 12.00%		Matured to February 20, 2026	2,846,890	345,065	(61,845)	3,130,110	2,870,196
Total convertible debt				$4,825,343	$460,859	$(61,845)	$5,224,357	$5,016,205

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.
**	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are effective interest rates as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.
***

All convertible debt is technically in default due to the default on the outstanding Red Road Holdings Corporation convertible notes disclosed below. None of the convertible debt lenders have formally declared a default to the Company, other than one investor with an aggregate balance outstanding of $22,704.

Interest expense totaled $157,594 and $110,769 for the three months ended March 31, 2025 and 2024, respectively.

Amortization of debt discount totaled $71,862 and $319,899 for the three months ended March 31, 2025 and 2024, respectively.

The Cavalry, Mercer, Red Road Holdings Corporation and Quick Capital convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the Common Stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

Cavalry and Mercer December 2022 Note Amendment Transaction (continued)

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $4.50 to $0.345 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 100,000 shares of Common Stock underlying the Extension Warrants was increased to 1,304,348 shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month notes payable in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%). The Company shall have the right, but not the obligation, in lieu of a cash payment upon maturity of the Exchange Notes, to issue a total 1,730,058 shares of Common Stock, as adjusted for any stock splits, dividends or other similar corporate events, in full satisfaction of its obligations under the Exchange Notes (or any pro rata portion of such number of shares in partial satisfaction of such obligations). The Company is under no legal obligation to reserve such number of shares for future issuance;

(3)	Each of Cavalry and Mercer agreed (i) not to convert all or any portion of the Cavalry/Mercer Notes until after March 30, 2023 and (ii) waive any events of default under the Cavalry/Mercer Notes and the Cavalry/Mercer SPAs;

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

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

Between September 5, 2024 and November 11, 2024, Cavalry converted an aggregate of $79,608 of principal and $88,876 of interest into 2,005,762 shares of Common Stock at a conversion price of $0.084 per share realizing a loss on conversion of $37,490. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084.

On January 14, 2025, Cavalry converted an aggregate $13,346 of interest into 526,474 shares of common stock at a conversion price of $0.0254 per share. The Company realized a gain on conversion of $184.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.001105, the lowest conversion price of conversions executed during the three months ended March 31, 2025.

The balance of the Cavalry Note plus accrued interest at March 31, 2025 was $860,467.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

Mercer Street Global Opportunity Fund, LLC (continued)

Between May 19, 2023 and August 30, 2023, Mercer converted an aggregate of $100,000 into 289,856 shares of common stock at a conversion price of $0.345 per share, realizing a loss on conversion of $48,551.

Between August 20, 2024 and November 11, 2024, Mercer converted an aggregate of $197,348 of interest into 2,349,380 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $89,527. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084.

On January 14, 2025, Mercer converted an aggregate $13,346 of interest into 526,474 shares of common stock at a conversion price of $0.0254 per share. The Company realized a gain on conversion of $184.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.001105, the lowest conversion price of conversions executed during the three months ended March 31, 2025.

The balance of the Mercer Note plus accrued interest at March 31, 2025 was $1,098,637.

Red Road Holdings Corporation

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

On January 7, 2025 and January 8, 2025, Red Road Holdings converted an aggregate of $20,085, into 652,654 shares of Common Stock at a weighted average conversion price of $0.0308 (conversion prices ranging from $0.0325 to $0.02782), realizing a loss on conversion of $13,363, thereby extinguishing the note.

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

Between January 13, 2025 and March 21, 2025, RRH converted an aggregate of $112,120, including an aggregate penalty of $31,500 into 37,177,846 shares of common stock at a weighted average conversion price of $0.003 (conversion prices ranging from $0.02535 to $0.001105), realizing a loss on conversion of $63,868.

The balance owing on the RRH Note 5 plus accrued interest, at March 31, 2025 was $135,143.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

Quick Capital, LLC

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

Between January 7, 2025 and March 28, 2025, Quick Capital converted an aggregate of 71,900, including a penalty of $7,729 into 15,924,541 shares of common stock at a weighted average conversion price of $0.0045 (conversion prices ranging from $0.0325 to $0.001105), realizing a loss on conversion of $29,641, thereby extinguishing the note.

2023, 2024 and 2025 Convertible Notes

Between February 13, 2023 and November 27, 2023, the Company entered into Securities Purchase Agreements with 30 accredited investors to purchase convertible notes (the “2023 Convertible Notes”), receiving an aggregate of $2,026,666 in gross proceeds from the 2023 convertible notes.

Between February 6, 2024 and October 23, 2024, the Company entered into Securities Purchase Agreements with 9 accredited investors to purchase convertible notes (the “2024 Convertible Notes”), receiving an aggregate of $575,002 in gross proceeds from the 2024 Convertible Notes.

Between January 7, 2025 and February 20, 2025, the Company entered into Securities Purchase Agreements with 1 accredited investor to purchase convertible notes (the “2025 Convertible Notes”), receiving an aggregate of $223,000 in gross proceeds from the 2025 Convertible Notes.

In terms of the above private placements through the issuance of :

●	the 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2023 Convertible Notes (the “2023 Warrants”), five year warrants to purchase an aggregate of 579,711 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2024 Convertible Notes (the “2024 Warrants”), and five year warrants to purchase an aggregate of 2,654,761 shares of common stock at an exercise price of $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2025 Convertible Notes (the “2025 Warrants”).

The 2023 Convertible Notes, the 2024 Convertible Notes, and the 2025 Convertible Notes bear interest at rates ranging from 8.0% to 12.0% per annum, and are convertible into shares of common stock at a conversion price of $0.001105 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible Notes may be prepaid at any time without penalty.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

2023, 2024 and 2025 Convertible Notes (continued)

The Company is under no obligation to register the shares of Common Stock underlying the 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes or the 2023 Warrants, the 2024 Warrants and the 2025 Warrants, for public resale.

The 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes and the 2023 Warrants, the 2024 Warrants and the 2025 Warrants, contain conversion limitations providing that a holder thereof may not convert or exercise such securities to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

On March 14, 2024, the Company extended the maturity date of 11 convertible notes maturing between February 13, 2024 and February 23, 2024 by an additional six months and as consideration for the extension, the note holders were issued additional warrants exercisable for 387,673 shares of Common Stock at an exercise price of $0.345 per share. The modification was assessed in terms of ASC 470 and determined to be a debt extinguishment, resulting in the warrant value of $66,047 being expensed as a loss on convertible debt.

The Company attempted to extend the maturity date of the convertible debt to December 31, 2025, however this was not formally agreed to and was not approved by the Board of Directors, the Company is still pursuing a global settlement with all convertible note holders and note holders, no agreement has been reached as of the date of this report.

The 2023 Convertible Notes have an aggregate amount outstanding of $2,324,350 have all matured, and are technically in default, none of the 2023 Convertible Note investors have declared a default.

The 2024 Convertible Notes have an aggregate amount outstanding of $622,748, net of unamortized debt discount of $18,702, of which convertible notes with an aggregate amount outstanding of $336,906 matured and are technically in default.

One noteholder with an aggregate amount outstanding of $22,704 declaring a default, none of the other investors have declared a default, this investor has not demanded payment as yet. The Company has advanced notes receivable to Business Warrior in an aggregate principal amount of $406,190 and accrued interest thereon of $7,950. These investments were made out of proceeds received on notes payable of $311,111 and convertible debt of $138,856 in the prior year from two investors who are in control of Business Warrior. We intend to negotiate a global settlement whereby we will either collect the funds from Business Warrior or these two investors and utilize the proceeds to settle our notes payable and convertible debt with these two investors, we do not expect to incur a loss or gain on a negotiated settlement with these two investors.

The 2025 Convertible Notes have an aggregate amount outstanding of $183,011, net of unamortized debt discount of $43,144.

9	DERIVATIVE LIABILITY

The convertible debt and warrants issued by the Company to Cavalry, Mercer, RRH and Quick Capital, as described in Note 8 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible debt and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible debt using a Black-Scholes valuation model.

Between January 7, 2025 and March 28, 2025, the Company received conversion notices from Cavalry, Mercer, RRH and Quick Capital, pursuant to which $230,798 of principal, penalty and interest was converted into an aggregate of 54,807,989 shares of common stock at a weighted average conversion price of $0.004211 (conversion prices ranging from $0.0325 to $0.001105). as a result of these conversions, all of the outstanding convertible debt and warrants of the Company that contain price based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.001105 per share and certain warrants of the Company that contain “full-rachet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.001105 per share (the “Triggering Event”).

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

9	DERIVATIVE LIABILITY (continued)

Convertible debt with an aggregate principal and interest balance outstanding on March 20, 2025 of $1,948,864 have such price-based anti-dilution protection. Based on the lowest conversion price in the period January 7, 2025 to March 28, 2025, as described above, the conversion price of these notes will reset to $0.001105. In addition, certain warrants exercisable for 12,918,370 shares of common stock at an exercise price of $0.084 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 969,111,567 to a total number of shares of Common Stock exercisable for such warrants of 982,029,937. In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which will reduce the exercise price of these warrants to $0.001105 per share from $0.084 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $37,957.

The value of the derivative liability related to the anti-dilution price protected convertible debt and warrants was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability of $2,341,480 on the convertible debt and $1,618,545 on the warrants.

The net mark-to-market movement of the derivative liability for the three months ended March 31, 2025 was a net mark-to-market credit of $928,978, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2025	Year ended December 31, 2024

Conversion price	$0.0022	$0.0364 to 0.345
Risk free interest rate	3.89 to 4.33%	3.58 to 5.50%
Expected life of derivative liability	3 to 29 months	1 to 41 months
Expected volatility of underlying stock	189.8 to 219.4%	24.3 to 262.09%
Expected dividend rate	0.0%	0.0%

The movement in derivative liability is as follows:

	Three months ended March 31, 2025	Year ended December 31, 2024

Opening balance	$1,138,204	$1,434,196
Derivative financial liability arising from convertible debt and warrants	-	226,329
Derivative liability arising on anti-dilutive convertible debt and warrants	3,960,025	6,370,074
Fair value adjustment to derivative liability	(928,979)	(6,892,395)
Closing balance	$4,169,250	$1,138,204

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 73,889,435 and 19,081,446 shares of Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

Between January 7, 2025 and March 28, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 54,807,989 shares of common stock for the conversion of $230,798 of convertible debt at a weighted average conversion price of $0.004211 (conversion prices ranging from ($0.0325 to $0.001105) realizing an aggregate loss on conversion of $106,504.

b.	Restricted stock awards

The restricted stock granted, issued and exercisable at March 31, 2025 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

The Company has recorded an expense of $0 for the three ended March 31, 2025 and 2024.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of March 31, 2025 and December 31, 2024.

d.	Warrants

On March 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor. In terms of the Securities Purchase Agreement, the Company issued a five-year warrant to purchase an aggregate of 357,764 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

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

Between May 3, 2024 and May 28, 2024, the Company entered into a Securities Purchase Agreements with four accredited investors. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 468,738 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

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

On August 6, 2024, the Company received a conversion notice from the holder of RRH Note 2. As a result of the conversion of the RRH Note 2, all warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share. Certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370 and a reduction in the exercise price to $0.084 per share from $0.345 per share, In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511. This resulted in a fair value adjustment charge of $2,478,211 of which $2,051,405 was recorded as a charge to the statement of comprehensive loss as it related to warrants subject to derivative liability treatment and $426,807 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of a warrant issued during the current year, which is not subject to derivative liability treatment.

On January 7, 2025 and February 20, 2025, the Company entered into a Securities Purchase Agreements with one accredited investor. In terms of the Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate of 2,654,761 shares of the Common Stock at an exercise price of $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Between January 7, 2025 and March 28, 2025, the Company received conversion notices from 5 note holders. As a result of these conversion notices, all warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.001105 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.001105 per share. Certain warrants exercisable for 12,918,370 shares of common stock at an exercise price of $0.084 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 969,111,567 to a total number of shares of Common Stock exercisable for such warrants to 982,029,937 and a reduction in the exercise price to $0.001105 per share from $0.084 per share, In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to $0.001105 per share from $0.084 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $37,990. This resulted in a fair value adjustment charge of $1,968,909 of which $1,618,545 was recorded as a charge to the statement of comprehensive loss as it related to warrants subject to derivative liability treatment and $350,364 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of a warrant issued during the current year, which is not subject to derivative liability treatment.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The 2023, 2024 and 2025 Warrants contain exercise limitations providing that a holder thereof may not exercise the Warrants to the extent that, if after giving effect to such exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

The fair value of the warrants granted, repriced and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Three months ended March 31, 2025
Exercise price	$0.001105 to 0.084
Risk free interest rate	3.94 to 4.46%
Expected life	5 months to 5 years
Expected volatility of underlying stock	183.1 to 207.0%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2024 to March 31, 2025 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	10,442,093	$0.345 – 5.625	$0.626500
Granted	1,796,493	0.084 to 0.345	0.267000
Increase in warrants issued due to anti-dilution price protection	9,773,028	0.0840	0.084000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding December 31, 2024	22,011,614	$0.084 – 5.625	$0.319900
Granted	2,654,761	0.084	0.084000
Increase in warrants issued due to anti-dilution price protection	969,111,567	0.001105	0.001105
Forfeited	-	-	-
Exercised	-	-	-
Outstanding March 31, 2025	993,777,942	$0.001105 – 5.625	$0.007300

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at March 31, 2025 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.001105	982,487,834	2.69		982,487,834		2.69
0.084000	2,654,761	4.83		2,654,761		4.83
$0.345000	7,248,896	3.44		7,248,896		3.44
$0.450000	266,668	3.23		266,668		3.23
$1.035000	500,000	0.27		500,000		0.27
$1.500000	33,334	3.37		33,334		3.37
$4.500000	505,560	0.96		505,560		0.96
$5.625000	80,889	0.96		80,889		0.96
	993,777,942	2.70	$0.007300	993,777,942	$0.007300	2.70

The warrants outstanding have an intrinsic value of $1,075,824 and $0 as of March 31, 2025 and December 31, 2024, respectively.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

During 2024, options exercisable for 6,667 shares of Common Stock expired due to the resignation of a director whose options were not exercised in accordance with the terms allowed under the plan and were therefore canceled.

On January 7, 2025, in terms of an employment agreement entered into with Mr. Corbett, the Company awarded him ten year options exercisable for 600,000 shares of common stock at an exercise price of $0.09 per share.

The fair value of the options granted were determined by using a Black Scholes valuation model using the following assumptions:

Three months ended March 31, 2025
Exercise price	$0.09
Risk free interest rate	4.67%
Expected life	Ten years
Expected volatility of underlying stock	200.7%
Expected dividend rate	0%

A summary of option activity during the period January 1, 2024 to March 31, 2025 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	1,520,002	$1.20 to 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	1.20	1.20
Exercised	-	-	-
Outstanding December 31, 2024	1,513,335	$1.20 to 12.00	$4.47
Granted	600,000	0.09	0.09
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2025	2,113,335	$0.09 to 12.00	$3.227

The options outstanding and exercisable at March 31, 2025 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.09	600,000	9.78		325,000		9.78
$1.20	13,334	7.46		13,334		7.46
$4.50	1,500,001	6.69		1,500,001		6.69
	2,113,335	7.57	$3.227	1,838,335	$3.696	7.24

The options outstanding have an intrinsic value of $0 as of March 31, 2025 and December 31, 2024.

The option expense was $17,815 and $94,464 for the three months ended March 31, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

11	LOSS ON CONVERTIBLE DEBT

The loss on convertible debt consists of the following:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Penalty on convertible debt	$39,229	$-
Expense on extension of maturity date of convertible debt	-	66,047
Loss on conversion of convertible debt	106,504	-
Loss on anti-dilution price protection adjustment	2,341,480	-
	$2,487,213	$66,047

Penalty on convertible debt

Between January 7, 2025 and March 28, 2025, $39,229 of additional conversion penalties on convertible debt conversions were charged to the Company.

Expense on extension of maturity date of convertible debt

On March 14, 2024, the Company extended the maturity date of 11 convertible notes which matured between February 13, 2024 and February 23, 2024 by six months and issued the note holders additional warrants exercisable for 387,673 shares of Common Stock, the modification of the terms and the issue of the new warrants was assessed as a debt extinguishment.

The debt extinguishments resulted in a charge of $66,047 for the three months ended March 31, 2024.

Loss on conversion of convertible debt

Between January 7, 2025 and March 28, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 54,807,989 shares of common stock for the conversion of $230,798 of convertible debt at a weighted average conversion price of $0.004211 (conversion prices ranging from $0.0325 to $0.001105), realizing an aggregate loss on conversion of $106,504.

Loss on anti-dilution price protection adjustment

As a result of the conversion of the convertible debt, referred to in the paragraph above, all other outstanding convertible debt of the Company that contain price-based anti-dilution protection had the conversion prices of such notes adjusted to $0.001105 per share (the “Triggering Event”).

The value of the derivative liability related to the anti-dilution price protected convertible debt was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible debt of $2,341,480.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2025 and 2024 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31, 2025 (Shares)	Three months ended March 31, 2024 (Shares)
Convertible debt	1,978,891,288	15,232,285
Stock options	2,113,335	1,520,002
Warrants to purchase shares of Common Stock	993,777,942	11,187,530
	2,974,782,565	27,939,817

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

William Corbett

In terms of an employment agreement entered into on January 7, 2025, with Mr. Corbett, which is for a term expiring on December 31, 2025 at a base salary of $20,000 per month, Mr. Corbett was awarded ten year options exercisable for 600,000 shares of common stock at an exercise price of $0.09 per share. With the resignation of Mr. Rosenblum, disclosed below, Mr. Corbett assumed the role of Chief Executive Officer, Chief Financial Officer and President of the Company.

The option expense for options still vesting for Mr. Corbett was $17,815 and $66,587 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the company owed Mr. Corbett $5,106 and $0, respectively. Mr. Corbett paid certain operating expenses on behalf of the Company.

Richard Rosenblum

An option expense for options still vesting for Mr. Rosenblum was $0 and $27,877 for the three months ended March 31, 2025 and 2024, respectively.

Mr. Rosenblum resigned all his positions with the Company with effect from January 7, 2025.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

14	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible debt, disclosed under Notes 7 and 8 above, which had and have already matured and are technically in default or mature by February 20, 2026.  Should the convertible debt not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on this convertible debt.

15	SUBSEQUENT EVENTS

Conversion of convertible debt

Between April 7, 2025 and May 14, 2025, The Company received conversion notices from convertible note holders converting an aggregate of $97,064 into 99,338,142 shares of common stock at conversion prices ranging from $0.000585 to $0.001170 per share, resulting in a loss on conversion of $62,537.

As a result of the conversion notices received, warrants exercisable for 457,897 shares of common stock that contain price-based anti-dilution protection had the exercise price of such warrants adjusted from $0.001105 per share to $0.000585 per share and certain warrants exercisable for 982,029,937 shares of common stock that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the exercise prices of such warrants adjusted to $0.000585 per share. In addition, certain convertible notes with an aggregate balance outstanding of $2,049,064 on March 31, 2025, will have their conversion prices adjusted to the lowest conversion price during subsequent periods, as of the date of this report, the lowest conversion price is $0.000585. Further conversions at conversion prices lower than $0.000585 subsequent to May 14, 2025, will impact the exercise price and the number of warrants outstanding and the conversion price of convertible notes for subsequent reporting periods.

Convertible debt funding

On April 29, 2025, the Company entered into Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrants to one accredited investment entity for total gross proceeds of $150,000, less expenses of $6,000 for net proceeds of $144,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 30,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Other than the above, the Company has evaluated subsequent events through the date the financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “we,” “us,” “our” and the “Company” refer to Innovative Payment Solutions, Inc., a Delaware corporation unless the context requires otherwise.

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

Critical Accounting Estimates

Preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the condensed Financial Statements included in Part I, Item I of this Form 10-Q for further information.

The critical accounting policies that involved significant estimation included the following:

Derivative liabilities

We have certain short-term convertible debt and certain warrants which have fundamental transaction clauses which might result in cash settlement. The conversion feature of these convertible notes and warrants are recorded as derivative liabilities which are valued at each reporting date.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net revenue

We had no revenues for the three months ended March 31, 2025 and 2024. We pivoted to focus our attention on the IPSIPay Express joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

Cost of goods sold

We had no cost of goods sold for the three months ended March 31, 2025 and 2024.

General and administrative expenses

General and administrative expenses were $254,308 and $626,797 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $372,489 or 59.4%. The decrease is primarily due to the following:

(i)	Legal fees were $3,805 and $152,594 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $148,789 or 97.5%. The decrease is primarily due to the settlement of the unfair dismissal matters which were claimed in the prior year by several individuals.

(ii)	Salaries and wages were $111,548 and $269,003 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $157,455 or 58.5%. the decrease is primarily due to the resignation of our CFO during the quarter, resulting in a saving of $45,000 and the reduction of our CEO’s salary by $30,000 during the current period and a reduction in stock based compensation of $76,649, the options granted in 2021, were fully amortized in 2024, the current charge represents new options granted during the current period and a reduction in overall payroll taxes due to the reduction in salaries.

(iii)	Marketing expenses were $0 and $75,707 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $75,707 or 100.0%. The decrease is primarily due to the full amortization of warrants in the prior year. These warrants were issued to Mario Lopez to endorse the IPSIPay wallets in 2021.

(iv)	Audit fees were $95,500 and $80,000 for the three months ended March 31, 2025 and 2024, an increase of $15,500 or 19.4%, primarily due to the timing of invoices received from our auditors.

(v)	The balance of the general and administrative expenses was $43,455 and $49,493 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $6,038 or 12.2%. The decrease is made up of several individually insignificant items.

Depreciation and amortization

Depreciation was $542 and $542 for the three months ended March 31, 2025 and 2024. The depreciation is on small office related equipment.

Loss on convertible debt

Loss on convertible debt was $2,487,213 and $66,047 for the three months ended March 31, 2025 and 2024, respectively, an increase of $2,421,166 or 3,665.8%. The loss on convertible debt during the current year related to; (i) a loss of $2,341,480 realized on an anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a penalty on conversion of 39,229 on conversion of convertible debt which are in default; and (iii) a loss of $106,504 realized on conversion of certain convertible debt at prices lower than the current market price during the current period. In the prior period, the loss on convertible debt related to the extension warrants issued to certain noteholders to extend the maturity date of their notes by 6 months, the value of the warrants was determined to be a debt extinguishment and were therefore expensed.

Fair value on price protected warrants

Fair value on price protected warrants was $1,618,545 and $0 for the three months ended March 31, 2025 and 2024, respectively. During the current period, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.084 to $0.001105. This resulted in a Black -Scholes derived valuation difference related to those certain warrants.

Interest income

Interest income was $12,607 and $3,282 for the three months ended March 31, 2025 and 2024, respectively, an increase of $9,325 or 284.1%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them, we increased our investment in Business Warrior over the second half of the prior year.

Interest expense, net

Interest expense was $212,743 and $136,919 for the three months ended March 31, 2025 and 2024, respectively, an increase of $75,824 or 55.4%. The increase is primarily related to the contractual increase in the interest rates on several matured notes which are currently in forbearance.

Amortization of debt discount

Amortization of debt discount was $118,056 and $319,899 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $201,843 or 63.1%. The decrease is primarily due to the full amortization of debt discount on convertible debt in the prior year, these notes were carried over from the prior year. The current period funding and debt discount, and consequent amortization thereof, on this funding is significantly lower than the prior period.

Derivative liability movements

Derivative liability movements were $928,979 and $815,941 for the three months ended March 31, 2025 and 2024, respectively, a net movement of $113,038 or 13.9%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt and the reset of the exercise price and full ratchet reset of certain warrants during the current period, and the subsequent mark-to-market of these derivatives due to a declining stock price on the exercise of certain convertible debt during the current period.

Net loss from equity method investment

Net loss from equity method investment was $0 and $484 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $484 or 100.0%. No further expense is being incurred on the Joint Venture, in the prior period expenses were minimal and administrative in nature.

Deemed dividend

Deemed dividend was $350,364 and $0 for the three months ended March 31, 2025 and 2024, respectively, an increase of $350,364 or 100.0%. the deemed dividend in the current period related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to a convertible note holder during the current year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss

Net loss was $3,749,821 and $331,465 for the three months ended March 31, 2025 and 2024, respectively, an increase of $3,418,356 or 1,031.3%. The increase is primarily due to the increase in the loss on convertible debt and the increase in the fair value adjustment on price protected warrants, offset by the decrease in general and administrative expenses, as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $66.9 million through March 31, 2025 and incurred negative cash flow from operations of $0.2 million for the three months ended March 31, 2025. Our primary focus is on our IPSIPay Express LLC three-way joint venture to develop and market a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. To date, this joint venture has not generated revenue, but we believe much of the background work necessary for IPSIPay Express to commence revenue generating operations from payment processing has been completed, we are also actively seeking alternative payment processing opportunities. No assurances can be given, however, that such revenue generation will commence or be meaningful to us as an approximately 22% joint venture partner in IPSIPay Express.

At March 31, 2025, we had cash of $57 and working capital deficit of $13.8 million, including a derivative liability of $4.2 million. After eliminating the derivative liability our working capital deficit is $9.6 million.

We used cash of $0.2 million and $0.2 million in operations for the three months ended March 31, 2025 and 2024, respectively. We have reduced our expenditure substantially while we actively seek other revenue generating opportunities

We had no investing activities during the current period. In the prior period we had invested $0.2 million in Business Warrior while we were still pursuing merger discussions with them.

We generated cash of $0.2 million from convertible debt during the current period. In the prior period we generated $0.4 million and repaid $0.1 million of convertible debt.

At March 31, 2025, we had outstanding convertible debt, including interest thereon of $5.2 million, net of unamortized debt discount of $0.1 million and outstanding notes payable, including interest thereon of $1.8 million, net of unamortized debt discount of $0.05 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates ranging from 8% to 24.51% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.001105 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 65% of lowest trading prices over a 10 to 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) who also fulfils the role of our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures as of March 31, 2025 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025.

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

Within 5 days of March 4, 2025, the Company will pay $100,000 (the “First Payment”) and within 60 days the Company will pay a further $100,000 including interest thereon at 10% per annum from March 5, 2025, and within 240 days, a final payment of $300,000, including interest thereon at 10% per annum from March 5, 2025. The initial payment of $100,000 was made on March 24, 2025. The Company has not made the second instalment as of the date of this report and has not issued the convertible notes, securing the obligations, as discussed below, as of the date of this report.

Any breach of the terms of the settlement agreement will result in a payment to the Plaintiffs of liquidated damages of $25,000 for each event of default. We are negotiating with the plaintiffs on the payment of the second instalment, and may be obligated to pay the additional $25,000 default penalty, if we are unable to agree to waive it.

In order to secure the obligations to the Plaintiff Group, the Company is to execute two convertible notes, the first note for $100,000 (“Note 1”) and the second note for $300,000 (“Note 2”). Each note bears interest at the rate of 10% per annum, Note 1 has a maturity date of 60 days and Note 2, 240 days from March 5, 2025. The Notes will be convertible upon an event of default, which includes any failure to pay any of the installments. The Notes plus any accrued interest thereon, are convertible into common stock of the Company at a conversion price of $0.02 per share or the lowest conversion price of the senior secured note holders, as determined and established as the conversion price for all their notes outstanding as of March 5, 2025, if there are any limits on trading or the trading price falls below $0.01 per share, the conversion price will be discounted by a further 15%. The notes provide for certain events such as mergers and consolidations, distributions to shareholders, and stock splits and dividends.

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

We have a $22,000 deposit on account for the arbitration of the Minkovich matter, the arbitrator has indicated that he will proceed as the deposit is expected to be sufficient to cover all expenses of the arbitration. The arbitration summary call is scheduled for May 16, 2025 with all parties involved. We expect a favorable outcome from the arbitration process.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between January 7, 2025 and March 28, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 54,807,989 shares of common stock for the conversion of $230,798 of convertible debt at a weighted average conversion price of $0.004211 (conversion prices ranging from ($0.0325 to $0.001105) realizing an aggregate loss on conversion of $106,504.

Between April 7, 2025 and May 8, 2025, The Company received conversion notices from convertible note holders converting an aggregate of $79,652 into 80,052,341 shares of common stock at conversion prices ranging from $0.000585 to $0.001170 per share, resulting in a loss on conversion of $52,187.

On April 29, 2025, the Company entered into Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrants to one accredited investment entity for total gross proceeds of $150,000, less expenses of $6,000 for net proceeds of $144,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 30,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults upon Senior Securities.

All of the convertible debt and notes payable of the Company are technically in default, although no default has been declared, except for one investor with a balance due of $22,704. Where the notes in default provide for default penalties or interest, these have been accrued.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2021)
3.3	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation of the Company, dated August 24, 2023, to effect a 1-for-30 reverse stock split (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2023)
31.1*	Certification of William Corbett, Chief Executive Officer, President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer, President and Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: May 15, 2025	By:	/s/ William Corbett
William Corbett
Principal Officer, Chief Executive Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)