Form 10-Q
period 2025-06-30
Innovative Payment Solutions, Inc.
filed 2025-08-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 370,211,931 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch and generate revenue from our IPSIPay Express joint venture or other digital payment solutions we may seek to develop or commercialize in the future;

●	acceptance by the marketplace of our products and services;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash	$20,214	$526
Other current assets	14,889	7,894
Notes receivable – current portion	396,970	371,170
Total Current Assets	432,073	379,590

Non-current assets
Plant and equipment	3,773	4,858
Equity method investment	1	1
Total Non-Current Assets	3,774	4,859
Total Assets	$435,847	$384,449

Liabilities and Equity (Deficit)

Current Liabilities
Bank overdraft	$811	$-
Accounts payable	2,561,279	2,986,039
Related party payables	5,106	-
Federal relief loans – current portion	9,810	8,869
Notes payable, net of unamortized discount of $12,512 and $89,062, respectively	1,858,883	1,669,873
Convertible debt, net of unamortized discount of $90,198 and $80,971, respectively	5,570,192	5,016,205
Convertible debt – related party	243,840	-
Derivative liability	23,679,183	1,138,204
Total Current Liabilities	33,929,104	10,819,190

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	34,079,104	10,969,190

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized. 319,950,097 and 19,081,446 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	31,995	1,908
Additional paid-in-capital	55,215,007	52,202,117
Accumulated deficit	(88,890,259)	(62,788,766)
Total Stockholders’ (deficit)	(33,643,257)	(10,584,741)
Total Liabilities and Stockholders’ (Deficit)	$435,847	$384,449

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	170,638	407,132	424,944	1,033,929
Depreciation and amortization	542	542	1,084	1,084
Total Expense	171,180	407,674	426,028	1,035,013

Loss from Operations	(171,180)	(407,674)	(426,028)	(1,035,013)

Loss on settlement and repricing of convertible notes	(15,199,321)	(36,305)	(17,686,534)	(102,352)
Fair value adjustment to price protected warrants	(6,631,924)	-	(8,250,469)	-
Loss on disposal of assets	-	(2,600)	-	(2,600)
Interest expense	(227,806)	(146,176)	(440,549)	(283,095)
Interest income	13,193	7,997	25,799	11,279
Amortization of debt discount	(60,434)	(320,346)	(178,491)	(640,245)
Derivative liability movements	1,706,229	107,547	2,635,208	923,488
Loss before Income Taxes	(20,571,243)	(797,557)	(24,321,064)	(1,128,538)

Income Taxes	-	-	-	-
Net Loss after income taxes	(20,571,243)	(797,557)	(24,321,064)	(1,128,538)

Net loss from equity method investments	-	(88)	-	(572)
Net loss	(20,571,243)	(797,645)	(24,321,064)	(1,129,110)
Deemed dividend	(1,430,065)	-	(1,780,429)	-
Net loss attributable to common stockholders	(22,001,308)	(797,645)	(26,101,493)	(1,129,110)

Basic and diluted loss per share	$(0.11)	$(0.06)	$(0.23)	$(0.08)
Weighted Average Number of Shares Outstanding – Basic and diluted	195,354,467	13,819,889	115,531,476	13,819,889

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$(10,584,741)
Conversion of convertible debt	-	-	54,807,989	5,481	331,821	-	337,302
Fair value of securities anti-dilution deemed dividend	-	-	-	-	350,364	(350,364)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,735	-	52,735
Stock based compensation	-	-	-	-	17,815	-	17,815
Net loss	-	-	-	-	-	(3,749,821)	(3,749,821)
Balance at March 31, 2025	-	$-	73,889,435	$7,389	$52,954,852	$(66,888,951)	$(13,926,710)
Conversion of convertible debt	-	-	246,060,622	24,606	776,287	-	800,893
Fair value of securities anti-dilution deemed dividend	-	-	-	-	1,430,065	(1,430,065)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,432	-	52,432
Stock based compensation	-	-	-	-	1,371	-	1,371
Net loss	-	-	-	-	-	(20,571,243)	(20,571,243)
Balance at June 30, 2025	-	$-	319,950,057	$31,995	$55,215,007	$(88,890,259)	$(33,643,257)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$(7,578,011)
Fair value of warrants issued to convertible debt holders	-	-	-	-	44,813	-	44,813
Fair value of warrants issued on debt extinguishment	-	-	-	-	66,047	-	66,047
Fair value of warrants issued for services	-	-	-	-	36,207	-	36,207
Stock based compensation	-	-	-	-	94,464	-	94,464
Net loss	-	-	-	-	-	(331,465)	(331,465)
Balance at March 31, 2024	-	$-	13,819,889	$1,382	$50,897,756	$(58,567,083)	$(7,667,945)
Fair value of warrants issued to convertible debt holders	-	-	-	-	42,863	-	42,863
Fair value of warrants issued on debt extinguishment	-	-	-	-	36,305	-	36,305
Fair value of warrants issued for services	-	-	-	-	36,207	-	36,207
Stock based compensation	-	-	-	-	94,464	-	94,464
Net loss	-	-	-	-	-	(797,645)	(797,645)
Balance at June 30, 2024	-	$-	13,819,889	$1,382	$51,107,595	$(59,364,728)	$(8,255,751)

See accompanying notes to unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,321,064)	$(1,129,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(2,635,208)	(923,488)
Depreciation	1,084	1,084
Amortization of debt discount	178,491	640,245
Loss on settlement and repricing of convertible notes	17,686,534	102,352
Fair value of price protected warrants	8,250,469	-
Deemed interest income	(18,658)	(11,207)
Unrealized loss on equity method investments	-	572
Warrants issued for services	-	72,414
Stock based compensation	19,186	188,928
Changes in Assets and Liabilities
Receivable from equity method investments	-	(900)
Other current assets	(6,995)	21,267
Accounts payable and accrued expenses	12,417	426,727
Related party payables	5,106	-
Interest receivable	(7,141)	(72)
Interest accruals	437,656	247,793
CASH USED IN OPERATING ACTIVITIES	(398,123)	(363,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(188,333)
Investment in equity method investment	-	(500)
CASH USED IN INVESTING ACTIVITIES	-	(188,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	811	-
Proceeds from notes payable	-	100,000
Proceeds from convertible notes	417,000	718,835
Repayment of convertible notes	-	(238,013)
NET CASH PROVIDED BY FINANCING ACTIVITIES	417,811	580,822

NET INCRERASE (DECREASE) IN CASH	19,688	28,594
Cash and cash included in assets held for sale at the beginning of the period	526	50,433
CASH AT END OF PERIOD	$20,214	$79,027
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,895	$35,302
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$105,167	$87,676
Conversion of convertible debt to equity	$439,108	$-

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2025 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended June 30, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed financial statements upon adoption.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2025 and December 31, 2024, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2025 and December 31, 2024, the balance did not exceed federally insured limits.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended June 30, 2025 and 2024.

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

The Company had no revenues for the three and six months ended June 30, 2025 and 2024.

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

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $0 and $73,167 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $148,874 for the six months ended June 30, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

q)	Income Taxes

The Company is based in the U.S. and currently enacted U.S. tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2025 and December 31, 2024, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the six months ended June 30, 2025, the Company had a net loss of $26.1 million, after deemed dividends of $1.8 million. In connection with preparing the unaudited condensed financial statements for the six months ended June 30, 2025, management evaluated the risks described in Note 2(e) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended June 30, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and, ultimately, becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We have declared the notes with maturity dates prior to the filing of these financial statements, to be in default with Business Warrior and negotiations regarding the repayment of these notes is ongoing.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued interest	Unamortized debt discount	June 30, 2025 Amount, net	December 31, 2024 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$(20,760)	$205,430	$186,771
	8.0%	November 1, 2024	30,000	2,473	-	32,473	31,282
	8.0%	January 1, 2025	35,000	2,493	-	37,493	36,105
	8.0%	February 1, 2025	50,000	3,255	-	53,255	51,271
	8.0%	February 1, 2025	15,000	963	-	15,963	15,368
	8.0%	April 27, 2025	50,000	2,356	-	52,356	50,373
Total Notes receivable			$406,190	$11,540	$(20,760)	$396,970	$371,170

Discount amortized to income as deemed interest during the three months ended June 30, 2025 and 2024 was $9,603 and $7,925, respectively, and $18,658 and $11,207 for the six months ended June 30, 2025 and 2024, respectively.

Interest earned for the three months ended June 30, 2025 and 2024 was $3,590 and $72, respectively and $7,141 and $72 for the six months ended June 30, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

5	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EfinityPay (see note 1(b) above). As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of June 30, 2025, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

On December 31, 2024, the company impaired the equity method investment and all receivables from the joint venture by $705,142 due to uncertainty as to the ability of the Joint venture to generate revenues during the foreseeable future.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the equity method investments related to IPSIPay Express as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Equity method Investment
Cash contribution to IPSIPay Express	$999,500	$999,500
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,720
Equity loss from joint venture	(404,101)	(404,101)
	703,619	703,619
Receivable from IPSIPay Express	1,524	1,524
	705,143	705,143
Impairment of investment	(705,142)	(705,142)
Equity method investment	$1	$1

The loss from equity method investments for the three and six months ended June 30, 2025 and 2024, is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Loss from joint venture	$-	$(88)	$-	$(572)

6	FEDERAL RELIEF LOANS

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

The company has accrued interest of $9,810 and $8,869 on this loan as of June 30, 2025 and December 31, 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

7	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	June 30, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.0%	Matured	$482,000	$145,270	$-	$627,270	$583,648
Mercer Street Global Opportunity Fund, LLC	18.0%	Matured	482,000	145,269	-	627,269	583,648
2024 notes	0.0 to 18.0%	February 28, 2025 to October 10, 2025	577,778	39,078	(12,512)	604,344	502,577

Total notes payable			$1,541,778	$329,617	$(12,512)	$1,858,883	$1,669,873

Interest expense totaled $58,882 and $25,123 for the three months ended June 30, 2025 and 2024, respectively, and $112,460 and $49,491 for the six months ended June 30, 2025 and 2024, respectively.

Amortization of debt discount totaled $30,355 and $2,660 for the three months ended June 30, 2025 and 2024, respectively and $76,550 and $2,660 for the six months ended June 30, 2025 and 2024, respectively,

Cavalry Fund I LP and Mercer Street Global Opportunity Fund, LLC

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

As of June 30, 2025, notes with a principal amount of $1,275,111 and interest thereon of $321,451 are technically in default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT

Convertible debt payable consists of the following:

Description	Interest Rate		Maturity date***	Principal	Accrued Interest	Unamortized debt discount	June 30, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.00	%*	Matured	$819,371	$56,512	$-	$875,883	$836,942
Mercer Street Global Opportunity Fund, LLC	18.00	%*	Matured	1,042,701	78,878	-	1,121,579	1,051,013
Red Road Holdings Corporation	24.98	%**	Matured	-	-	-	-	20,085
	24.51	%**	Matured	-	-	-	-	173,798
Quick Capital LLC	11.03	%**	Matured	-	-	-	-	64,171

2023, 2024 and 2025 convertible debt	8.00 to 12.00%		Matured to April 29, 2026	3,254,752	408,176	(90,198)	3,572,730	2,870,196
Total convertible debt				$5,116,824	$543,566	$(90,198)	$5,570,192	$5,016,205

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.

**	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are effective interest rates as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.

***	All convertible debt is technically in default due to the default on a certain convertible note. None of the convertible debt lenders have formally declared a default to the Company, other than one investor with an aggregate balance outstanding of $18,812.

Interest expense totaled $149,997 and $119,079 for the three months ended June 30, 2025 and 2024, respectively and $307,591 and $229,848 for the six months ended June 30, 2025 and 2024, respectively.

Amortization of debt discount totaled $30,079 and $317,686 for the three months ended June 30, 2025 and 2024, respectively, and $101,941 and $637,585 for the six months ended June 30, 2025 and 2024, respectively.

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

Between January 14, 2025 and June 27, 2025, Cavalry converted an aggregate $35,213 of interest into 33,032,240 shares of common stock at an average conversion price of $0.00107 per share. The Company realized a loss on conversion of $69,628.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the six months ended June 30, 2025.

The balance of the Cavalry Note plus accrued interest at June 30, 2025 was $875,883.

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

Between January 14, 2025 and June 27, 2025, Mercer converted an aggregate $37,847 of interest into 36,802,853 shares of common stock at an average conversion price of $0.00103 per share. The Company realized a loss on conversion of $92,255.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the six months ended June 30, 2025.

The balance of the Mercer Note plus accrued interest at June 30, 2025 was $1,121,579.

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

Between January 13, 2025 and May 8, 2025, RRH converted an aggregate of $191,772, including an aggregate penalty of $54,000 into 117,230,187 shares of common stock at a weighted average conversion price of $0.00164, realizing a loss on conversion of $116,055.

On May 8, 2025, RRH entered into an assignment agreement, whereby the remaining balance of the convertible note of $77,991 was assigned to a third party, who in turn assigned a portion of the convertible note to eight parties (the “assignees”). Between May 22, 2025 and May 23, 2025, the assignees and the third party converted the remaining RRH 5 note of $77,991 into 88,626,136 shares of common stock at a conversion price of $0.00088 per share, resulting in a loss on conversion of 323,964, and thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

Quick Capital, LLC

●

On May 28, 2024, the Company closed a transaction with Quick Capital pursuant to which the Company received net proceeds of $46,500, after an original issue discount and fees of $10,644 in exchange for the issuance of a $57,144 Convertible Note (“Quick Cap Note 2”), bearing interest at an effective interest rate of 11.03% per annum, which interest is earned on issuance of the note, and maturing on November 28, 2024. The Quick Cap Note 2 has monthly repayments of $15,429 commencing on July 28, 2024. The Note is convertible into shares of Common Stock at an adjusted conversion price of $0.084 per share, in addition, the Company issued a warrant exercisable for 178,882 shares of Common Stock at an initial exercise price of $0.345 per share. The warrant has full ratchet price protection which has resulted in the number of shares exercisable under the warrant increasing to 734,694 and the exercise price being amended to $0.084 per share.

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

Between January 7, 2025 and March 28, 2025, Quick Capital converted an aggregate of $71,900, including a penalty of $7,729 into 15,924,541 shares of common stock at a weighted average conversion price of $0.0045 (conversion prices ranging from $0.0325 to $0.001105), realizing a loss on conversion of $29,641, thereby extinguishing the note.

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

Between January 7, 2025 and June 24, 2025, the Company entered into Securities Purchase Agreements with 2 accredited investors to purchase convertible notes (the “2025 Convertible Notes”), receiving an aggregate of $417,000 in gross proceeds from the 2025 Convertible Notes, net of original issue discount of $6,000.

On April 18, 2025, the Company entered into a debt exchange agreement with our previous CFO, Mr. Rosenblum, whereby $210,000 of accrued payroll was exchanged for a convertible note with an exercise price of $0.02 per share, maturing on January 6, 2026. The note bears interest at 8% per annum. On April 29, 2025, the board of directors amended the exercise price to $0.005 per share.

In terms of the above private placements through the issuance of :

●	the 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2023 Convertible Notes (the “2023 Warrants”), five year warrants to purchase an aggregate of 579,711 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2024 Convertible Notes (the “2024 Warrants”), and five year warrants to purchase an aggregate of 42,654,761 shares of common stock at exercise prices ranging from $0.0005 to $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2025 Convertible Notes (the “2025 Warrants”). Warrants exercisable for 40,000,000 shares of common stock have price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

The 2023 Convertible Notes, the 2024 Convertible Notes, and the 2025 Convertible Notes bear interest at rates ranging from 8.0% to 12.0% per annum, and are convertible into shares of common stock at a conversion price of $0.0005 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible Notes may be prepaid at any time without penalty.

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

The 2023 Convertible Notes have an aggregate amount outstanding of $2,367,608 have all matured, and are technically in default, none of the 2023 Convertible Note investors have declared a default.

The 2024 Convertible Notes have an aggregate amount outstanding of $641,887, net of unamortized debt discount of $7,273, of which convertible notes with an aggregate amount outstanding of $543,681 matured and are technically in default.

One noteholder with an aggregate amount outstanding of $22,704 declaring a default, none of the other investors have declared a default, this investor has not demanded payment as yet. The Company has advanced notes receivable to Business Warrior in an aggregate principal amount of $406,190 and accrued interest thereon of $11,540. These investments were made out of proceeds received on notes payable of $311,111 and convertible debt of $138,856 in the prior year from two investors who are in control of Business Warrior. We intend to negotiate a global settlement whereby we will either collect the funds from Business Warrior or these two investors and utilize the proceeds to settle our notes payable and convertible debt with these two investors, we do not expect to incur a loss or gain on a negotiated settlement with these two investors.

The 2025 Convertible Notes have an aggregate amount outstanding of $563,233, net of unamortized debt discount of $82,925.

9	DERIVATIVE LIABILITY

The convertible debt and warrants issued by the Company to Cavalry, Mercer, and Quick Capital, as described in Note 8 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible debt and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible debt using a Black-Scholes valuation model.

Between January 7, 2025 and June 27, 2025, the Company received conversion notices from Cavalry, Mercer, RRH, certain RRH Assignees, Quick Capital and Seven Knots, pursuant to which $439,108 of principal, penalty and interest was converted into an aggregate of 300,868,611 shares of common stock at a weighted average conversion price of $0.00146 (conversion prices ranging from $0.0325 to $0.0005). as a result of these conversions, all of the outstanding convertible debt and warrants of the Company that contain price based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.0005 to $0.000585 per share and certain warrants of the Company that contain “full-rachet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share (the “Triggering Event”).

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

9	DERIVATIVE LIABILITY (continued)

Convertible debt with an aggregate principal and interest balance outstanding on June 2, 2025 of $1,988,523 have such price-based anti-dilution protection. Based on the lowest conversion price in the period January 7, 2025 to June 27, 2025, as described above, the conversion price of these notes was reset to $0.0005. In addition, certain warrants exercisable for 982,029,937 shares of common stock at an exercise price of $0.001105 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 1,188,256,223 to a total number of shares of Common Stock exercisable for such warrants of 2,170,286,160. In addition to this, certain warrants exercisable for 40,457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to between $0.0005 and $0.000585 per share from exercise prices ranging from $0.005 to $0.084 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $179,427.

The value of the derivative liability related to the anti-dilution price protected convertible debt and warrants was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability of $16,925,719 on the convertible debt and $8,250,569 on the warrants.

The net mark-to-market movement of the derivative liability for the three months ended June 30, 2025 was a net mark-to-market credit of $1,706,229 and for the six months ended June 30, 2025 was $2,635,208, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Six months ended June 30, 2025	Year ended December 31, 2024

Conversion price	$0.0005 to 0.0022	$0.0364 to 0.345
Risk free interest rate	3.72 to 4.44%	3.58 to 5.50%
Expected life of derivative liability	1 to 29 months	1 to 41 months
Expected volatility of underlying stock	189.8 to 352.45%	24.3 to 262.09%
Expected dividend rate	0.0%	0.0%

The movement in derivative liability is as follows:

	Six months ended June 30, 2025	Year ended December 31, 2024

Opening balance	$1,138,204	$1,434,196
Derivative financial liability arising from convertible debt and warrants	-	226,329
Derivative liability arising on anti-dilutive convertible debt and warrants	25,176,187	6,370,074
Fair value adjustment to derivative liability	(2,635,208)	(6,892,395)
Closing balance	$23,679,183	$1,138,204

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 750,000,000 shares with a par value of $0.0001 each. The Company had 319,950,057 and 19,081,446 shares of Common Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

Between January 7, 2025 and June 27, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 300,868,611 shares of common stock for the conversion of $439,108 of convertible debt at a weighted average conversion price of $0.00146 (conversion prices ranging from ($0.0325 to $0.0005) realizing an aggregate loss on conversion of $699,087.

b.	Restricted stock awards

The restricted stock granted, issued and exercisable at June 30, 2025 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$1.47	683,167	$1.47
$1.50	33,333	1.50
$1.65	66,667	1.65
	783,167	$1.50

The Company has recorded an expense of $0 for the three and six months ended June 30, 2025 and 2024.

c.	Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of June 30, 2025 and December 31, 2024.

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

Between April 29, 2025 and June 24, 2025, the Company entered into Securities Purchase Agreements with two accredited investors. In terms of the Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate of 40,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Between January 7, 2025 and June 27, 2025, the Company received conversion notices from 5 note holders. As a result of these conversion notices, all warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.0005 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share. Certain warrants exercisable for 982,029,937 shares of common stock at an exercise price of $0.001105 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 1,188,256,223 to a total number of shares of Common Stock exercisable for such warrants to 2,170,286,160 and a reduction in the exercise price to $0.0005 per share from $0.001105 per share, In addition to this, certain warrants exercisable for 40,457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to between $0.0005 and $0.000585 from $0.001105 to $0.005 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $179,427. This resulted in a fair value adjustment charge of $9,976,484 of which $8,250, was recorded as a charge to the statement of comprehensive loss as it related to warrants subject to derivative liability treatment and $1,726,015 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of warrants issued during the current year, which is not subject to derivative liability treatment.

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

The fair value of the warrants granted, repriced and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Six months ended June 301, 2025
Exercise price	$0.0005 to 0.084
Risk free interest rate	3.77 to 4.46%
Expected life	1 month to 5 years
Expected volatility of underlying stock	183.1 to 352.45%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2024 to June 30, 2025 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	10,442,093	$0.345 – 5.625	$0.626500
Granted	1,796,493	0.084 to 0.345	0.267000
Increase in warrants issued due to anti-dilution price protection	9,773,028	0.0840	0.084000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding December 31, 2024	22,011,614	$0.084 – 5.625	$0.319900
Granted	42,654,761	0.005 to 0.084	0.00517
Increase in warrants issued due to anti-dilution price protection	2,157,367,790	0.0005	0.0005
Forfeited	-	-	-
Exercised	-	-	-
Outstanding June 30, 2025	2,222,034,165	$0.0005 – 5.625	$0.00326

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at June 30, 2025 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.000500	2,200,744,057	2.47		2,200,744,057		2.47
$0.000585	10,000,000	4.99		10,000,000		4.99
$0.084000	2,654,761	4.58		2,654,761		4.58
$0.345000	7,248,896	3.19		7,248,896		3.19
$0.450000	266,668	2.98		266,668		2.98
$1.035000	500,000	0.02		500,000		0.02
$1.500000	33,334	3.12		33,334		3.12
$4.500000	505,560	0.71		505,560		0.71
$5.625000	80,889	0.71		80,889		0.71
	2,222,034,165	2.49	$0.00326	2,222,034,165	$0.00326	2.49

The warrants outstanding have an intrinsic value of $8,621,052 and $0 as of June 30, 2025 and December 31, 2024, respectively.

e.	Stock options

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

On April 15, 2025, options exercisable for 333,334 shares of Common Stock expired due to the resignation of the Company’s CFO whose options were not exercised in accordance with the terms allowed under the plan and were therefore cancelled.

The fair value of the options granted were determined by using a Black Scholes valuation model using the following assumptions:

Six months ended June 30, 2025
Exercise price	$0.09
Risk free interest rate	4.67%
Expected life	Ten years
Expected volatility of underlying stock	200.7%
Expected dividend rate	0%

A summary of option activity during the period January 1, 2024 to June 30, 2025 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	1,520,002	$1.20 to 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	1.20	1.20
Exercised	-	-	-
Outstanding December 31, 2024	1,513,335	$1.20 to 12.00	$4.47
Granted	600,000	0.09	0.09
Forfeited/Cancelled	(333,334)	4.50	4.50
Exercised	-	-	-
Outstanding June 30, 2025	1,780,001	$0.09 to 12.00	$2.989

The options outstanding and exercisable at June 30 2025 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.09	600,000	9.53		350,000		9.53
$1.20	13,334	7.21		13,334		7.21
$4.50	1,166,667	6.52		1,166,667		6.52
	1,780,001	7.54	$2.989	1,530,001	$3.462	7.21

The options outstanding have an intrinsic value of $0 as of June 30, 2025 and December 31, 2024.

The option expense was $1,371 and $94,464 for the three months ended June 30, 2025 and 2024, respectively and $19,186 and $188,928 for the six months ended June 30, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

11	LOSS ON SETTLEMENT AND REPRICING OF CONVERTIBLE NOTES

The loss on settlement and repricing of convertible notes consists of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Expense on extension of maturity date of convertible notes	$-	$36,305	$-	$102,352
Penalty on convertible debt	22,500	-	61,729	-
Loss on conversion of convertible debt	592,583	-	699,087	-
Loss on anti-dilution price protection adjustment	14,584,238	-	16,925,718	-
	$15,199,321	$36,305	$17,686,534	$102,352

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

Penalty on convertible debt

Between January 7, 2025 and June 27, 2025, $61,729 of additional conversion penalties on convertible debt conversions were charged to the Company.

Loss on conversion of convertible debt

Between January 7, 2025 and June 27, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 300,868,611 shares of common stock for the conversion of $439,108 of convertible debt at a weighted average conversion price of $0.00146 (conversion prices ranging from $0.0325 to $0.0005), realizing an aggregate loss on conversion of $699,087.

Loss on anti-dilution price protection adjustment

As a result of the conversion of the convertible debt, referred to in the paragraph above, all other outstanding convertible debt of the Company that contain price-based anti-dilution protection had the conversion prices of such notes adjusted to $0.001105 per share (the “Triggering Event”).

The value of the derivative liability related to the anti-dilution price protected convertible debt was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible debt of $16,925,718.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2025 and 2024 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30, 2025 (Shares)	Six months ended June 30, 2024 (Shares)
Convertible debt	4,339,295,470	17,120,766
Stock options	1,530,001	1,513,335
Warrants to purchase shares of Common Stock	2,222,034,165	11,948,731
	6,562,859,635	30,582,832

13	RELATED PARTY TRANSACTIONS

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

The option expense for options still vesting for Mr. Corbett was $1,371 and $66,587 for the three months ended June 30, 2025 and 2024, respectively and $19,186 and $133,134 for the six months ended June 30, 2025 and 2024, respectively.

On April 18, 2025, the Company entered into a convertible note agreement, whereby $240,000 of payroll accrued to Mr. Corbett was exchanged for a convertible note, bearing interest at 8% per annum and maturing on January 6, 2026. The convertible note was convertible into shares of common stock at a conversion price of $0.02 per share. On April 29, 2025, the board of directors approved an amendment to the exercise price to $0.005 per share.

As of June 30, 2025 and December 31, 2024, the company owed Mr. Corbett $5,106 and $0, respectively. Mr. Corbett paid certain operating expenses on behalf of the Company.

Richard Rosenblum

An option expense for options still vesting for Mr. Rosenblum was $0 and $27,877 for the three months ended June 30, 2025 and 2024, respectively and $0 and $55,754 for the six months ended June 30, 2025 and 2024, respectively.

On April 18, 2025, the Company entered into a convertible note agreement, whereby $210,000 of payroll accrued to Mr. Rosenblum was exchanged for a convertible note, bearing interest at 8% per annum and maturing on January 6, 2026. The convertible note was convertible into shares of common stock at a conversion price of $0.02 per share. On April 29, 2025, the board of directors approved an amendment to the exercise price to $0.005 per share.

Mr. Rosenblum resigned all his positions with the Company with effect from January 7, 2025.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

14	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible debt, disclosed under Notes 7 and 8 above, which had and have already matured and are technically in default or mature by April 29, 2026.  Should the convertible debt not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on this convertible debt.

15	SUBSEQUENT EVENTS

Conversion of convertible debt

Between July 14, 2025 and August 12, 2025, the Company received conversion notices from convertible note holders converting an aggregate of $29,403 into 50,261,874 shares of common stock at a conversion price of $0.000585 per share, resulting in a loss on conversion of $185,474.

Convertible debt funding

On July 24, 2025, the Company entered into Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrants to one accredited investment entity for total gross proceeds of $50,000. The note is unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 10,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Cancellation of certain warrants and issue of common shares in lieu thereof and modification of conversion features of certain convertible notes.

On August 13, 2025, the Company entered into an agreement with certain convertible note holders and warrant holders whereby the Company and the convertible note and warrant holders agreed as follow:

●	To cancel certain warrants exercisable for 1,853,425,066 shares of common stock and issue the investors an aggregate of 10,000,000 shares of common stock in lieu thereof.

●	To modify the conversion price of certain convertible debt from prices ranging from $0.0005 to $0.345 to a conversion price of $0.01 per share of common stock, thereby reducing the number of shares of common stock that the aggregate convertible debt at June 30, 2025 is convertible into from 4,039,314,101 to 285,033,744. This is subject to certain conditions, including i) if the shares of common stock trade above $0.04 during the period expiring on December 31, 2025, the investors may convert up to 10% of the aggregate debt outstanding, ii) if the common stock trades below $0.01 and/or the Company generates no revenue by December 31, 2025, then the conversion price reverts to the original conversion price per common stock, iii) the Company has to produce revenues of at least $250,000 prior to December 31, 2025, and iv) the Company will seek approval to increase it authorized common stock by October 31, 2025, by a number to be determined by the management of the Company, should the Company be unsuccessful in increasing the authorized number of shares, the convertible notes will revert to their original terms.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net revenue

We had no revenues for the three months ended June 30, 2025 and 2024. We pivoted to focus our attention on the IPSIPay Express joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

Cost of goods sold

We had no cost of goods sold for the three months ended June 30, 2025 and 2024.

General and administrative expenses

General and administrative expenses were $170,638 and $407,132 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $236,494 or 58.1%. The decrease is primarily due to the following:

i)	Salaries and wages were $73,119 and $204,990 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $131,871 or 64.3%. The decrease is primarily due to the resignation of our CFO during the previous quarter, resulting in a saving of $49,500, a reduction in stock based compensation expense of $93,093 related to the amortization of stock options issued in the prior year, the reduction in administrative salaries by $20,500 offset by an increase in our CEO’s salary by $30,000 due to increased responsibilities assumed on the resignation of our CFO.

ii)	Research and developments costs was $32,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, an increase of $32,000 or 100.0%. The increase was due to a cost incurred on developing a new revenue source during the current period.

iii)	Consulting fees was $21,695 and $17,000 for the three months ended June 30, 2025 and 2024, respectively, an increase of $4,695 or 27.6%. The increase is primarily due to additional administrative functions assumed by consultants.

iv)	Audit fees were $14,000 and $12,500 for the three months ended June 30, 2025 and 2024, a decrease of $1,500 or 12.0%. The increase represents an increase in our quarterly review fees.

v)	Professional fees were $10,804 and $14,276 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $3,472 or 24.3%. The decrease is primarily due to a reduction in soliciting agents fees incurred in the prior year.

vi)	Legal fees were $4,000 and $66,069 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $62,069 or 93.9%. The decrease is primarily due to the settlement of the unfair dismissal matters which were claimed in the prior year by several individuals.

vii)	Selling and marketing expenses was $0 and $73,167 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $73,167 or 100.0%. Selling and marketing costs related to an endorsement deal with a celebrity ceased during the prior year.

viii)

The balance of the general and administrative expenses was $15,020 and $19,130 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $4,110 or 21.5%. The decrease is made up of  several individually insignificant items.

Depreciation and amortization

Depreciation was $542 and $542 for the three months ended June 30, 2025 and 2024. Depreciation is on small office related equipment.

Loss on settlement and repricing of convertible notes

Loss on convertible debt was $15,199,321 and $36,305 for the three months ended June 30, 2025 and 2024, respectively, an increase of $15,163,016 or 41,765.6%. The loss on convertible debt during the current year related to; (i) a loss of $14,584,238 realized on an anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a penalty on conversion of $22,500 on conversion of convertible debt which is in default; and (iii) a loss of $592,583 realized on conversion of certain convertible debt at prices lower than the current market price during the current period. In the prior period, the loss on convertible debt related to the extension warrants issued to certain noteholders to extend the maturity date of their notes by 6 months, the value of the warrants was determined to be a debt extinguishment and were therefore expensed.

Fair value adjustment to price protected warrants

Fair value on price protected warrants was $6,631,924 and $0 for the three months ended June 30, 2025 and 2024, respectively. During the current period, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.001105 to $0.0005. This resulted in a Black -Scholes derived valuation difference related to those certain warrants.

Loss on disposal of assets

Loss on disposal of assets was $0 and $2,600 for the three months ended June 30, 2025 and 2024, respectively. The loss on disposal of assets relates to costs incurred on disposing of our kiosks in the prior year.

Interest expense

Interest expense was $227,806 and $146,176 for the three months ended June 30, 2025 and 2024, respectively, an increase of $81,630 or 55.8%. The increase is primarily related to the contractual increase in the interest rates on several matured notes which are currently in forbearance and additional notes issued during the current period.

Interest income

Interest income was $13,193 and $7,997 for the three months ended June 30, 2025 and 2024, respectively, an increase of $5,196 or 65.0%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them, we increased our investment in Business Warrior over the second half of the prior year.

Amortization of debt discount

Amortization of debt discount was $60,434 and $320,346 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $259,912 or 81.1%. The decrease is primarily due to the full amortization of debt discount on convertible debt in the prior year. The current period funding and debt discount, and consequent amortization thereof, .is significantly lower than the prior period.

Derivative liability movements

Derivative liability movements were $1,706,229 and $107,547 for the three months ended June 30, 2025 and 2024, respectively, a net movement of $1,598,682 or 1,486.5%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt and the reset of the exercise price and full ratchet reset of certain warrants during the current period, and the subsequent mark-to-market of these derivatives due to a declining stock price.

Net loss from equity method investment

Net loss from equity method investment was $0 and $88 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $88 or 100.0%. No further expense is being incurred on the Joint Venture, in the prior period expenses were minimal and administrative in nature.

Deemed dividend

Deemed dividend was $1,430,065 and $0 for the three months ended June 30, 2025 and 2024, respectively, an increase of $1,430,065 or 100.0%. the deemed dividend in the current period related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to convertible note holders during the current year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to common stockholders

Net loss was $22,001,308 and $797,645 for the three months ended June 30, 2025 and 2024, respectively, an increase of $21,203,663 or 2,658.3%. The increase is primarily due to the increase in the loss on convertible debt, the increase in the fair value adjustment to price protected securities and the deemed dividend expense, offset by the decrease in general and administrative expenses and the increase in derivative liability movement, discussed in detail above.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024

Net revenue

We had no revenues for the three months ended June 30, 2025 and 2024. We pivoted to focus our attention on the IPSIPay Express joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

Cost of goods sold

We had no cost of goods sold for the three months ended June 30, 2025 and 2024.

General and administrative expenses

General and administrative expenses were $424,944 and $1,033,929 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $608,985 or 58.9%. The decrease is primarily due to the following:

i)	Salaries and wages were $184,667 and $473,993 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $289,326 or 61.0%. The decrease is primarily due to the resignation of our CFO, resulting in a saving of $94,500, the resignation of our administrative personnel resulting in a saving of $20,500, a reduction in stock based compensation of $169,742 due to the full amortization of options in the prior period.

ii)	Audit fees were $109,500 and $92,500 for the six months ended June 30, 2025 and 2024, an increase of $17,000 or 18.4%, primarily due to the timing of invoices received for services provided by our external auditors.

iii)	Consulting fees was $38,696 and $32,000 for the six months ended June 30, 2025 and 2024, respectively, an increase of $6,696 or 20.9%. The increase is primarily related to certain administrative functions assumed by consultants during the current period.

iv)	Research and developments costs was $32,000 and $0 for the six months ended June 30, 2025 and 2024, respectively, an increase of $32,000 or 100.0%. The increase was due to a cost incurred on developing a new revenue source during the current period.

v)	Professional fees were $18,985 and $23,834 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $4,849 or 20.3%. The decrease is primarily due to a reduction in solicitation fees incurred in the prior year.

vi)	Legal fees were $7,805 and $218,664 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $210,859 or 96.4%. The decrease is primarily due to the prior year legal fees related to unfair dismissal matters which were claimed in the prior year by several individuals.

vii)	Selling and marketing expenses were $0 and $148,874 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $148,874 or 100.0%. Selling and marketing costs related to an endorsement deal with a celebrity ceased during the prior year.

viii)

The balance of the general and administrative expenses was $33,291 and $44,064 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $10,773 or 24.4%. The decrease is made up of several individually insignificant items.

Depreciation

Depreciation was $1,084 and $1,084 for the six months ended June 30, 2025 and 2024, respectively. Depreciation is on small office related equipment.

Loss on settlement and repricing of convertible notes

Loss on convertible debt was $17,686,534 and $102,352 for the six months ended June 30, 2025 and 2024, respectively, an increase of $17,584,182 or 17,180.1%. The loss on convertible debt during the current year related to; (i) a loss of $16,925,718 realized on an anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a penalty on conversion of $61,729 on conversion of convertible debt which is in default; and (iii) a loss of $699,087 realized on conversion of certain convertible debt at prices lower than the current market price during the current period. In the prior period, the loss on convertible debt related to the extension warrants issued to certain noteholders to extend the maturity date of their notes by 6 months, the value of the warrants was determined to be a debt extinguishment and were therefore expensed.

Fair value adjustment to price protected warrants

Fair value on price protected warrants was $8,250,469 and $0 for the six months ended June 30, 2025 and 2024, respectively. During the current period, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.084 to $0.0005. This resulted in a Black -Scholes derived valuation difference related to those certain warrants.

Loss on disposal of assets

Loss on disposal of assets was $0 and $2,600 for the six months ended June 30, 2025 and 2024, respectively. The loss on disposal of assets relates to costs incurred on disposing of our kiosks in the prior year.

Interest expense

Interest expense was $440,549 and $283,095 for the six months ended June 30, 2025 and 2024, respectively, an increase of $157,454 or 55.6%. The increase is primarily related to the contractual increase in the interest rates on several matured notes which are currently in forbearance and additional notes issued during the current period.

Interest income

Interest income was $25,799 and $11,279 for the six months ended June 30, 2025 and 2024, respectively, an increase of $14,520 or 128.7%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them, we increased our investment in Business Warrior over the second half of the prior year.

Amortization of debt discount

Amortization of debt discount was $178,491 and $640,245 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $461,754 or 72.1%. The decrease is primarily due to the full amortization of debt discount on convertible debt in the prior year. The current period funding and debt discount, and consequent amortization thereof, .is significantly lower than the prior period.

Derivative liability movements

Derivative liability movements were $2,635,208 and $923,488 for the six months ended June 30, 2025 and 2024, respectively, an increase of $1,711,720 or 185.4%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt and the reset of the exercise price and full ratchet reset of certain warrants during the current period, and the subsequent mark-to-market of these derivatives due to a declining stock price.

Net loss from equity method investment

Net loss from equity method investment was $0 and $572 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $572 or 100.0%. No further expense is being incurred on the Joint Venture, in the prior period expenses were minimal and administrative in nature.

Deemed dividend

Deemed dividend was $1,780,429 and $0 for the six months ended June 30, 2025 and 2024, respectively, an increase of $1,7890,429 or 100.0%. the deemed dividend in the current period related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to convertible note holders during the current year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to common stockholders

Net loss was $26,101,493 and $1,129,110 for the six months ended June 30, 2025 and 2024, respectively, an increase of $24,972,383 or 2,211.7%. The increase is primarily due to the increase in the loss on convertible debt, the increase in the fair value adjustment to price protected securities and the deemed dividend expense, offset by the decrease in general and administrative expenses and the increase in derivative liability movement, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $88.9 million through June 30, 2025 and incurred negative cash flow from operations of $0.4 million for the six months ended June 30, 2025. Our primary focus is on developing and marketing a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors to generate revenues. No assurances can be given, however, that such revenue generation will commence or be meaningful to us.

At June 30, 2025, we had cash of $20,214 and working capital deficit of $33.5 million, including a derivative liability of $23.7 million. After eliminating the derivative liability our working capital deficit is $9.8 million.

We used cash of $0.4 million and $0.4 million in operations for the six months ended June 30, 2025 and 2024, respectively. We have reduced our expenditure substantially while we actively seek other revenue generating opportunities

We had no investing activities during the current period. In the prior period we had invested $0.2 million in Business Warrior while we were still pursuing merger discussions with them.

We generated cash of $0.4 million from convertible debt during the current period. In the prior period we generated $0.8 million of notes payable and convertible debt. and repaid $0.1 million of convertible debt.

At June 30, 2025, we had outstanding convertible debt, including interest thereon of $5.6 million, net of unamortized debt discount of $0.1 million and outstanding notes payable, including interest thereon of $1.9 million, net of unamortized debt discount of $0.01 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates ranging from 8% to 18% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to fixed conversion prices of $0.345. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) who also fulfils the role of our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures as of June 30, 2025 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025.

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

Within 5 days of March 4, 2025, the Company agreed to pay $100,000 (the “First Payment”) and within 60 days the Company agreed to pay a further $100,000 including interest thereon at 10% per annum from March 5, 2025, and within 240 days, a final payment of $300,000, including interest thereon at 10% per annum from March 5, 2025. The initial payment of $100,000 was made on March 24, 2025. The Company has not made the second instalment as of the date of this report and has not issued the convertible notes, securing the obligations, as discussed below, as of the date of this report.

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

Through prior counsel, we and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. We and Mr. Corbett then appealed that decision to the California Court of Appeal. As a result of the appeal, the court ease was stayed until the appeal was decided. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) we filed through prior counsel was not decided.

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

As expected, the plaintiff initiated arbitration before the American Arbitration Association (“AAA”) based on the appellate ruling. We had expected the dispute to be resolved by the AAA arbitration process. Management had vigorously defended the claims, intends to continue to continue do so, but there is now a lull in activity as the Arbitrator is weighing several issues that may ultimately send the ease back to the Superior Court.

Discovery is closed. The arbitration date was vacated. Pending is a motion for reconsideration as to certain issues the arbitrator decided in May 2025 that may have been in excess of his jurisdiction. Additional investigation by our forensic specialist led to the recovery of previously unavailable materials that weigh heavily on the issues now before the Arbitrator. A hearing on these issues is set for September 2, 2025.

No new date for final arbitration hearing in the Minkovich matter has yet been scheduled.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between January 7, 2025 and June 27, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 300,868,611 shares of common stock for the conversion of $439,108 of convertible debt at a weighted average conversion price of $0.00146 (conversion prices ranging from ($0.0325 to $0.0005) realizing an aggregate loss on conversion of $439,108.

Between July 14, 2025 and August 12, 2025, The Company received conversion notices from convertible note holders converting an aggregate of $29,403 into 50,261,874 shares of common stock at a conversion price of $0.000585 per share, resulting in a loss on conversion of $185,474.

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

On June 24, 2025, the Company entered into Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrants to one accredited investment entity for total gross proceeds of $50,000. The note is unsecured, matures 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 10,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On July 24, 2025, the Company entered into Securities Purchase Agreement pursuant to which the Company issued a convertible promissory note and a warrants to one accredited investment entity for total gross proceeds of $50,000. The note is unsecured, matures 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 10,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults upon Senior Securities.

All of the convertible debt and notes payable of the Company are technically in default, although no default has been declared, except for one investor with a balance due of $18,812. Where the notes in default provide for default penalties or interest, these have been accrued.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: August 14, 2025	By:	/s/ William Corbett
William Corbett
Principal Officer, Chief Executive Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)