Form 10-Q
period 2025-09-30
Innovative Payment Solutions, Inc.
filed 2025-11-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55648

INNOVATIVE PAYMENT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1230229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

732 S 6th St. #4621, Las Vegas, Nevada	89101
(Address of Principal Executive Office)	(Zip Code)

(707) 609-4797
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

As of November 14, 2025, there were 490,622,547 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2025

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash	$7,045	$526
Other current assets	57,424	7,894
Notes receivable – current portion	410,786	371,170
Total Current Assets	475,255	379,590

Non-current assets
Plant and equipment	3,231	4,858
Equity method investment	1	1
Total Non-Current Assets	3,232	4,859
Total Assets	$478,487	$384,449

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$2,543,058	$2,986,039
Related party payables	7,832	-
Federal relief loans – current portion	10,497	8,869
Notes payable, net of unamortized discount of $942 and $89,062, respectively	1,931,852	1,669,873
Convertible debt, net of unamortized discount of $73,818 and $80,971, respectively	5,547,021	5,016,205
Convertible debt – related party	248,679	-
Derivative liability	45,016,246	1,138,204
Total Current Liabilities	55,305,185	10,819,190

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	55,455,185	10,969,190

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	-	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 454,236,931 and 19,081,446 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	45,424	1,908
Additional paid-in-capital	56,110,580	52,202,117
Accumulated deficit	(111,132,702)	(62,788,766)
Total Stockholders’ (deficit)	(54,976,698)	(10,584,741)
Total Liabilities and Stockholders’ (Deficit)	$478,487	$384,449

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	366,117	296,438	791,061	1,330,367
Depreciation and amortization	543	543	1,627	1,627
Total Expense	366,660	296,981	792,688	1,331,994

Loss from Operations	(366,660)	(296,981)	(792,688)	(1,331,994)

Loss on settlement and repricing of convertible notes	11,719,565	(4,541,102)	(5,966,969)	(4,643,454)
Fair value adjustment to price protected warrants	-	(2,051,405)	(8,250,469)	(2,051,405)
Loss on disposal of assets	-	-	-	(2,600)
Interest expense	(233,609)	(152,376)	(674,158)	(435,471)
Interest income	13,817	9,740	39,616	21,019
Amortization of debt discount	(48,534)	(233,948)	(227,025)	(874,193)
Derivative liability movements	(33,292,940)	5,538,008	(30,657,732)	6,461,496
Loss before Income Taxes	(22,208,361)	(1,728,064)	(46,529,425)	(2,856,602)

Income Taxes	-	-	-	-
Net Loss after income taxes	(22,208,361)	(1,728,064)	(46,529,425)	(2,856,602)

Net loss from equity method investments	-	(88)	-	(660)
Net loss	(22,208,361)	(1,728,152)	(46,529,425)	(2,857,262)
Deemed dividend	(34,082)	(426,807)	(1,814,511)	(426,807)
Net loss attributable to common stockholders	(22,242,443)	(2,154,959)	(48,343,936)	(3,284,069)

Basic and diluted loss per share	$(0.06)	$(0.15)	$(0.23)	$(0.23)
Weighted Average Number of Shares Outstanding – Basic and diluted	386,602,664	14,546,060	206,881,473	14,063,713

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$(10,584,741)
Conversion of convertible debt	-	-	54,807,989	5,481	331,821	-	337,302
Fair value of securities anti-dilution deemed dividend	-	-	-	-	350,364	(350,364)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,735	-	52,735
Stock based compensation	-	-	-	-	17,815	-	17,815
Net loss	-	-	-	-	-	(3,749,821)	(3,749,821)
Balance at March 31, 2025	-	$-	73,889,435	$7,389	$52,954,852	$(66,888,951)	$(13,926,710)
Conversion of convertible debt	-	-	246,060,622	24,606	776,287	-	800,893
Fair value of securities anti-dilution deemed dividend	-	-	-	-	1,430,065	(1,430,065)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,432	-	52,432
Stock based compensation	-	-	-	-	1,371	-	1,371
Net loss	-	-	-	-	-	(20,571,243)	(20,571,243)
Balance at June 30, 2025	-	$-	319,950,057	$31,995	$55,215,007	$(88,890,259)	$(33,643,257)
Conversion of convertible debt	-	-	64,786,874	6,479	549,736	-	556,215
Fair value of common stock issued for services	-	-	69,500,000	6,950	289,800	-	296,750
Fair value of securities anti-dilution deemed dividend	-	-	-	-	34,082	(34,082)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	20,584	-	20,584
Stock based compensation	-	-	-	-	1,371	-	1,371
Net loss	-	-	-	-	-	(22,208,361)	(22,208,361)
Balance at September 30, 2025	-	$-	454,236,931	$45,424	$56,110,580	$(111,132,702)	$(54,976,698)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$(7,578,011)
Fair value of warrants issued to convertible debt holders	-	-	-	-	44,813	-	44,813
Fair value of warrants issued on debt extinguishment	-	-	-	-	66,047	-	66,047
Fair value of warrants issued for services	-	-	-	-	36,207	-	36,207
Stock based compensation	-	-	-	-	94,464	-	94,464
Net loss	-	-	-	-	-	(331,465)	(331,465)
Balance at March 31, 2024	-	$-	13,819,889	$1,382	$50,897,756	$(58,567,083)	$(7,667,945)
Fair value of warrants issued to convertible debt holders	-	-	-	-	42,863	-	42,863
Fair value of warrants issued on debt extinguishment	-	-	-	-	36,305	-	36,305
Fair value of warrants issued for services	-	-	-	-	36,207	-	36,207
Stock based compensation	-	-	-	-	94,464	-	94,464
Net loss	-	-	-	-	-	(797,645)	(797,645)
Balance at June 30, 2024	-	$-	13,819,889	$1,382	$51,107,595	$(59,364,728)	$(8,255,751)
Conversion of convertible debt	-	-	2,365,663	237	357,972	-	358,209
Fair value of securities anti-dilution deemed dividend	-	-	-	-	426,807	(426,807)	-
Fair value of warrants issued for services	-	-	-	-	2,943	-	2,943
Stock based compensation	-	-	-	-	31,488	-	31,488
Net loss	-	-	-	-	-	(1,728,152)	(1,728,152)
Balance at September 30, 2024	-	$-	16,185,552	$1,619	$51,926,805	$(61,519,687)	$(9,591,263)

See accompanying notes to unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,529,425)	$(2,857,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	30,657,732	(6,461,496)
Depreciation	1,627	1,627
Amortization of debt discount	227,025	874,193
Loss on settlement and repricing of convertible notes	5,966,969	4,643,454
Fair value of price protected warrants	8,250,469	2,051,405
Fair value of common shares issued for services	296,750
Deemed interest income	(28,846)	(19,614)
Unrealized loss on equity method investments	-	660
Warrants issued for services	-	75,357
Stock based compensation	20,557	220,416
Changes in Assets and Liabilities
Receivable from equity method investments	-	(800)
Other current assets	(49,530)	25,024
Accounts payable and accrued expenses	(15,884)	571,816
Related party payables	7,832	-
Interest receivable	(10,770)	-
Interest accruals	670,013	394,374
CASH USED IN OPERATING ACTIVITIES	(535,481)	(480,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(288,333)
Investment in equity method investment	-	(500)
CASH USED IN INVESTING ACTIVITIES	-	(288,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft		-
Proceeds from notes payable	-	233,333
Proceeds from convertible notes	542,000	785,502
Repayment of convertible notes	-	(298,556)
NET CASH PROVIDED BY FINANCING ACTIVITIES	542,000	720,279

NET INCRERASE (DECREASE) IN CASH	6,519	(49,400)
Cash and cash included in assets held for sale at the beginning of the period	526	50,433
CASH AT END OF PERIOD	$7,045	$1,033
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,143	$41,096
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$125,751	$87,676
Conversion of convertible debt to equity	$759,011	$198,716

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

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

d)	Corporate address

The Company terminated its lease at 56B 5th Street, Lot 1, #AT, Carmel by the Sea, California, 93921, on August 31, 2023 and no longer has access to this office.

On September 13, 2025, the Company entered into a virtual premise lease agreement with Nevada Corporate Office, LLC at its premises located at 732 S 6th Street, Las Vegas, Nevada, 89101. The lease is for a period of twelve months with a rental expense of $29 per month. This rental agreement provides the Company with a physical corporate address and access to conference and meeting rooms for an additional fee.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2025 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended September 30, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed financial statements upon adoption.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2025 and December 31, 2024, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At September 30, 2025 and December 31, 2024, the balance did not exceed federally insured limits.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended September 30, 2025 and 2024.

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

The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

The	Company had no revenues for the three and nine months ended September 30, 2025 and 2024.

n)	Share-Based Payment Arrangements

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

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $325 and $5,991 for the three months ended September 30, 2025 and 2024, respectively, and $325 and $154,864 for the nine months ended September 30, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

q)	Income Taxes

The Company is based in the U.S. and currently enacted U.S. tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2025 and December 31, 2024, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the nine months ended September 30, 2025, the Company had a net loss of $48.3 million, after deemed dividends of $1.8 million. In connection with preparing the unaudited condensed financial statements for the nine months ended September 30, 2025, management evaluated the risks described in Note 2(e) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended September 30, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and, ultimately, becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued interest	Unamortized debt discount	September 30, 2025 Amount, net	December 31, 2024 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$(10,573)	$215,617	$186,771
	8.0%	November 1, 2024	30,000	3,077	-	33,077	31,282
	8.0%	January 1, 2025	35,000	3,199	-	38,199	36,105
	8.0%	February 1, 2025	50,000	4,263	-	54,263	51,271
	8.0%	February 1, 2025	15,000	1,266	-	16,266	15,368
	8.0%	April 27, 2025	50,000	3,364	-	53,364	50,373
Total Notes receivable			$406,190	$15,169	$(10,573)	$410,786	$371,170

Discount amortized to income as deemed interest during the three months ended September 30, 2025 and 2024 was $10,187 and $8,407, respectively, and $28,846 and $19,614 for the nine months ended September 30, 2025 and 2024, respectively.

Interest earned for the three months ended September 30, 2025 and 2024 was $3,630 and $1,333, respectively and $10,770 and $1,405 for the nine months ended September 30, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

5	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EfinityPay (see note 1(b) above). As described in note 1(b), the Company has agreed to make the IPSI Capital Contributions to IPSIPay Express. As of September 30, 2025, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

On December 31, 2024, the company impaired the equity method investment and all receivables from the joint venture by $705,142 due to uncertainty as to the ability of the Joint venture to generate revenues during the foreseeable future.

The Company accounts for its investment in IPSIPay Express in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the equity method investments related to IPSIPay Express as of September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Equity method Investment
Cash contribution to IPSIPay Express	$999,500	$999,500
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,720
Equity loss from joint venture	(404,101)	(404,101)
	703,619	703,619
Receivable from IPSIPay Express	1,524	1,524
	705,143	705,143
Impairment of investment	(705,142)	(705,142)
Equity method investment	$1	$1

The loss from equity method investments for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Loss from joint venture	$-	$(88)	$-	$(660)

6	FEDERAL RELIEF LOANS

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

The company has accrued interest of $10,497 and $8,869 on this loan as of September 30, 2025 and December 31, 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

7	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued Interest	Unamortized debt discount	September 30, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.0%	Matured	$482,000	$167,441	$-	$649,441	$583,648
Mercer Street Global Opportunity Fund, LLC	18.0%	Matured	482,000	167,441	-	649,441	583,648
2024 notes	0.0 to 18.0%	February 28, 2025 to October 10, 2025	577,778	56,134	(942)	632,970	502,577

Total notes payable			$1,541,778	$391,016	$(942)	$1,931,852	$1,669,873

Interest expense totaled $61,400 and $28,489 for the three months ended September 30, 2025 and 2024, respectively, and $173,860 and $77,980 for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of debt discount totaled $11,569 and $14,248 for the three months ended September 30, 2025 and 2024, respectively and $88,119 and $16,908 for the nine months ended September 30, 2025 and 2024, respectively,

Cavalry Fund I LP and Mercer Street Global Opportunity Fund, LLC

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

As of September 30, 2025, notes with a principal amount of $1,408,444 and interest thereon of $379,994 are technically in default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT

Convertible debt payable consists of the following:

Description	Interest Rate		Maturity date***	Principal	Accrued Interest	Unamortized debt discount	September 30, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.00	%*	Matured	$819,371	$79,501	$-	$898,872	$836,942
Mercer Street Global Opportunity Fund, LLC	18.00	%*	Matured	1,042,701	112,141	-	1,154,842	1,051,013
Red Road Holdings Corporation	24.98	%**	Matured	-	-	-	-	20,085
	24.51	%**	Matured	-	-	-	-	173,798
Quick Capital LLC	11.03	%**	Matured	-	-	-	-	64,171

2023, 2024 and 2025 convertible debt	8.00 to 12.00%		Matured to September 11, 2026	3,129,752	437,373	(73,818)	3,493,307	2,870,196
Total convertible debt				$4,991,824	$629,015	$(73,818)	$5,547,021	$5,016,205

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.

**	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are effective interest rates as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.

***	All convertible debt is technically in default due to the default on a certain convertible note. None of the convertible debt lenders have formally declared a default to the Company, other than one investor with an aggregate balance outstanding of $19,195

Interest expense totaled $155,353 and $121,916 for the three months ended September 30, 2025 and 2024, respectively and $462,944 and $351,764 for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of debt discount totaled $36,964 and $219,700 for the three months ended September 30, 2025 and 2024, respectively, and $138,905 and $857,284 for the nine months ended September 30, 2025 and 2024, respectively.

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

Between January 14, 2025 and August 12, 2025, Cavalry converted an aggregate $49,915 of interest into 58,163,177 shares of common stock at an average conversion price of $0.00086 per share. The Company realized a loss on conversion of $162,365.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the nine months ended September 30, 2025.

On August 13, 2025, the Company entered into an agreement to modify the conversion price of the Cavalry convertible debt from $0.0005 to a conversion price of $0.01 per share of common stock, thereby reducing the number of shares of common stock that the aggregate convertible debt at September 30, 2025 is convertible into from 1,797,744,000 to 89,887,200. This is subject to certain conditions, including i) if the shares of common stock trade above $0.04 during the period expiring on December 31, 2025, the investors may convert up to 10% of the aggregate debt outstanding, ii) if the common stock trades below $0.01 and/or the Company generates no revenue by December 31, 2025, then the conversion price reverts to the original conversion price per common stock, iii) the Company has to produce revenues of at least $250,000 prior to December 31, 2025, and iv) the Company will seek approval to increase it authorized common stock by October 31, 2025, by a number to be determined by the management of the Company, failing which the original terms of the convertible note would prevail. On October 3, 2025, the Company increased its authorized shares of common stock to 1,500,000,000 shares.

The balance of the Cavalry Note plus accrued interest at September 30, 2025 was $898,872.

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

Between January 14, 2025 and August 12, 2025, Mercer converted an aggregate $52,548 of interest into 61,933,790 shares of common stock at an average conversion price of $0.00085 per share. The Company realized a loss on conversion of $184,992.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the nine months ended September 30, 2025.

On August 13, 2025, the Company entered into an agreement to modify the conversion price of the Mercer convertible debt from $0.0005 to a conversion price of $0.01 per share of common stock, thereby reducing the number of shares of common stock that the aggregate convertible debt at September 30, 2025 is convertible into from 2,309,684,000 to 115,484,200 shares. This is subject to certain conditions, including i) if the shares of common stock trade above $0.04 during the period expiring on December 31, 2025, the investors may convert up to 10% of the aggregate debt outstanding, ii) if the common stock trades below $0.01 and/or the Company generates no revenue by December 31, 2025, then the conversion price reverts to the original conversion price per common stock, iii) the Company has to produce revenues of at least $250,000 prior to December 31, 2025, and iv) the Company will seek approval to increase it authorized common stock by October 31, 2025, by a number to be determined by the management of the Company, failing which the original terms of the convertible note would prevail. On October 3, 2025, the Company increased its authorized shares of common stock to 1,500,000,000 shares.

The balance of the Mercer Note plus accrued interest at September 30, 2025 was $1,154,842.

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

Between January 7, 2025 and September 19, 2025, the Company entered into Securities Purchase Agreements with 4 accredited investors to purchase convertible notes (the “2025 Convertible Notes”), receiving an aggregate of $542,000 in gross proceeds from the 2025 Convertible Notes, net of original issue discount of $6,000.

On April 18, 2025, the Company entered into a debt exchange agreement with our previous CFO, Mr. Rosenblum, whereby $210,000 of accrued payroll was exchanged for a convertible note with an exercise price of $0.02 per share, maturing on January 6, 2026. The note bears interest at 8% per annum. On April 29, 2025, the board of directors amended the exercise price to $0.005 per share.

In terms of the above private placements through the issuance of :

●	the 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2023 Convertible Notes (the “2023 Warrants”), five year warrants to purchase an aggregate of 579,711 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2024 Convertible Notes (the “2024 Warrants”), and five year warrants to purchase an aggregate of 52,654,761 shares of common stock at exercise prices ranging from $0.0005 to $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2025 Convertible Notes (the “2025 Warrants”). Warrants exercisable for 50,000,000 shares of common stock have price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

The 2023 Convertible Notes, the 2024 Convertible Notes, and the 2025 Convertible Notes bear interest at rates ranging from 0.0% to 12.0% per annum, and are convertible into shares of common stock at a conversion price of $0.0005 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible Notes may be prepaid at any time without penalty.

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

On June 2, 2025, a 2024 convertible note holders converted principal of $2,138 and interest of $2,162, totaling $4,300 into 8,600,000 shares of common stock at a conversion price of $0.0005.

On September 30, 2025, a 2023 convertible note holder converted principal of $250,000 and interest of $40,500 into 14,525,000 shares of common stock at a conversion price of $0.02 per share.

The 2023 Convertible Notes have an aggregate amount outstanding of $2,120,843 have all matured, and are technically in default, none of the 2023 Convertible Note investors have declared a default.

The 2024 Convertible Notes have an aggregate amount outstanding of $659,881, net of unamortized debt discount of $1,394, of which convertible notes with an aggregate amount outstanding of $553,778 matured and are technically in default.

One noteholder with an aggregate amount outstanding of $19,195 declared a default, none of the other investors have declared a default, this investor has not demanded payment as yet. The Company has advanced notes receivable to Business Warrior in an aggregate principal amount of $406,190 and accrued interest thereon of $15,169. These investments were made out of proceeds received on notes payable of $338,915 and convertible debt of $139,758 in the prior year from two investors who are in control of Business Warrior. We intend to negotiate a global settlement whereby we will either collect the funds from Business Warrior or these two investors and utilize the proceeds to settle our notes payable and convertible debt with these two investors, we do not expect to incur a loss or gain on a negotiated settlement with these two investors.

The 2025 Convertible Notes have an aggregate amount outstanding of $712,583, net of unamortized debt discount of $72,424.

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

Between January 7, 2025 and August 12, 2025, the Company received conversion notices from Cavalry, Mercer, RRH, certain RRH Assignees, Quick Capital and Seven Knots, pursuant to which $468,511 of principal, penalty and interest was converted into an aggregate of 351,130,485 shares of common stock at a weighted average conversion price of $0.001334 (conversion prices ranging from $0.0325 to $0.0005). as a result of these conversions, all of the outstanding convertible debt and warrants of the Company that contain price based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.0005 to $0.000585 per share and certain warrants of the Company that contain “full-rachet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share (the “Triggering Event”).

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

9	DERIVATIVE LIABILITY (continued)

Convertible debt with an aggregate principal and interest balance outstanding on June 2, 2025 of $1,988,523 have such price-based anti-dilution protection. Based on the lowest conversion price in the period January 7, 2025 to September 30, 2025, as described above, the conversion price of these notes was reset to $0.0005. In addition, certain warrants exercisable for 982,029,937 shares of common stock at an exercise price of $0.001105 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 1,188,256,223 to a total number of shares of Common Stock exercisable for such warrants of 2,170,286,160. In addition to this, certain warrants exercisable for 50,457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to between $0.0005 and $0.000585 per share from exercise prices ranging from $0.005 to $0.084 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $223,558.

The value of the derivative liability related to the anti-dilution price protected convertible debt and warrants was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability of $16,925,719 on the convertible debt and $8,250,569 on the warrants.

On August 13, 2025, the Company entered into an agreement to modify the conversion price of certain notes issued to Mercer, Cavalry and affiliated entities from conversion prices ranging from $0.0005 to $0.084 per share, to a conversion price of $0.01 per share of common stock. A total of $2,009,024 of the convertible debt is subject to derivative liability, resulting in a gain on repricing of convertible debt of $11,955,877. In addition convertible debt with a fixed conversion price and not subject to derivative liability was repriced resulting in a deemed dividend expense of $33.378 and certain warrants were repriced resulting in a deemed dividend expense of $704, resulting in a total deemed dividend expense of $34,082.

The net mark-to-market movement of the derivative liability for the three months ended September 30, 2025 was a net mark-to-market debit of $33,292,940 and for the nine months ended September 30, 2025 was $30,657,632, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Nine months ended September 30, 2025	Year ended December 31, 2024

Conversion price	$0.0005 to 0.01	$0.0364 to 0.345
Risk free interest rate	3.72 to 4.44%	3.58 to 5.50%
Expected life of derivative liability	3 to 29 months	1 to 41 months
Expected volatility of underlying stock	189.8 to 443.26%	24.3 to 262.09%
Expected dividend rate	0.0%	0.0%

The movement in derivative liability is as follows:

	Nine months ended September 30, 2025	Year ended December 31, 2024

Opening balance	$1,138,204	$1,434,196
Derivative financial liability arising from convertible debt and warrants	-	226,329
Derivative liability arising on repricing of convertible debt and warrants	13,220,310	6,370,074
Fair value adjustment to derivative liability	30,657,732	(6,892,395)
Closing balance	$45,016,246	$1,138,204

a.	Common Stock

The Company has total authorized Common Stock of 1,500,000,000 shares with a par value of $0.0001 each. The Company had 454,236,931 and 19,081,446 shares of Common Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Between January 7, 2025 and September 30, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 365,655,485 shares of common stock for the conversion of $759,011 of convertible debt at a weighted average conversion price of $0.00208 (conversion prices ranging from ($0.0325 to $0.0005) realizing an aggregate loss on conversion of $935,399.

On September 28, 2025, the Company entered into a management consulting agreement and granted 2,000,000 shares to the consultant at a fair market price of $0.0235 per share, totaling $47,000.

b.	Restricted stock awards

On August 19, 2025, The Board of Directors authorized the issue of 67,500,000 shares of common stock to various parties, including 25,000,000 shares to Mr. Corbett, the Company CEO. The fair value of the shares on the date of grant was $0.0037 per share, totaling $249,750.

A summary of restricted stock activity during the period January 1, 2025 to September 30, 2025 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2025	783,167	$1.5000	-	$-	783,167	$1.50
Granted and issued	67,500,000	0.0037	-	-	67,500,000	0.0037
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding September 30 ,2025	68,283,167	$0.0207	-	$-	68,283,167	$0.0207

The restricted stock granted, issued and exercisable at September 30, 2025 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.0037	67,500,000	0.0037
$1.4700	683,167	$1.4700
$1.5000	33,333	1.5000
$1.6500	66,667	1.6500
	68,283,167	$0.0207

The Company has recorded an expense of $249,750 and $0 for the three and nine months ended September 30, 2025 and 2024, respectively.

c.	Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of September 30, 2025 and December 31, 2024.

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

Between April 29, 2025 and July 24, 2025, the Company entered into Securities Purchase Agreements with two accredited investors. In terms of the Securities Purchase Agreements, the Company issued five-year warrants to purchase an aggregate of 50,000,000 shares of the Common Stock at an exercise price of $0.005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

Between January 7, 2025 and August 12, 2025, the Company received conversion notices from 5 note holders. As a result of these conversion notices, all warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.0005 to $0.000585 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share. Certain warrants exercisable for 982,029,937 shares of common stock at an exercise price of $0.001105 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 1,188,256,223 to a total number of shares of Common Stock exercisable for such warrants to 2,170,286,160 and a reduction in the exercise price to $0.0005 per share from $0.001105 per share, In addition to this, certain warrants exercisable for 50,457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to between $0.0005 and $0.000585 from $0.001105 to $0.005 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $223,558. This resulted in a fair value adjustment charge of $9,976,484 of which $8,249,765, was recorded as a charge to the statement of comprehensive loss as it related to warrants subject to derivative liability treatment and $1,726,719 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of warrants issued during the current year, which is not subject to derivative liability treatment.

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

The fair value of the warrants granted, repriced and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2025
Exercise price	$0.0005 to 0.084
Risk free interest rate	3.77 to 4.46%
Expected life	1 month to 5 years
Expected volatility of underlying stock	183.1 to 352.45%
Expected dividend rate	0%

A summary of warrant activity during the period January 1, 2024 to September 30, 2025 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	10,442,093	$0.345 – 5.625	$0.626500
Granted	1,796,493	0.084 to 0.345	0.267000
Increase in warrants issued due to anti-dilution price protection	9,773,028	0.0840	0.084000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding December 31, 2024	22,011,614	$0.084 – 5.625	$0.319900
Granted	52,654,761	0.005 to 0.084	0.00474
Increase in warrants issued due to anti-dilution price protection	2,157,367,790	0.0005	0.00050
Forfeited	(531,165)	0.0005 to 1.035	0.97430
Exercised	-	-	-
Outstanding September 30, 2025	2,231,503,000	$0.0005 – 5.625	$0.00302

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at September 30, 2025 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.000500	2,200,712,892	2.22		2,200,712,892		2.22
$0.000585	20,000,000	4.78		20,000,000		4.78
$0.084000	2,654,761	4.33		2,654,761		4.33
$0.345000	7,248,896	2.94		7,248,896		2.94
$0.450000	266,668	2.73		266,668		2.73
$1.500000	33,334	2.87		33,334		2.87
$4.500000	505,560	0.46		505,560		0.46
$5.625000	80,889	0.46		80,889		0.46
	2,231,503,000	2.25	$0.00302	2,231,503,000	$0.00302	2.25

The warrants outstanding have an intrinsic value of $51,074,697 and $0 as of September 30, 2025 and December 31, 2024, respectively.

e.	Stock options

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

The fair value of the options granted were determined by using a Black Scholes valuation model using the following assumptions:

Nine months ended September 30, 2025
Exercise price	$0.09
Risk free interest rate	4.67%
Expected life	Ten years
Expected volatility of underlying stock	200.7%
Expected dividend rate	0%

A summary of option activity during the period January 1, 2024 to September 30, 2025 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	1,520,002	$1.20 to 12.00	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	1.20	1.20
Exercised	-	-	-
Outstanding December 31, 2024	1,513,335	$1.20 to 12.00	$4.47
Granted	600,000	0.09	0.09
Forfeited/Cancelled	(333,334)	4.50	4.50
Exercised	-	-	-
Outstanding September 30, 2025	1,780,001	$0.09 to 12.00	$2.989

The options outstanding and exercisable at September 30 2025 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.09	600,000	9.28		375,000		9.28
$1.20	13,334	6.96		13,334		6.96
$4.50	1,166,667	6.27		1,166,667		6.27
	1,780,001	7.29	$2.989	1,555,001	$3.408	7.29

The options outstanding have an intrinsic value of $0 as of September 30, 2025 and December 31, 2024.

The option expense was $1,371 and $31,488 for the three months ended September 30, 2025 and 2024, respectively and $20,557 and $220,416 for the nine months ended September 30, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

11	LOSS ON SETTLEMENT AND REPRICING OF CONVERTIBLE NOTES

The loss on settlement and repricing of convertible notes consists of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Expense on extension of maturity date of convertible notes	$-	$-	$-	$(102,352)
Penalty on convertible debt	-	(6,611)	(61,729)	(6,611)
Loss on conversion of convertible debt	(236,312)	(159,493)	(935,399)	(159,493)
Loss on no notice default convertible note	-	(56,329)	-	(56,329)
Gain (Loss) on repriced convertible notes	11,955,877	(4,318,669)	(4,969,841)	(4,318,669)
	$11,719,565	$(4,541,102)	$(5,966,969)	$(4,643,454)

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

The debt extinguishments resulted in a charge of $36,305 and $102,352 for the three and nine months ended September 30, 2024, respectively.

Penalty on convertible debt

Between January 7, 2025 and September 30, 2025, $61,729 of additional conversion penalties on convertible debt conversions were charged to the Company.

Loss on conversion of convertible debt

Between January 7, 2025 and September 30, 2025, in terms of conversion notices received from 6 convertible note holders, the Company issued 365,655,485 shares of common stock for the conversion of $759,011 of convertible debt at a weighted average conversion price of $0.00208 (conversion prices ranging from $0.0005 to $0.0325), realizing an aggregate loss on conversion of $935,399.

Loss on price adjustment on convertible debt and warrants

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

On August 13, 2025, the Company entered into an agreement with Cavalry and Mercer and their affiliated entities, repricing the conversion feature of certain convertible notes from prices ranging from $0.0005 to $0.345 per share to a conversion price of $0.01 per share, resulting in a gain on repricing of convertible debt and a reduction in derivative liability of $11,955,877.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three and nine months ended September 30, 2025 and 2024 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30, 2025 (Shares)	Nine months ended September 30, 2024 (Shares)
Convertible debt	599,675,944	38,680,397
Stock options	1,555,001	1,513,335
Warrants to purchase shares of Common Stock	2,231,503,000	21,721,759
	2,832,733,945	61,915,491

13	RELATED PARTY TRANSACTIONS

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

The option expense for options still vesting for Mr. Corbett was $1,371 and $22,196 for the three months ended September 30, 2025 and 2024, respectively and $20,557 and $155,369 for the nine months ended September 30, 2025 and 2024, respectively.

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

On August 19, 2025, the board of directors granted Mr. Corbett 25,000,000 shares of common stock with a fair market value of $0.0037 per share, totaling $92,500.

As of September 30, 2025 and December 31, 2024, the company owed Mr. Corbett $7,832 and $0, respectively. Mr. Corbett paid certain operating expenses on behalf of the Company.

Richard Rosenblum

The option expense for options still vesting for Mr. Rosenblum was $0 and $9,292 for the three months ended September 30, 2025 and 2024, respectively and $0 and $65,047 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company has notes payable and convertible debt, disclosed under Notes 7 and 8 above, which had and have already matured and are technically in default.  Should the convertible debt not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on this convertible debt.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

15	SUBSEQUENT EVENTS

Conversion of convertible debt

Between October 9, 2025 and October 15, 2025, the Company received conversion notices from convertible note holders converting an aggregate of $472,712 into 36,385,616 shares of common stock at conversion prices ranging from $0.005 per share to $0.02 per share, resulting in a loss on conversion of $423,118.

Convertible debt funding

On October 1, 2025, the Company entered into two convertible note agreements pursuant to which the Company issued 2 convertible promissory notes, each totaling $62,500, each with an original issue discount of $12,500, for net proceeds of $50,000 each. The notes are unsecured and mature on July 2, 2026, bearing interest at 10% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of the lesser of $0.01 or 90% of the average of the two lowest volume weighted average prices (“VWAPS”) for the 20 consecutive trading days prior to conversion (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

On October 1, 2025, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible promissory note for $50,000 and a five year warrant exercisable for 2,500,000 shares of common stock at an exercise price of $0.04 per share. The note is unsecured and matures on September 30, 2026, bearing interest at 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. The warrants are price protected and any subsequent equity transaction at a lower exercise price will reduce the exercise price of the warrant, to that lower price.

On October 3, 2025, the Company entered into a convertible promissory note agreement for $25,000. The note is unsecured and matures on October 3, 2026, bearing interest at 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events). The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

Temporary modification of conversion price of convertible debt

On October 1, 2025, the Company entered into an agreement with certain convertible note holders and warrant holders whereby the Company and the convertible note holders agreed as follow:

●	To cancel all warrants currently issued, if any.

●	To modify the conversion price of certain convertible debt from $0.345 per share to a conversion price of $0.01 per share of common stock. This is subject to certain conditions, including i) if the shares of common stock trade above $0.04 during the period expiring on December 31, 2025, the investors may convert up to 10% of the aggregate debt outstanding, ii) if the common stock trades below $0.01 and/or the Company generates no revenue by December 31, 2025, then the conversion price reverts to the original conversion price per common stock, iii) the Company has to produce revenues of at least $250,000 prior to December 31, 2025, and iv) the Company will seek approval to increase it authorized common stock by October 31, 2025, this approval was obtained on October 3, 2025.

Increase in authorized share capital

On October 3, 2025, the Company filed restated articles of incorporation with the Secretary of State of the State of Nevada, increasing the authorized capital of the company to 1,600,000,000 shares, of which 1,500,000,000 are designated as common stock and 100,000,000 is designated as preferred shares. The amendment to the articles of incorporation was approved by majority written consent of the shareholders in terms of Nevada Revised Statutes and became immediately effective upon filing.

Joint Venture Agreement

On October 29, 2025, the Company entered into a Limited Liability Company Operating Agreement with Brant Point Solutions, LLC to form a new Delaware limited liability company, Jetties Partners, LLC (d/b/a IPSIPAY) (the “Joint Venture”).

The purpose of the Joint Venture is to develop, market, distribute, and operate real-time financial technology merchant processing payment solutions branded as IPSIPay or PayzliPlus, initially targeting gaming, sportsbook, and casino entertainment markets.

The Agreement outlines the parties’ respective contributions, governance structure, management rights, and other material terms relating to the operation of the Joint Venture. The Company believes that this collaboration will expand its reach within the real-time payments and gaming merchant processing industries through the integration of complementary technologies and market relationships.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net revenue

We had no revenues for the three months ended September 30, 2025 and 2024. We pivoted to focus our attention on the IPSIPay Express joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

Cost of goods sold

We had no cost of goods sold for the three months ended September 30, 2025 and 2024.

General and administrative expenses

General and administrative expenses were $366,117 and $296,438 for the three months ended September 30, 2025 and 2024, respectively, an increase of $69,679 or 23.5%. The increase is primarily due to the following:

i)	Salaries and wages were $159,709 and $140,087 for the three months ended September 30, 2025 and 2024, respectively, an increase of $19,622 or 14.0%. The increase is primarily due to the issue of 25,000,000 shares of restricted stock to our CEO with a fair market value of $92,500, offset by a decrease in payroll expense due to the resignation of our CFO during the first quarter, resulting in a saving of $54,000, the resignation of an administrative member resulting in a saving of $20,321, offset by an increase in our CEO’s salary of $30,000 over the prior year, and a reduction in stock based compensation expense of $30,117 related to the amortization of stock options issued in the prior year.

ii)	Consulting fees were $145,511 and $17,803 for the three months ended September 30, 2025 and 2024, respectively, an increase of $127,708 or 717.3%. The increase is primarily due to an increase in consulting fees of $10,000 due to administrative functions being performed by consultants and additional consulting fees settled by the issuance of restricted stock with a fair market value of $120,250 to consultants who have been advising the Company.

iii)	Audit fees were $14,000 and $12,500 for the three months ended September 30, 2025 and 2024, an increase of $1,500 or 12.0%. The increase represents an increase in our quarterly review fees.

iv)	Professional fees were $10,075 and $11,607 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $1,532 or 13.2%. The decrease is primarily due to a reduction in filing fees.

v)	Legal fees were $19,315 and $89,334 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $70,019 or 78.4%. The decrease is primarily due to the settlement of the unfair dismissal matters which were claimed in the prior year by several individuals.

vi)	Selling and marketing expenses was $325 and $5,991 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $5,666 or 94.6%. Selling and marketing costs related to an endorsement deal with a celebrity ceased during the prior year.

vii)	The balance of the general and administrative expenses was $17,182 and $19,116 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $1,934 or 10.1%. The decrease is made up of several individually insignificant items.

Depreciation and amortization

Depreciation was $543 and $543 for the three months ended September 30, 2025 and 2024. Depreciation is on small office related equipment.

Gain (Loss) on settlement and repricing of convertible notes

Gain on settlement and repricing of convertible notes was $11,719,565 for the three months ended September 30, 2025 and loss on settlement and repricing of convertible notes was$4,541,102 for the three months ended September 30, an increase of $16,260,667 or 358.1%. The gain on settlement and repricing of convertible notes during the current year related to; (i) a loss of $236,312 realized on conversion of certain convertible debt at prices lower than the current market price during the current period and (ii) a gain on repricing of certain convertible debt from prices ranging from $0.0005 to $0.345 per share to $0.01 per share, resulting in a gain of $11,955,877. In the prior period, the loss on settlement and repricing of convertible notes related to (i) a loss of $4,318,669 realized on an anti-dilution adjustment to the conversion feature of certain convertible notes; (ii) a loss of $56,329 realized on the conversion feature of a convertible note which through a no notice default clause, triggered a variable priced conversion liability; and (iii) a loss of $159,493 realized on conversion of certain convertible notes at prices lower than the current market price during the prior year.

Fair value adjustment to price protected warrants

Fair value on price protected warrants was $0 and $2,051,405 for the three months ended September 30, 2025 and 2024, respectively. During the prior year the exercise price of certain warrants were reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.345 to $0.084. This resulted in a Black -Scholes derived valuation difference related to those certain warrants of $2,051,405.

Interest expense

Interest expense was $233,609 and $152,379 for the three months ended September 30, 2025 and 2024, respectively, an increase of $81,230 or 53.3%. The increase is primarily related to the contractual increase in the interest rates on several matured notes which are currently in forbearance and additional notes issued during the current period.

Interest income

Interest income was $13,817 and $9,740 for the three months ended September 30, 2025 and 2024, respectively, an increase of $4,077 or 41.9%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them, we increased our investment in Business Warrior over the second half of the prior year.

Amortization of debt discount

Amortization of debt discount was $48,534 and $233,948 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $185,414 or 79.3%. The decrease is primarily due to the full amortization of debt discount on convertible debt in the prior year. The current period funding and debt discount, and consequent amortization thereof is significantly lower than the prior period.

Derivative liability movements

Derivative liability movements were $(33,292,940) and $5,538,008 for the three months ended September 30, 2025 and 2024, respectively, a net movement of $38,830,948 or 701.2%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt and warrants. The share price increased substantially during the current quarter, resulting in a significant movement in the derivative liability.

Net loss from equity method investment

Net loss from equity method investment was $0 and $88 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $88 or 100.0%. No further expense is being incurred on the Joint Venture, in the prior period expenses were minimal and administrative in nature.

Deemed dividend

Deemed dividend was $34,082 and $426,807 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $392,725 or 92.0%. The deemed dividend in the current and the prior period related to the repricing of warrants and convertible debt. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $22,242,443 and $2,154,959 for the three months ended September 30, 2025 and 2024, respectively, an increase of $20,087,484 or 932.2%. The increase is primarily due to an increase in operating expenses, offset by a gain on repricing of convertible debt. Offset by the derivative liability movements, all discussed in detail above.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net revenue

We had no revenues for the nine months ended September 30, 2025 and 2024. We pivoted to focus our attention on the IPSIPay Express joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

Cost of goods sold

We had no cost of goods sold for the nine months ended September 30, 2025 and 2024.

General and administrative expenses

General and administrative expenses were $791,061 and $1,330,367 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $539,306 or 40.5%. The decrease is primarily due to the following:

i)	Salaries and wages were $344,376 and $614,081 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $269,705 or 43.9%. The decrease is primarily due to the resignation of our CFO, resulting in a saving of $148,500, the resignation of our administrative personnel resulting in a saving of $40,821, offset by an increase in our CEO’s salary of $30,000 over the prior period, a reduction in stock based compensation of $199,859 due to the full amortization of options in the prior period, offset by a restricted stock expense of $92,500 for stock issued to our CEO on August 19, 2025..

ii)	Legal fees were $27,120 and $307,997 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $280,877 or 91.2%. The decrease is primarily due to the prior year legal fees related to unfair dismissal matters which were claimed in the prior year by several individuals.

iii)	Selling and marketing expenses were $325 and $154,864 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $154,539 or 99.8%. Selling and marketing costs related to an endorsement deal with a celebrity ceased during the prior year.

iv)	Consulting fees was $184,207 and $49,803 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $134,404 or 269.9%. The increase is primarily due to an increase in consulting fees of $10,000 due to administrative functions being performed by consultants and additional consulting fees settled by the issuance of restricted stock with a fair market value of $120,250 to consultants who have been advising the Company.

v)	Audit fees were $123,500 and $105,000 for the nine months ended September 30, 2025 and 2024, an increase of $18,500 or 17.6%, primarily due to the timing of invoices received for services provided by our external auditors.

vi)	Research and developments costs was $32,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $32,000 or 100.0%. The increase was due to a cost incurred on developing a new revenue source during the current period.

vii)	Professional fees were $29,060 and $35,441 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $6,381 or 18.0%. The decrease is primarily due to a reduction in solicitation fees incurred in the prior year.

viii)	The balance of the general and administrative expenses was $50,473 and $63,181 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $12,708 or 20.1%. The decrease is made up of several individually insignificant items.

Depreciation

Depreciation was $1,627 and $1,627 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation is on small office related equipment.

Loss on settlement and repricing of convertible notes

Loss on settlement and repricing of convertible notes was $5,966,969 and $4,643,454 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1,323,515 or 28.5%. The loss on convertible debt during the current year related to; (i) a loss of $4,969,841 realized on repriced and anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a penalty on conversion of $61,729 on conversion of convertible debt which is in default; and (iii) a loss of $935,399 realized on conversion of certain convertible debt at prices lower than the current market price during the current period. In the prior period, the loss on convertible debt related to the extension warrants issued to certain noteholders to extend the maturity date of their notes by 6 months, the value of the warrants was determined to be a debt extinguishment and were therefore expensed.

Fair value adjustment to price protected warrants

Fair value on price protected warrants was $8,250,469 and $2,051,405 for the nine months ended September 30, 2025 and 2024, respectively. During the current period, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.084 to $0.0005. This resulted in a Black -Scholes derived valuation difference related to those certain warrants. During the prior year the exercise price of certain warrants were reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.345 to $0.084. This resulted in a Black -Scholes derived valuation difference related to those certain warrants of $2,051,405.

Loss on disposal of assets

Loss on disposal of assets was $0 and $2,600 for the nine months ended September 30, 2025 and 2024, respectively. The loss on disposal of assets relates to costs incurred on disposing of our kiosks in the prior year.

Interest expense

Interest expense was $674,158 and $435,471 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $238,687 or 54.8%. The increase is primarily related to the contractual increase in the interest rates on several matured notes which are currently in forbearance and additional notes issued during the current period.

Interest income

Interest income was $39,616 and $21,019 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $18,597 or 88.5%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them, we increased our investment in Business Warrior over the second half of the prior year.

Amortization of debt discount

Amortization of debt discount was $227,025 and $874,193 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $647,168 or 74.0%. The decrease is primarily due to the full amortization of debt discount on convertible debt in the prior year. The current period funding and debt discount, and consequent amortization thereof, is significantly lower than the prior period.

Derivative liability movements

Derivative liability movements were $(30,657,732) and $6,461,496 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $37,119,228 or 574.5%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt and warrants. The share price increased substantially during the current quarter, resulting in a significant movement in the derivative liability.

Net loss from equity method investment

Net loss from equity method investment was $0 and $660 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $660 or 100.0%. No further expense is being incurred on the Joint Venture, in the prior period expenses were minimal and administrative in nature.

Deemed dividend

Deemed dividend was $1,814,511 and $426,807 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1,387,704 or 325.1%. The deemed dividend in the current and the prior period related to the repricing of warrants and convertible debt. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to common stockholders

Net loss was $48,343,936 and $3,284,069 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $45,059,867 or 1,372.1%. The increase is primarily due to the increase in the loss on convertible debt, the increase in the fair value adjustment to price protected warrants, the negative movement in derivative liabilities and the increase in the deemed dividend expense, offset by the decrease in general and administrative expenses and the amortization of debt discount, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $111.1 million through September 30, 2025 and incurred negative cash flow from operations of $0.5 million for the nine months ended September 30, 2025. Our primary focus is on developing and marketing a proprietary consumer to merchant real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors to generate revenues. No assurances can be given, however, that such revenue generation will commence or be meaningful to us.

At September 30, 2025, we had cash of $7,045 and working capital deficit of $54.8 million, including a derivative liability of $45.0 million, after eliminating the derivative liability our working capital deficit is $9.8 million.

We used cash of $0.5 million and $0.5 million in operations for the nine months ended September 30, 2025 and 2024, respectively. We have reduced our expenditure substantially while we actively seek other revenue generating opportunities

We had no investing activities during the current period. In the prior period we had invested $0.3 million in Business Warrior while we were still pursuing merger discussions with them.

We generated cash of $0.5 million from convertible debt during the current period. In the prior period we generated $1.0 million of notes payable and convertible debt. and repaid $0.3 million of convertible debt.

At September 30, 2025, we had outstanding convertible debt, including interest thereon of $5.5 million, net of unamortized debt discount of $0.1 million and outstanding notes payable, including interest thereon of $1.9 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates ranging from 0% to 18% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to fixed conversion prices of $0.345. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) who also fulfils the role of our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures as of September 30, 2025 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025.

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

As expected, the plaintiff initiated arbitration before the American Arbitration Association (“AAA”) based on the appellate ruling. We had expected the dispute to be resolved by the AAA arbitration process. Management had vigorously defended the claims, intends to continue to continue do so, but there is now a lull in activity as the Arbitrator is weighing several issues, the new date for arbitration was set for May 26 to 29, 2026.

Discovery has been re-opened. The parties remain engaged in informal efforts to resolve the matter but to date have been unable to agree on a resolution. Recent changes in California law may impact the Court’s previous decision that sent this case to arbitration in February 2024.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Between January 7, 2025 and September 30, 2025, in terms of conversion notices received from 6 convertible note holders, the Company issued 365,655,485 shares of common stock for the conversion of $759,011 of convertible debt at a weighted average conversion price of $0.00208 (conversion prices ranging from ($0.0325 to $0.0005) realizing an aggregate loss on conversion of $935,399.

Between October 1, 2025 and October 15, 2025, The Company received conversion notices from convertible note holders converting an aggregate of $472,712 into 36,385,616 shares of common stock at an average conversion price of $0.01299 per share, resulting in a loss on conversion of $423,118.

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

On October 1, 2025, the Company entered into two convertible note agreements pursuant to which the Company issued 2 convertible promissory notes, each totaling $62,500, each with an original issue discount of $12,500, for net proceeds of $50,000 each. The notes are unsecured and mature on July 2, 2026, bearing interest at 10% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 or 90% of the average of the two lowest volume weighted average prices for the 20 days prior to conversion (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

On October 1, 2025, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible promissory note for $50,000 and a five year warrant exercisable for 2,500,000 shares of common stock at an exercise price of $0.04 per share. The note is unsecured and matures on September 30, 2026, bearing interest at 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. The warrants are price protected and any subsequent equity transaction at a lower exercise price will reduce the exercise price of the warrant, to that lower price.

On October 3, 2025, the Company entered into a convertible promissory note agreement for $25,000. The note is unsecured and matures on October 3, 2026, bearing interest at 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events). The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: November 14, 2025	By:	/s/ William Corbett
William Corbett
Principal Officer, Chief Executive Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)