Form 10-K
period 2025-12-31
Innovative Payment Solutions, Inc.
filed 2026-03-31
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2025

or

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

(Address of principal executive offices) (Zip Code)

(707) 609-4797

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,360,334 (based upon the closing sale price of the registrant’s common stock reported on June 30, 2025 of $0.0044 per share). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of March 31, 2026, the issuer had 723,872,547 shares of common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of this Annual Report On Form 10-K) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “project,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan, including our ability to launch and generate revenue from our joint ventures or other digital payment solutions we may seek to develop or commercialize in the future;

●	acceptance by the marketplace of our products and services;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth;

●	the viability of our current intellectual property and intellectual property created in the future;

●	our ability to comply with currently applicable laws and government regulations and those that may be applicable in the future;

●	our ability to retain key employees and third-party service providers;

●	adverse changes in general market conditions for payment solutions and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans and ability to repay outstanding indebtedness; and

●	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially and adversely different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections contained in this Annual Report on Form 10-K. You should thoroughly read this Annual Report on form 10-K with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all our forward-looking statements by these cautionary statements.

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

●	We have had no revenue generating operations to date.

●	We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

●	We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	We have not generated sufficient revenue or cash flow to pay our convertible notes, and conversion of such debt into shares of common stock, which could cause significant dilution.

●	Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

●	Covenant restrictions under our indebtedness may limit our ability to operate our business.

●	We identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	The payment services industry is highly competitive, and many of our competitors are larger and have greater financial and other resources.

●	There is uncertainty as to market acceptance of our technology, products and services.

●	We are dependent on technology networks and systems to process, transmit and securely store electronic information and we could be subject to liability if our technology systems fail to be secure.

●	We are subject to economic risks that could impact the overall level of consumer spending.

●	If consumer confidence in our business deteriorates, our business, financial condition and results of operations could be adversely affected.

●	We expect to be subject to extensive government regulation if we are deemed to be engaged in a regulated business and we are faced with the risk that new regulations applicable to our business will be enacted.

●	The regulatory regime governing digital assets and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

●	The laws and regulations indirectly affecting our industry is constantly evolving and failure to comply could adversely impact our business.

●	We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

●	We may not be able to complete or integrate successfully any potential future acquisitions, partnerships or joint ventures.

●	We are subject to the discretion of administrative enforcement agencies.

●	Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

●	As our business develops, we will need to implement enhanced compliance processes, procedures and controls with respect to the rules and regulations that apply to our business.

●	If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our potential revenues.

●	Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

●	Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

●	Customer complaints or negative publicity about our customer service could affect attractiveness of our services adversely and, as a result, could have an adverse effect on our business, financial condition and results of operations.

●	Our payment system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

●	We may not be able to successfully protect the intellectual property we license or own and may be subject to infringement claims.

●	We may use open-source software in a manner that could be harmful to our business.

●	We do not have and may be unable to obtain sufficient insurance to protect ourselves from business risks.

●	We rely on certain key personnel and in a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified personnel is critical to our success and growth.

●	There is currently a limited public trading market for our common stock and one may never develop.

●	Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

●	Because we became public by means of a reverse merger, we and our shareholders may be faced with regulatory constraints, and we may not be able to attract the attention of brokerage firms.

●	Compliance with the reporting requirements of federal securities laws are expensive and time consuming.

●	Our stock price has been subject to significant volatility, and future volatility may result in our investors incurring substantial losses.

●	Our investors’ ownership will likely be diluted in the future.

●	Our Board of Directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

●	We do not have an independent compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with its financial performance.

●	Limitations on director and officer liability and indemnification of our officers and directors by our articles of incorporation, as amended, and by-laws may discourage stockholders from bringing suit against an officer or director.

●	We are responsible for the indemnification of our officers and directors.

●	We do not expect to pay dividends on our common stock in the foreseeable future.

Item 1. Business

Company Overview

We are a provider of digital payment solutions and services to businesses and consumers.

The Company is currently a fintech provider of digital payment solutions presently focused on, through its participation in joint ventures, to exploit underserved markets and provide sophisticated credit card processing services. The Company has in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

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

2026 Business Developments

IPSIPay Express

Previously, we believed the IPSIPay Express opportunity has great promise, as of the date of this report, IPEX has not been launched, and we have derived no revenue or cash distributions from IPSIPay Express. We have significantly decreased our efforts on developing IPSIPay Express and have focused our attention on new markets, as discussed below.

Jetties Partners, LLC (d/b/a IPSIPAY)(“IPSIPAY”)

On October 29, 2025, we formed a limited liability corporation, Jetties Partners, LLC (“Jetties”), d/b/a IPSIPAY. The Company was formed to develop, market, distribute and operate a merchant processing payment solution, with an initial focus on the gaming industry. The Company consists of two 50% partners, the Company and Brant Point Solutions, LLC (“BP”). The Company issued 200,000,000 shares for its 50% interest in the joint venture, while BP will provide access to and full utilization of technology that may be owned, licensed or controlled by BP, including but not limited to all agreements between BP and United Payment Systems LLC, as well as its presence in the gaming markets.

We expect that revenue will be generated by IPSIPAY through fees derived from merchant processing fees, money transfer fees, and commissions on international bill payment processing. To date, our activities related to IPSIPay Express have included the following:

●	Securing Banking Relationships. To engage in traditional credit card processing, it is necessary to work with qualified banking institutions through which transactions are processed. As of the date of this Report, such relationships are not in place.

●	Securing Customers. Our management has also been working to secure potential customers for IPSIPAY. These customers would include gaming and entertainment businesses.

No assurances can be given that IPSIPAY will be successfully launched or will generate revenues or otherwise have a positive impact on our results of operations. We believe IPSIPAY could be commercially launched and generate initial revenues during the current fiscal year, but no assurances can be provided that this will be achieved or that (i) that we will ever receive distributions of free cash flow from IPSIPAY. Moreover, the IPSIPAY product offering will be targeting so-called “high risk” sectors such as gaming and entertainment, which also carries certain risks.

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

Marketing

We do not have a formal marketing plan. However, we, together with our joint venture partners, have been leveraging existing business relationships, particularly in the gaming and entertainment industries, to attract potential customers to use our payment processing solutions.

Once we have established a core base of customers and are generating sufficient revenues, we will consider the need for a formal marketing plan.

Competition

The payment service business is highly competitive, and continued growth depends on our ability to compete effectively. Companies like Western Union, Money Gram, PayPal, and Venmo, dominate the money remittance business, and most of our competitors have far greater sources of financing, greater name recognition and have been engaged in the industry longer than we have.

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

Government and Environmental Regulation and Laws

We act as a facilitator between consumers and finance product providers and therefore operate in a highly regulated industry. While we do not believe that our core business as a facilitator presently is subject to significant government regulation our finance product providers are subject to a variety of regulations aimed at preventing money laundering and financing criminal activity and terrorism, financial services regulations, payment services regulations, consumer protection laws, currency control regulations, advertising laws and privacy and data protection laws and therefore may expect to experience periodic investigations by various regulatory authorities in connection with the same, which may sometimes result in monetary or other sanctions being imposed upon them. Many of these laws and regulations are constantly evolving and are often unclear and inconsistent with other applicable laws and regulations, making compliance challenging, and may indirectly increase our operating costs and legal risks (or directly should it be determined that our business model is or becomes subject to more extensive regulation). Any violations of any of the foregoing or similar laws, rules or regulations could adversely affect our ability to maintain our business, which could have a material adverse effect on our operations and financial condition.

Human Capital/Employees

As of December 31, 2025, we had 1 full time employee, our Chief Executive Officer and our President and Chief Financial Officer and 1 part-time consultant. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi. or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The transactions contemplated by the SPA closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. As a result, the Company no longer has any business operations in Mexico and has retained its U.S. operations, currently based in Las Vegas, Nevada.

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

On October 29, 2025, we formed a limited liability corporation, Jetties Partners, LLC (“Jetties”), d/b/a IPSIPAY. The Company was formed to develop, market, distribute and operate a merchant processing payment solution, with an initial focus on the gaming industry. The Company consists of two 50% partners, the Company and Brant Point Solutions, LLC (“BP”). The Company issued 200,000,000 shares for its 50% interest in the joint venture, while BP will provide access to and full utilization of technology that may be owned, licensed or controlled by BP, including but not limited to all agreements between BP and United Payment Systems LLC, as well as its presence in the gaming markets.

Corporate Information

Our principal offices are located at 732 S 6th St. #4621, Las Vegas, Nevada, 89101, and our telephone number at that office is (707) 609-4797. Our website address is www.ipsipay.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only.

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

Item 1A. Risk Factors

Risks Relating to Our Company

We have had no revenue generating operations to date.

We have no operating history in our current business model, which makes it difficult to evaluate our future potential. We have yet to demonstrate our ability to overcome the risks frequently encountered in “start-up” companies, including in the payment services industry in the United States, and are still subject to many of the risks common to early stage companies, including the uncertainty as to our ability to implement our business plan, market acceptance of our proposed business and services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is therefore a significant risk that our activities will not result in any material revenues or profit, and the likelihood of our business viability and long-term prospects must be considered in light of the stage of our development. There can be no assurance that we will be able to fulfill our stated business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have no results of operations in our current business model for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to address these risks, and our inability to address these risks could lead to the failure of our business.

We have generated and we will likely continue to generate, operating losses and experience negative cash flows, and it is uncertain whether we will achieve profitability.

For the year ended December 31, 2025 and 2024, we incurred a net loss of approximately $4.4 and $4.1 million, respectively. We have an accumulated deficit of $69.0 million through December 31, 2025. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted.

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

As of December 31, 2025, we had cash and cash equivalents of $29,804. We believe that based on our current operating plan, our existing cash and cash equivalents will not be sufficient to enable us to fund our operations and our debt and other obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. This raises questions about our ability to continue as a going concern. Moreover, we have significant indebtedness due in 2026, and thus we will need significant additional funds to repay our debt, fund our working capital, and fully implement our business plan as we seek to achieve revenues, positive cash flow and profitability. There is a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

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

As of December 31, 2025, we had outstanding convertible notes owed to institutional investors in the aggregate principal amount of approximately $5.4 million, net of debt discount of $0.2 million, which has either matured or is maturing during 2026. To date, we have not generated sufficient revenue or cash flows to pay the balances owed under these notes and provide sufficient working capital to run our business. The outstanding principal amount of the notes is convertible at any time into shares of our common stock at prices ranging from fixed conversion prices of $0.0005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 90% of the average of the two lowest trading prices over a 20-trading day period. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the notes), the notes each will become immediately due and payable and we have agreed to pay additional default interest rates. We may not have sufficient cash resources or access to funding to repay such notes. Moreover, upon conversion of these notes, our current shareholders will suffer dilution, which given the current conversion price of the notes would be significant.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. In connection with our audited financial statements for the year ended December 31, 2025, we identified material weaknesses in our internal controls which included (i) insufficient segregation of duties and oversight of work performed in our accounting and finance function due to limited personnel with the appropriate skill sets and (ii) lack of written policies and procedures to address all material transactions and developments impacting our financial statements. However, given the small size of our company and the current state of our business, we are faced with the risk that we may not always be able to detect errors or omissions in our financial reporting and we face internal control weaknesses in the future. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we experience material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If new material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures from time to time, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

We have implemented joint ventures and commercial partnerships as part of our business, and from time-to-time, we may evaluate possible acquisition transactions, partnerships or joint ventures, some of which may be material. Potential future acquisitions, partnerships and joint ventures may pose significant risks to our existing operations if they cannot be successfully integrated. These projects would place additional demands on our managerial, operational, financial and other resources, create operational complexity requiring additional personnel and other resources and require enhanced control procedures. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired assets, expected synergies or cost savings may not materialize, resulting in lower-than-expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions it may not be possible for us to conduct a detailed investigation of the nature of the assets being acquired due to, for instance, time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. In addition, in connection with any acquisitions, we must comply with various antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our level of indebtedness and could negatively affect our liquidity and restrict our operations. All of the above risks could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

The payment services industry in which we operate is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of more established market players seeking to expand into these businesses. In order to remain competitive, we continually seek to expand the services we offer and to develop new projects. These projects carry risks, such as delays in delivery, performance problems and lack of customer acceptance. In our industry, these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to consumers. In addition, if alternative payment mechanisms become widely available, substituting our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Furthermore, we may be unable to recover the costs we have incurred in developing new services. Our development efforts could result in increased costs and we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients, we are not able to compete effectively with our competitors’ or do not perform as anticipated. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations could be materially adversely affected.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software and telecommunications networks, as well as the data centers that we lease from third parties. Our systems and operations, or those of our third-party providers, could be exposed to damage or interruption from, among other things, fire, flood, natural disaster, power loss, telecommunications failure, vendor failure, unauthorized entry, improper operation and computer viruses. Substantial property and equipment loss, and disruption in operations, as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts to our data center would result in the failure of our computers to operate and would, if for an extensive period, adversely impact our reputation, brand and future prospects.

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

We may use open-source software in connection with our technology and services. The original developers of the open-source code provide no warranties on such code. Moreover, some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code on unfavorable terms or at no cost. The use of such open-source code may ultimately require us to replace certain code used in our products, pay a royalty to use some open-source code or discontinue certain products. Any of the above requirements could be harmful to our business, financial condition and operations.

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

Compliance with the reporting requirements of federal securities laws is expensive and time consuming.

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

Our stock price has fluctuated in the past, has been subject to volatility and may be volatile in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance. For example, the recent war in Iran , the ongoing Russia-Ukraine conflict, and the constant conflicts in the middle east, and volatile inflationary market conditions have caused broad stock market and industry fluctuations. Furthermore, the market prices for companies operating in our industry have experienced extreme volatility. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from our joint venture partners and third parties, vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data.

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

After a lull in activity during which the Arbitrator weighed several issues, the new date for commencement of arbitration was set as May 26 to 29, 2026.

Based on several factors, including a recent decision in the Second District Court of Appeals, we moved to set aside the order imposing arbitration in the Los Angeles Superior Court. That hearing, scheduled for February 6, 2026, may change as a new judge was recently assigned to preside over the case in the Superior Court.

Discovery has been re-opened. The parties remain engaged in informal efforts to resolve the matter but to date have been unable to agree on a resolution. As noted previously and above, recent changes in California law may impact the Court’s previous decision that sent this case to arbitration in February 2024.

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

The last reported sale price of our common stock on the OTCQB on March 30, 2026, was $0.007 per share. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 30, 2026, there were approximately 86 holders of record of our common stock.

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

The following presents certain information regarding our equity incentive plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	13,334	$0.09	13,333
2021 Equity Incentive Plan	1,766,667	3.01	—
Equity compensation plans not approved by security holders
None	—	—	—
Total	1,780,001	$2.99	13,333

Recent Sales of Unregistered Securities

On November 25, 2025, the Company entered into a securities purchase agreement pursuant to which the Company issued a convertible promissory note for $50,000 and a five year warrant exercisable for 50,000 shares of common stock at an exercise price of $0.01 per share. The note is unsecured and matures on November 26, 2026, bearing interest at 8% per annum based on a 360 day trading-year, and is convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Note may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. The warrants are price protected and any subsequent equity transaction at a lower exercise price will reduce the exercise price of the warrant, to that lower price.

On December 5, 2025, the Company entered into two convertible note agreements pursuant to which the Company issued two convertible promissory notes, each totaling $31,250, each with an original issue discount of $6,250, for net proceeds of $25,000 each. The notes are unsecured and mature on September 6, 2026, bearing interest at 10% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 or 90% of the average of the two lowest volume weighted average prices for the 20 days prior to conversion (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

On February 27, 2026, the Company entered issued a convertible promissory note for $50,000. The note is unsecured and matures on February 27, 2027, bearing interest at 8% per annum based on a 360 day trading-year, and is convertible into shares of common stock of the Company at a conversion price of $0.02 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Note may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

On March 12, 2026, the Company entered issued a convertible promissory note for $25,000. The note is unsecured and matures on March 12, 2027, bearing interest at 8% per annum based on a 360 day trading-year, and is convertible into shares of common stock of the Company at a conversion price of $0.02 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Note may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

On March 16, 2026, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued each a convertible promissory note for $80,000 (total $160,000) and to each, a five year warrant exercisable for 8,000,000 (total 16,000,000) shares of common stock at an exercise price of $0.01 per share. The notes are unsecured and mature on March 16, 2027, bearing interest at 8% per annum based on a 360 day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Notes may be prepaid at any time without penalty. The Notes contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. The warrants are price protected and any subsequent equity transaction at a lower exercise price will reduce the exercise price of the warrant, to that lower price.

On March 17, 2026, the Company entered issued a convertible promissory note for $25,000. The note is unsecured and matures on March 17, 2027, bearing interest at 8% per annum based on a 360 day trading-year, and is convertible into shares of common stock of the Company at a conversion price of $0.02 (as adjusted for stock splits, stock combinations, and similar events), unless there is an event of default, as defined in the agreement, whereby the conversion price will be 75% of the lowest volume weighted average prices for the 30 days prior to conversion. The Note may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

The notes and warrants contain conversion limitations providing that a holder thereof may not convert the notes or exercise the warrants, to the extent that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. The holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2025.

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

Overview

We are a fintech provider of digital payment solutions presently focused on credit card processing services for undeveloped and underserved markets. We have in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Development of Jetties Partners, LLC (d/b/a IPSIPAY)(“IPSIPAY”)

On October 29, 2025, we formed a limited liability corporation, Jetties Partners, LLC (“Jetties”), d/b/a IPSIPAY. The Company was formed to develop, market, distribute and operate a merchant processing payment solution, with an initial focus on the gaming industry. The Company consists of two 50% partners, the Company and Brant Point Solutions, LLC (“BP”). The Company issued 200,000,000 shares for its 50% interest in the joint venture, while BP will provide access to and full utilization of technology that may be owned, licensed or controlled by BP, including but not limited to all agreements between BP and United Payment Systems LLC, as well as its presence in the gaming markets.

Inflation

Macro-economic conditions could affect consumer spending adversely and consequently our future operations when we fully launch our e-wallet products commercially. The recent war in Iran and uncertainty and volatility in energy markets may have a ripple effect on inflation, and this may impact consumer’s desire to adopt our products and services and may increase our costs overall. However, as of the date of this report, we do not expect there to be any material impact on our liquidity as forecast in our business plan.

Foreign Exchange Risks

We intend to operate in several foreign countries. Changes and fluctuations in the foreign exchange rate between the US Dollar and other foreign currencies may in future have an effect our results of operations.

Results of Operations for the years Ended December 31, 2025 and December 31, 2024

Net revenue

We had revenue of $0 and $0 for the years ended December 31, 2025 and 2024, respectively. We pivoted to focus our attention on new payment processing joint venture, Jetties LLC, doing business as IPSIPay, serving underserved and niche markets where we expect to generate initial revenues during the 2026 fiscal year.

Cost of goods sold

We had cost of goods sold of $0 and $0 for the years ended December 31, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses were $1,017,188 and $1,883,257 for the years ended December 31, 2025 and 2024, respectively, a decrease of $866,069 or 46.0%. The decrease is primarily due to the following;

(i)	Salaries and wages were $422,209 and $979,514 for the years ended December 31, 2025 and 2024, respectively, a decrease of $557,305 or 56.9%. The decrease is primarily due to the following; (i) the decrease in compensation of $180,321, primarily due to the voluntary reduction of salary by our CEO and a reduction in health care benefits no longer offered to executives, (ii) a reduction in stock based compensation of $198,488 due to the full vesting of more expensive options in the prior year options during the current year; (iii) an increase in restricted stock awards of $92,500 for stock issued to Mr. Corbett, our CEO for services rendered and (iv) a decrease in severance accrual of $278,000 due to the settlement of the Voloshin matter in March 2025.

(ii)	Professional fees were $40,123 and $43,726 for the years ended December 31, 2025 and 2024, respectively, a decrease of $3,603 or 8.2%. The decrease is primarily due to a decrease in fees paid to soliciting agents, offset by immaterial increases in other professional fees.

(iii)	Legal fees were $83,120 and $414,801 for the years ended December 31, 2025 and 2024, respectively, a decrease of $331,681 or 80.0%, primarily related to a reduction in legal activity and therefore expenses on the two ongoing legal matters. Management is moving towards settling the remaining outstanding matter.

(iv)	Selling and marketing costs were $2,264 and $154,864 for the years ended December 31, 2025 and 2024, respectively, a decrease of $152,600 or 98.5%. The decrease is due to a decrease in endorsement fees of $153,405 related to the conclusion of the three-year marketing deal with Mario Lopez in July 2024, offset by a slight increase in other marketing spend.

(v)	Consulting fees were $225,232 and $83,913 for the years ended December 31, 2025 and 2024, respectively, an increase of $141,319 or 168.4%. The increase is primarily due to the increase in business development consulting fees paid to several individuals to assist with the payment processing business plan pursued by the Company.

(vi)	Directors’ fees were $36,000 and $36,000 for the years ended December 31, 2025 and 2024, respectively. Directors’ fees remained the same as the prior period.

(vii)	Audit fees were $137,500 and $117,500 for the years ended December 31, 2025 and 2024, respectively, an increase of $20,000 or 17.0%. The increase is due to an increase in fees agreed to with our auditors.

(vii)	Research and development expenses were $32,000 and $0 for the years ended December 31, 2025 and 2024, respectively, an increase of $32,000 or 100.0%. The increase is due to some research work conducted into the payment processing market.

(viii)	Other general and administrative expenses were $38,740 and $52,939 for the years ended December 31, 2025 and 2024, respectively, a decrease of $14,199 or 26.8%. The decrease is made up of several individually insignificant balances, in line with management’s overall objective of decreasing operational expenditure during the 2025 fiscal year.

Depreciation

Depreciation was $2,169 and $2,169 for the years ended December 31, 2025 and 2024, respectively. No new capital expenditure has been incurred since the prior year.

Investment impairment charge

Investment impairment charge was $424,989 and $0 for the years ended December 31, 2025 and 2024, respectively, an increase of $424,989 or 100.0%. During the current period we impaired the carrying value of the investment made in Business Warrior due to significant doubt over the collectability of the outstanding balance.

Gain (loss) on settlement, cancellation and repricing of securities

Gain (loss) on settlement, cancellation, and repricing of securities was $6,334,116 and $(4,764,680) for the years ended December 31, 2025 and 2024, respectively, an increase of $11,098,796 or 232.9%. The loss on convertible debt during the current year related to; (i) a loss of $4,969,841 realized on repriced and anti-dilution adjustments to the conversion feature of certain convertible debt, compared to a loss of $4,318,669 in the prior year; (ii) a penalty on conversion of $61,729 on conversion of convertible debt which is in default, compared to $117,083 in the prior year ; and (iii) a loss of $1,428,517 realized on conversion of certain convertible debt at prices lower than the current market price during the current period, compared to $170,246 in the prior year, (iv) a gain on the cancellation of certain warrants with derivative liability features of $12,794,203, which were exchange for 10,000,000 shares of common stock. In the prior period, we also incurred a loss of $56,329 realized on the conversion feature of a convertible note which through a no notice default clause, triggered a variable priced conversion liability and an additional loss on debt extinguishment of $102,353.

Fair value adjustment to price protected securities

Fair value on price protected securities was $8,250,469 and $2,051,405 for the years ended December 31, 2025 and 2024, respectively, an increase of $6,199,064 or 302.2%. During the current period, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.084 to $0.0005. This resulted in a Black -Scholes derived valuation difference related to those certain warrants. During the prior year the exercise price of certain warrants were reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.345 to $0.084. This resulted in a Black -Scholes derived valuation difference related to those certain warrants of $2,051,405.

Loss on disposal of assets

Loss on disposal of assets was $0 and $2,600 for the years ended December 31, 2025 and 2024, respectively. The loss on disposal of assets relates to costs incurred on disposing of our kiosks in the prior year.

Interest expense

Interest expense was $902,194 and $603,588 for the years ended December 31, 2025 and 2024, respectively, an increase of $298,606 or 49.5%. The increase is related to new convertible note funding of $817,000 and increased interest rates on certain notes which have matured.

Interest income

Interest income was $53,818 and $32,838 for the years ended December 31, 2025 and 2024, respectively, an increase of $20,980 or 63.9%. The interest income relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them. These amounts have been fully provided for as we are uncertain as to the collectability of the balance outstanding.

Amortization of debt discount

Amortization of debt discount was $318,100 and $1,037,914 for the years ended December 31, 2025 and 2024, respectively, a decrease of $719,814 or 69.4%. The decrease is primarily due to the full amortization of debt discounts raided in the prior year, with limited debt discount incurred in the current year.

Derivative liability movements

Derivative liability movements were $132,791 and $6,892,395 for the years ended December 31, 2025 and 2024, respectively, a decrease of $6,759,604 or 98.1%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible notes and the reset of the exercise price and full ratchet reset of certain warrants during the current year, and the subsequent mark-to-market of these derivatives due to a declining stock price on the exercise of certain convertible notes during the current year.

Operating loss from equity method investment

Net loss from equity method investment was $0 and $819 for the years ended December 31, 2025 and 2024, respectively, a decrease of $819 or 100.0%. The joint venture has been dormant and no expenditure has been incurred during the current year.

Impairment of equity method investments

Impairment of equity method investments was $0 and $705,142 for the years ended December 31, 2025 and 2024, respectively, a decrease of $705,142 or 100.0%. The equity method investment was impaired due to uncertainty as to when, the joint venture will begin generating revenues and the certainty of future business prospects at this time.

Net loss

Net loss was $4,394,384 and $4,126,341 for the years ended December 31, 2025 and 2024, respectively, an increase of $268,043 or 6.5%. the increase is primarily attributable to the decrease in the derivative liability movements and the increase in the fair value adjustment to price protected securities, the investment impairment charge and the increase in interest expense, offset by the gain on settlement, cancellation and repricing of securities, and the decrease in the amortization of debt discount, as described above.

Deemed dividend

Deemed dividend was $1,815,048 and $426,807 for the years ended December 31, 2025 and 2024, respectively, an increase of $1,388,241 or 325.3%. the deemed dividend in the current period related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to a convertible note holder during the current year. The deemed dividend was recorded as a component of additional paid in capital.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $69.0 million through December 31, 2025 and incurred negative cash flow from operations of $0.79 million for the year ended December 31, 2025. Our primary focus is on developing our joint venture arrangement with Brant Point Solutions to provide payment solutions to underserved and under-developed markets with an additional focus on the fast-growing online gaming and entertainment sectors. To date, this joint venture has not generated revenue, but we believe much of the background work necessary for Jetties Partners, d/b/a, IPSIPAY to commence revenue generating operations from payment processing has been completed. No assurances can be given, however, that such revenue generation will commence or be meaningful to us.

At December 31, 2025, we had cash of $29,804 and working capital deficit of $11.6 million, including a derivative liability of $1.6 million. After eliminating the derivative liability our working capital deficit is $10. million.

We used cash of $0.79 million and $0.65 million in operations for the years ended December 31, 2025 and 2024, respectively. Overall cash used in operations increased by $0.14 million.

We generated cash of $0.8 million from convertible notes, In the prior year we generated cash of $1.4 million from promissory notes and convertible notes and repaid $0.4 million of convertible notes.

At December 31, 2025, we had outstanding convertible notes, including interest thereon of $5.4 million, net of unamortized debt discount of $0.2 million and outstanding promissory notes, including interest thereon of $2.0 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at rates ranging from 8% to 18% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.0005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 90% of the average of the two lowest trading prices over a 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Given our losses and negative cash flows, we will be required to raise significant additional funds by issuing equity or equity-linked securities to progress our existing business model with Jetties Partners, d/b/a as IPSIPAY. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support our operations on favorable terms, or at all.

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

Capital Expenditures

Our capital expenditure is dependent on our cash resources, currently we are not forecasting any additional capital expenditure for the 2026 fiscal year.

Critical Accounting Policies

Preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Significant accounting policies are fundamental to understanding our financial condition and results as they require the use of estimates and assumptions which affect the financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies of the Notes to the Financial Statements included in Part II, Item 8 of this Form 10- K for further information.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Financial Statements included in Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

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

Houston Office: 7915 FM 1960 W, Suite 220 Houston, TX 77070 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innovative Payment Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Payment Solutions, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit, which raises substantial doubt about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Based on the previous year’s audits and the reviews performed by RBSM during year ended December 31, 2025, RBSM determined there were no CAM’s for the audit of the year ended December 31, 2025.

PCAOB ID 587
We have served as the Company’s auditor since 2014.
Houston, TX
March 31, 2026

INNOVATIVE PAYMENT SOLUTIONS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets

Current Assets
Cash	$29,804	$526
Other current assets	41,669	7,894
Notes receivable – current portion	-	371,170
Total Current Assets	71,473	379,590

Non-current assets
Plant and equipment	2,689	4,858
Equity method investment	4,200,001	1
Total Non-Current Assets	4,202,690	4,859
Total Assets	$4,274,163	$384,449

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,510,541	$2,986,039
Related party payables	7,832	-
Federal relief loans – current portion	11,184	8,869
Notes payable, net of unamortized discount of $0 and $89,062 respectively	1,997,040	1,669,873
Convertible debt, net of unamortized discount of $200,769 and $80,971, respectively	5,356,624	5,016,205
Convertible debt – related party	253,519	-
Derivative liability	1,581,520	1,138,204
Total Current Liabilities	11,718,260	10,819,190

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	11,868,260	10,969,190

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 100,000,000 and 25,000,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized 710,872,547 and 19,081,446 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	71,087	1,908
Additional paid-in-capital	61,333,014	52,202,117
Accumulated deficit	(68,998,198)	(62,788,766)
Total Stockholders’ Deficit	(7,594,097)	(10,584,741)
Total Liabilities and Stockholders’ Deficit	$4,274,163	$384,449

The accompanying notes are an integral part of these audited financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Twelve months ended	Twelve months ended
	December	December
	2025	2024
Net Revenue	$-	$-
Cost of Goods Sold	-	-

Gross loss	-	-

General and administrative	1,017,188	1,883,257
Depreciation	2,169	2,169
Total Expense	1,019,357	1,885,426

Loss from Operations	(1,019,357)	(1,885,426)

Investment impairment charge	(424,989)	-
Gain (loss) on settlement, cancellation and repricing of securities	6,334,116	(4,764,680)
Fair value adjustment to price protected securities	(8,250,469)	(2,051,405)
Loss on disposal of assets	-	(2,600)
Interest expense	(902,194)	(603,588)
Interest income	53,818	32,838
Amortization of debt discount	(318,100)	(1,037,914)
Derivative liability movements	132,791	6,892,395
Loss before income taxes	(4,394,384)	(3,420,380)
Income taxes	-	-
Net loss after income taxes	(4,394,384)	(3,420,380)

Operating loss from equity method investments	-	(819)
Impairment of equity method investment	-	(705,142)
Total loss from equity method investment	-	(705,961)

Net loss	(4,394,384)	(4,126,341)

Deemed dividend	(1,815,048)	(426,807)
Net loss attributable to Innovative Payment Solutions, Inc. Stockholders’	$(6,209,432)	$(4,553,148)

Basic and diluted loss per share	$(0.02)	$(0.30)

Weighted Average Number of Shares Outstanding - Basic and diluted	317,104,646	15,077,923

The accompanying notes are an integral part of these audited financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	-	$-	13,819,889	$1,382	$50,656,225	$(58,235,618)	$(7,578,011)
Conversion of convertible debt	-	-	5,261,557	526	611,691	-	612,217
Fair value of warrant anti-dilution	-	-	-	-	426,807	(426,807)	-
Fair value of warrants issued for services	-	-	-	-	75,357	-	75,357
Fair value of warrants issued to convertible debt holders	-	-	-	-	109,268	-	109,268
Fair value of warrants issued on debt extinguishment	-	-	-	-	102,353	-	102,353
Stock based compensation	-	-	-	-	220,416	-	220,416
Net loss	-	-	-	-	-	(4,126,341)	(4,126,341)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$(10,584,741)
Conversion of convertible debt	-	-	412,041,101	41,204	2,669,036	-	2,710,240
Fair value of common stock issued for services	-	-	69,750,000	6,975	290,550	-	297,525
Fair value of securities, anti-dilution deemed dividend	-	-	-	-	1,815,048	(1,815,048)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	155,335	-	155,335
Fair value of common stock issued for interest in joint venture	-	-	200,000,000	20,000	4,180,000	-	4,200,000
Fair value of stock issued in exchange for warrants cancelled	-	-	10,000,000	1,000	(1,000)	-	-
Stock based compensation	-	-	-	-	21,928	-	21,928
Net loss	-	-	-	-	-	(4,394,384)	(4,394,384)
Balance at December 31, 2025	-	$-	710,872,547	$71,087	$61,333,014	$(68,998,198)	$(7,594,097)

The accompanying notes are an integral part of these audited financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,394,384)	$(4,126,341)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(132,791)	(6,892,395)
Depreciation	2,169	2,169
Amortization of debt discount	318,100	1,037,914
Gain (loss) on settlement, cancellation and repricing of securities	(6,334,116)	4,764,680
Fair value adjustment to price protected securities	8,250,469	2,051,405
Fair value of common stock issued for services	297,525	-
Fair value of warrants issued for services	-	75,357
Deemed interest income	(53,818)	(28,439)
Unrealized loss on equity method investments	-	819
Impairment of equity method investment	-	705,142
Impairment of notes receivable	424,989	-
Stock based compensation	21,928	220,416
Impairment of deposit	-	5,000
Changes in Assets and Liabilities
Other current assets	(33,775)	25,001
Accounts payable and accrued expenses	(58,485)	962,663
Related party payables	7,832
Interest accruals	896,637	548,533
CASH USED IN OPERATING ACTIVITIES	(787,722)	(648,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable	-	(338,333)
Investment in equity method investment	-	(500)
NET CASH USED IN INVESTING ACTIVITIES	-	(338,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes and convertible notes	817,000	1,318,834
Repayment of convertible notes	-	(381,832)
Proceeds from non-controlling shareholders
NET CASH PROVIDED BY FINANCING ACTIVITIES	817,000	937,002

NET DECREASE IN CASH	29,278	(49,907)
CASH AT BEGINNING OF YEAR	526	50,433
CASH AT END OF YEAR	$29,804	$526

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(5,558)	$(55,055)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$155,335	$109,268
Conversion of convertible debt to equity	$1,281,724	$441,971
Fair value of warrants issued on debt extinguishment	$-	$102,353
Fair value of common stock issued for equity method investments	$4,200,000	$-

The accompanying notes are an integral part of these audited financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational history

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

On December 31, 2019, the Company consummated the disposal of Qpagos Corporation, Qpagos Mexico and Redpag in exchange for 2,250,000 shares (the “Vivi Shares”) of common stock of Vivi Holdings, Inc. (“Vivi. or “Vivi Holdings”) pursuant to a Stock Purchase Agreement dated August 5, 2019 (the “SPA”). Of the 2,250,000 shares of Vivi, nine percent (9%) was allocated as follows: Gaston Pereira (5%), Andrey Novikov (2.5%), and Joseph Abrams (1.5%). The transactions contemplated by the SPA closed on December 31, 2019 after the satisfaction of customary conditions, the receipt of a final fairness opinion and the approval of the Company’s shareholders. As a result, the Company no longer has any business operations in Mexico and has retained its U.S. operations, currently based in Las Vegas, Nevada.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

The Company contributed cash of $1,000,000 to IPSIPay Express to be used for the IPEX business (the “IPSI Capital Contribution”) for a 22.22% membership interest in IPSIPay Express. Each of OpenPath and EfinityPay’s percentage interest in IPSIPay Express is 38.89% The Company paid $200,000 of the initial Tranche on June 21, 2023; $300,000 was paid on August 4, 2023; and$500, 000 Tranche was paid in September 2023.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

a)	Organizational history (continued)

Simultaneously with the funding of the initial Tranche, the Company issued to each of OpenPath and EfinityPay a five-year Common Stock purchase warrant (the “IPEX Warrant”) to purchase 133,334 shares of Common Stock with an exercise price of $0.45 per share. We are still obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 199,999 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the initial Tranche. Simultaneously with the funding of the second Tranche, we are obligated to issue to each of OpenPath and EfinityPay an additional IPEX Warrant to purchase 166,667 shares of Common Stock with an exercise price equal to the average public closing price of the Common Stock for the three trading days immediately prior to the funding of the second Tranche. Since the joint venture is no longer considered viable, we have no intention of issuing the additional warrants to either OpenPath or EffinityPay.

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

b)	Description of current business

The Company is a fintech provider of digital payment solutions presently focused on credit card processing services for undeveloped and underserved markets. We have in the past (under the name IPSIPay) and may in the future develop and operate “e-wallets” that enable consumers to deposit cash, convert it into a digital form and remit funds quickly and securely.

Jetties Partners, LLC (d/b/a IPSIPAY)(“Jetties”)

On October 29, 2025, the Company formed a limited liability corporation, Jetties Partners, LLC (“Jetties”), d/b/a IPSIPAY. Jetties was formed to develop, market, distribute and operate a merchant processing payment solution, with an initial focus on the gaming industry. Jetties consists of two 50% partners, the Company and Brant Point Solutions, LLC (“BP”). The Company issued 200,000,000 shares for its 50% interest in the joint venture, while BP will provide access to and full utilization of technology that may be owned, licensed or controlled by BP, including but not limited to all agreements between BP and United Payment Systems LLC, as well as its presence in the gaming markets.

We expect that revenue will be generated by Jetties through fees derived from merchant processing fees, money transfer fees, and commissions on international bill payment processing.

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

b)	Principles of Consolidation

The financial statements as of December 31, 2025 and 2024, include the financial statements of the Company.

c)	Use of Estimates

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

NOTES TO THE FINANCIAL STATEMENTS

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

The Company’s operations and prospects are and will be subject to significant risks and uncertainties including financial, operational, regulatory, and other risks, including the potential risk of business failure. In particular, there is a risk that that the Company may never generate revenue for the Company. Further, the recent war in the Middle East, with direct involvement of the U.S., and the ongoing wars in Ukraine and between Israel, Hamas and Hezbollah and uncertainties regarding the global energy supply and the impact on the economic environment which may result in a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, vendors and the Company to accurately forecast and plan future business activities, which may have an adverse impact on its business and financial condition and may hamper the Company’s ability to generate revenue and access usual sources of liquidity on reasonable terms.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

g)	Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued additional updates during the year ended December 31, 2025. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s financial statements upon adoption.

h)	Reporting by Segment

The Company adopted FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280) for the annual reporting period ended December 31, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), who is the CEO. All expense categories on the Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The Company’s CODM, reviews financial information for the purpose of making operating decisions, allocating resources, assessing financial performance and making strategic decisions related to headcount and capital expenditures. The CODM regularly reviews net loss as reported on the Company’s statements of operations. The CODM uses net loss as the measure of profit or loss to allocate resources and assess performance.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2025 and 2024, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At December 31, 2025 and 2024, the balances did not exceed federally insured limits.

j)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended December 31, 2025 and 2024.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

k)	Investments (continued)

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

The Company had no revenues for year ended December 31, 2025 and 2024.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Where equity transactions with arms-length third parties, included both shares and warrants, the value of the warrants have been eliminated from the unit price of the securities using a Black-Scholes valuation model to determine the value of the warrants. The assumptions used in the Black Scholes valuation model includes market related interest rates for risk-free government issued treasury securities with similar maturities; the expected volatility of the Company’s common stock based on companies operating in similar industries and markets; the estimated stock price of the Company; the expected dividend yield of the Company and the expected life of the warrants being valued.

Subsequent to the Company’s reverse merger which took place on May 12, 2016, the Company has utilized the market value of its common stock as quoted on the OTCQB, as an indicator of the fair value of its common stock in determining share- based payment arrangements.

p)	Marketing and Advertising costs

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $2,264 and $154,864 for the years ended December 31, 2025 and 2024, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

r)	Income Taxes

The Company is based in the US and currently enacted US tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2025 and December 31, 2024, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the year ended December 31, 2025, the Company had a net loss of $4.4 million. In connection with preparing the financial statements for the year ended December 31, 2025, management evaluated the risks described in Note 2(f) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended December 31, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

4	NOTES RECEIVABLE (continued)

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

We have declared the notes with maturity dates prior to the filing of these financial statements, to be in default with Business Warrior and negotiations regarding the repayment of these notes is ongoing. The Company has been unsuccessful in securing repayment of these notes and accordingly has provided against the collectability of these notes as of December 31, 2025.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued interest	December 31, 2025 Amount, net	December 31, 2024 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$226,190	$186,771
	8.0%	November 1, 2024	30,000	3,682	33,682	31,282
	8.0%	January 1, 2025	35,000	3,905	38,905	36,105
	8.0%	February 1, 2025	50,000	5,271	55,271	51,271
	8.0%	February 1, 2025	15,000	1,568	16,568	15,368
	8.0%	April 27, 2025	50,000	4,373	54,373	50,373
Total Notes receivable			406,190	18,799	424,989	371,170
Less: impairment provision			(406,190)	(18,799)	(424,989)	-
			$-	$-	$-	$371,170

Discount amortized to income as deemed interest during the year ended December 31, 2025 and 2024 was $39,418 and $28,439, respectively.

Interest earned for the year ended December 31, 2025 and 2024 was $14,400 and $4,399, respectively.

5	EQUITY METHOD INVESTMENT

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

5	EQUITY METHOD INVESTMENT (continued)

The Agreement outlines the parties’ respective contributions, governance structure, management rights, and other material terms relating to the operation of the Joint Venture. The Company believes that this collaboration will expand its reach within the real-time payments and gaming merchant processing industries through the integration of complementary technologies and market relationships.

The Company issued 200,000,000 shares of common stock valued at $4,200,000 to induce Brant Point Solutions to utilize its existing contracts and arrangements to provide the payment solution technology to the joint venture.

There has been no business activity since inception of the joint venture.

The Company accounts for its investment in joint ventures in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments for the years ended December 31, 2025 and 2024 is as follow:

	Year ended December 31,
	2025	2024
Equity method Investment
IPSIPay Express
Cash contribution to IPSIPay Express	$999,500	$999,000
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,220
Equity loss from joint venture	(404,101)	(404,101)
	703,619	703,619
Receivable from IPSIPay Express	1,524	1,524
	705,143	705,143
Impairment of investment	(705,142)	(705,142)
Net Investment in IPSIPay Express	$1	$1

Jetties Partners, LLC
Fair value of equity issued to joint venture partners	$4,200,000	$-
Equity loss from joint venture	-	-
Net Investment in Jetties Partners, LLC	$4,200,000	$-

Equity method investments	$4,200,001	$1

Loss from Equity method investments
Loss from joint ventures	$-	$819
Impairment of equity method investments	-	705,142
Total loss from equity method investments	$-	$(705,961)

Financial information from the Jetties Partners, LLC Joint venture is not available as the joint venture, although formed on November 4, 2025, has not commenced operating. Therefore, no summary information is available.

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

The company has accrued interest of $11,184 and $8,869 on this loan as of December 31, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

7	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date*	Principal	Accrued Interest	December 31, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.0%	Matured	$482,000	$189,613	$671,613	$583,648
Mercer Street Global Opportunity Fund, LLC	18.0%	Matured	482,000	189,613	671,613	583,648
2024 notes	0.0 to 18.0%	February 28, 2025 to October 10, 2025	577,778	76,036	653,814	502,577

Total notes payable			$1,541,778	$455,262	$1,997,040	$1,669,873

*	All notes payable are technically in default as they have matured. None of the note payable lenders have formally declared a default to the Company. The company is in process of obtaining forbearance confirmations that the individual notes are not in default. The Company believes it will receive forbearance agreements from the note holders. If the Company is unsuccessful the debt would be in default.

Interest expense totaled $238,105 and $119,151 for the years ended December 31, 2025 and 2024, respectively.

Amortization of debt discount totaled $89,062 and $55,383 for the years ended December 31, 2025 and 2024, respectively.

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

The Exchange Notes had a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%).

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

On March 30, 2026, effective December 31, 2025, Cavalry and Mercer entered into a forbearance agreement with the Company whereby the notes will forbear until May 1, 2026. Thereafter the notes will be in default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

7	NOTES PAYABLE (continued)

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

The 2024 Notes matured between February 28, 2025 and October 10, 2025 and bear interest at rates ranging from 0.0% to 18.0% per annum.

The 2024 Notes have restrictions relating to fundamental transactions which require the approval of the note holder, in addition the note holder has an optional redemption right on subsequent transactions that may require the Company to redeem all or part of the Note, at a premium of 120% of the cash amount of the Note, at the note holder’s discretion.

8	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	Interest Rate		Maturity date***	Principal	Accrued Interest	Unamortized debt discount	December 31, 2025 Amount, net	December 31, 2024 Amount, net
Cavalry Fund I LP	18.00	%*	Matured	$819,371	$117,192	$-	$936,563	$836,942
Mercer Street Global Opportunity Fund, LLC	18.00	%*	Matured	1,042,701	160,105	-	1,202,806	1,051,013
Red Road Holdings Corporation	24.98	%**	Matured	-	-	-	-	20,085
	24.51	%**	Matured	-	-	-	-	173,798
Quick Capital LLC	11.03	%**	Matured	-	-	-	-	64,171

2023, 2024 and 2025 convertible notes	8.00 to 12.00%		Matured to November 26, 2026	3,002,524	415,500	(200,769)	3,217,255	2,870,196

Total convertible notes payable				$4,864,596	$692,797	$(200,769)	$5,356,624	$5,016,205

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.
**	The Red Road Holdings Corporation and Quick Capital LLC, interest rates are effective interest rates as these convertible notes have a fixed interest charge which is earned on the issuance date, regardless of when payments are made.
***	All convertible notes payable are technically in default due the default on the outstanding 7 Knots notes for which a default was declared. The company is in process of obtaining forbearance confirmations that the individual notes are not in default. The Company believes it will receive forbearance agreements from the convertible note holders. If the Company is unsuccessful the convertible debt would be in default.

Interest expense totaled $609,711 and $476,207 for the years ended December 31, 2025 and 2024, respectively.

Amortization of debt discount totaled $229,038 and $982,531 for the years ended December 31, 2025 and 2024, respectively.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

Between September 5, 2024 and November 11, 2024, Cavalry converted an aggregate of $79,608 of principal and $88,876 of interest into 2,005,762 shares of Common Stock at a conversion price of $0.084 per share realizing a loss on conversion of $37,490. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084 (see Derivative liability note below).

Between January 14, 2025 and August 12, 2025, Cavalry converted an aggregate $49,915 of interest into 58,163,177 shares of common stock at an average conversion price of $0.00086 per share. The Company realized a loss on conversion of $162,365.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the year ended December 31, 2025.

On August 13, 2025, the Company entered into an agreement to modify the conversion price of the Cavalry convertible debt from $0.0005 to a conversion price of $0.01 per share of common stock, thereby reducing the number of shares of common stock that the aggregate convertible debt at December 31, 2025 is convertible into from 1,873,126,639 to 93,656,332. This is subject to certain conditions, including i) if the shares of common stock trade above $0.04 during the period expiring on December 31, 2025, the investors may convert up to 10% of the aggregate debt outstanding, ii) if the common stock trades below $0.01 and/or the Company generates no revenue by December 31, 2025, then the conversion price reverts to the original conversion price per common stock, iii) the Company has to produce revenues of at least $250,000 prior to December 31, 2025, and iv) the Company will seek approval to increase it authorized common stock by October 31, 2025, by a number to be determined by the management of the Company, failing which the original terms of the convertible note would prevail. On October 3, 2025, the Company increased its authorized shares of common stock to 1,500,000,000 shares.

The Company was not able to maintain its stock price above $0.01 per share and had not generated any revenues as of December 31, 2025, not meeting the terms of the agreement. However, on March 30, 2026, effective December 31, 2025, the Company entered into a forbearance agreement with Cavalry and Mercer to forbear the convertible notes until May 1, 2026 and to retain the conversion price of $0.01 per share, unless the Company’s common stock trades at or above $0.04 per share at any time during the forbearance period, Cavalry will be eligible to convert an aggregate of 10% of the total outstanding debt, failing which the original terms of the convertible note will prevail.

The balance of the Cavalry Note plus accrued interest at December 31, 2025 was $936,563.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Between August 20, 2024 and November 11, 2024, Mercer converted an aggregate of $197,348 of interest into 2,349,380 shares of Common Stock at a conversion price of $0.084 per share, realizing a loss on conversion of $89,527. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084 (see derivative liability note below).

Between January 14, 2025 and August 12, 2025, Mercer converted an aggregate $52,548 of interest into 61,933,790 shares of common stock at an average conversion price of $0.00085 per share. The Company realized a loss on conversion of $184,992.

In terms of the agreement with Cavalry, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the year ended December 31, 2025.

On August 13, 2025, the Company entered into an agreement to modify the conversion price of the Mercer convertible debt from $0.0005 to a conversion price of $0.01 per share of common stock, thereby reducing the number of shares of common stock that the aggregate convertible debt at December 31, 2025 is convertible into from 2,405,612,206 to 120,280,610 shares. This is subject to certain conditions, including i) if the shares of common stock trade above $0.04 during the period expiring on December 31, 2025, the investors may convert up to 10% of the aggregate debt outstanding, ii) if the common stock trades below $0.01 and/or the Company generates no revenue by December 31, 2025, then the conversion price reverts to the original conversion price per common stock, iii) the Company has to produce revenues of at least $250,000 prior to December 31, 2025, and iv) the Company will seek approval to increase it authorized common stock by October 31, 2025, by a number to be determined by the management of the Company, failing which the original terms of the convertible note would prevail. On October 3, 2025, the Company increased its authorized shares of common stock to 1,500,000,000 shares.

The Company was not able to maintain its stock price above $0.01 per share and had not generated any revenues as of December 31, 2025, not meeting the terms of the agreement. However, on March 30, 2026, effective December 31, 2025, the Company entered into a forbearance agreement with Cavalry and Mercer to forbear the convertible notes until May 1, 2026 and to retain the conversion price of $0.01 per share, unless the Company’s common stock trades at or above $0.04 per share at any time during the forbearance period, Mercer will be eligible to convert an aggregate of 10% of the total outstanding debt, failing which the original terms of the convertible notes will prevail.

The balance of the Mercer Note plus accrued interest at December 31, 2025 was $1,202,806.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

The RRH note 1 was repaid in full during the quarter ended June 30, 2024

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

On January 7, 2025 and January 8, 2025, Red Road Holdings converted principal of $19,819 and interest of $266, totaling $20,085, into 652,654 shares of Common Stock at a weighted average conversion price of $0.0308 (conversion prices ranging from $0.0325 to $0.02782), realizing a loss on conversion of $13,363, thereby extinguishing the note.

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

Between January 13, 2025 and May 8, 2025, RRH converted an aggregate principal amount of $191,772, including an aggregate penalty of $54,000 into 117,230,187 shares of common stock at a weighted average conversion price of $0.00164, realizing a loss on conversion of $116,055.

On May 8, 2025, RRH entered into an assignment agreement, whereby the remaining balance of the convertible note of $77,991 was assigned to a third party, who in turn assigned a portion of the convertible note to eight parties (the “assignees”). Between May 22, 2025 and May 23, 2025, the assignees and the third party converted the remaining RRH 5 note of $77,991 into 88,626,136 shares of common stock at a conversion price of $0.00088 per share, resulting in a loss on conversion of $323,964, and thereby extinguishing the note.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

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

Between January 7, 2025 and December 5, 2025, the Company entered into Securities Purchase Agreements with 6 accredited investors to purchase convertible notes (the “2025 Convertible Notes”), receiving an aggregate of $817,000 in gross proceeds from the 2025 Convertible Notes, net of original issue discount of $43,500.

On April 18, 2025, the Company entered into a debt exchange agreement with our previous CFO, Mr. Rosenblum, whereby $210,000 of accrued payroll was exchanged for a convertible note with an exercise price of $0.02 per share, maturing on January 6, 2026. The note bears interest at 8% per annum. On April 29, 2025, the board of directors amended the exercise price to $0.005 per share.

In terms of the above private placements through the issuance of :

●	the 2023 Convertible Notes, the 2024 Convertible Notes and the 2025 Convertible notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2023 Convertible Notes (the “2023 Warrants”), five year warrants to purchase an aggregate of 579,711 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2024 Convertible Notes (the “2024 Warrants”), and five year warrants to purchase an aggregate of 55,204,761 shares of common stock at exercise prices ranging from $0.0005 to $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2025 Convertible Notes (the “2025 Warrants”). Warrants exercisable for 50,000,000 shares of common stock have price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

2023, 2024 and 2025 Convertible Notes (continued)

The 2023 Convertible Notes, the 2024 Convertible Notes, and the 2025 Convertible Notes bear interest at rates ranging from 0.0% to 18.0% per annum, are convertible into shares of common stock at a conversion price of $0.0005 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). Convertible notes with a principal balance outstanding of $187,500 have a variable priced component to its conversion feature. The conversion price is the lower of $0.01 per share and 90% of the volume weighted lowest average share price over a 20-day trading period, this gives rise to a derivative liability as disclosed in the derivative liability note below.

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

On June 2, 2025, a 2024 convertible note holder converted principal of $2,138 and interest of $2,162, totaling $4,300 into 8,600,000 shares of common stock at a conversion price of $0.0005, realizing a loss on conversion of 54,180.

On September 30, 2025, a 2023 convertible note holder converted principal of $250,000 and interest of $40,500 into 14,525,000 shares of common stock at a conversion price of $0.02 per share, realizing a loss on conversion of $50,838.

On October 9, 2025, a 2023 convertible note holder converted principal of $315,000 and interest of $72,712 into 19,385,616 shares of common stock at a conversion price of $0.02 per share, realizing a loss on conversion of $191,918.

On October 6, 2025, a 2025 convertible note holder with an aggregate principal amount outstanding of $210,000 assigned his note to a third party. On October 15, 2025, the third party converted principal and interest outstanding of $85,000 into 17,000,000 shares of common stock at a conversion price of $0.005 per share, in addition, on December 22, 2025, the third party converted an additional $50,000 of principal and interest into 10,000,000 shares of common stock at a conversion price of $0.005 per share, realizing a total loss on conversion of $301,200.

The 2023 Convertible Notes have an aggregate amount outstanding of $1,763,075 have all matured, and are technically in default, none of the 2023 Convertible Note investors have declared a default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8	CONVERTIBLE NOTES PAYABLE (continued)

2023, 2024 and 2025 Convertible Notes (continued)

The 2024 Convertible Notes have an aggregate amount outstanding of $673,388, of which all convertible notes have matured and are technically in default.

One noteholder with an aggregate amount outstanding of $19,195 declared a default, none of the other investors have declared a default, this investor has not demanded payment as yet.

The 2025 Convertible Notes have an aggregate amount outstanding of $780,792, net of unamortized debt discount of $200,769.

9	DERIVATIVE LIABILITY

The convertible notes and warrants issued by the Company to Cavalry, Mercer and certain of the 2025 noteholders as described in Note 8 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible notes and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

Between September 12, 2023 and December 20, 2023, and between April 2, 2024 and June 25, 2024, the Company entered into convertible note agreements with RRH which have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, which gave rise to a derivative financial liability, which was initially valued at inception of the convertible notes at $416,317 and $268,873, respectively, but limited to the cash value of the convertible notes of $235,000 and $150,000, respectively, using a Black-Scholes valuation model. These notes have subsequently been extinguished.

On August 6, 2024, the Company received a conversion notice from an accredited investor pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion of the note, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share (the “Triggering Event”).

Convertible notes with an aggregate principal and interest balance outstanding on August 6, 2024 of $2,165,578 have such price-based anti-dilution protection. Based on the conversion as described above, the conversion price of these notes was reset to $0.084. In addition, certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which resulted in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370. In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which will reduce the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511.

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

On June 2, 2025, the Company received a conversion notice from an accredited investor, pursuant to which $4,300 of the remaining principal and interest under the note was converted into 8,600,000 shares of Common Stock at a conversion price of $0.0005 per share. As a result of the conversion, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.0005 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share (the “Triggering Event”).

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

9	DERIVATIVE LIABILITY (continued)

Convertible debt with an aggregate principal and interest balance outstanding on June 2, 2025 of $1,988,523 have such price-based anti-dilution protection. Based on the conversion price above, the conversion price of these notes was reset to $0.0005. In addition, certain warrants exercisable for 982,029,937 shares of common stock at an exercise price of $0.001105 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 1,188,256,223 to a total number of shares of Common Stock exercisable for such warrants of 2,170,286,160. In addition to this, certain warrants exercisable for 50,457,897 shares of common stock have exercise price protection which reduced the exercise price of these warrants to between $0.0005 and $0.000585 per share from exercise prices ranging from $0.005 to $0.084 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $223,558.

The value of the derivative liability related to the anti-dilution price protected convertible debt and warrants was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability of $16,925,719 on the convertible debt and $8,250,569 on the warrants.

On August 13, 2025, the Company entered into an agreement to modify the conversion price of certain notes issued to Mercer, Cavalry and affiliated entities from conversion prices ranging from $0.0005 to $0.084 per share, to a conversion price of $0.01 per share of common stock. A total of $2,009,024 of the convertible debt is subject to derivative liability, resulting in a gain on repricing of convertible debt of $11,955,877. In addition, convertible debt with a fixed conversion price and not subject to derivative liability was repriced resulting in a deemed dividend expense of $33,378 and certain warrants were repriced resulting in a deemed dividend expense of $704, resulting in a total deemed dividend expense of $34,082.

The Company was not able to maintain the terms of the August 13, 2025 agreement which required the conversion price to revert back to the pre-agreement price of $0.0005 per share. However, on March 30, 2026, the Company reached an agreement with Cavalry and Mercer to retain the conversion price of $0.01 per share with effect from December 31, 2025 to May 1, 2026.

On October 1, 2025 and December 5, 2025, the Company entered into convertible note agreements with two accredited investors which have variable priced component to its conversion feature. The conversion price is the lower of $0.01 per share and 90% of the volume weighted lowest average share price over a 20-day trading period, which gave rise to a derivative financial liability, which was initially valued at inception at $633,758 and $60,699, respectively, but limited to the cash value of the convertible notes of $100,000 and $50,000, respectively, using a Black-Scholes valuation model.

The net mark-to-market movement of the derivative liability for the year ended December 31, 2025 was $132,791, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2025	Year ended December 31, 2024

Conversion price	$0.0005 to 0.01	$0.0364 to 0.345
Risk free interest rate	3.54 to 4.44%	3.58 to 5.50%
Expected life of derivative liability	3 to 29 months	1 to 41 months
Expected volatility of underlying stock	189.8 to 443.26%	24.3 to 262.09%
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Opening balance	$1,138,204	$1,434,196
Derivative financial liability arising from convertible notes and warrants	150,000	226,329
Derivative liability arising on anti-dilutive convertible notes and warrants	13,220,310	6,370,074
Fair value of derivative liability on cancelled warrants	(12,794,203)	-
Fair value adjustment to derivative liability	(132,791)	(6,892,395)
Closing balance	$1,581,520	$1,138,204

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company has total authorized Common Stock of 1,500,000,000 shares with a par value of $0.0001 each. The Company had 710,872,547 and 19,081,446 shares of Common Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.

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

Between January 7, 2025 and December 22, 2025, in terms of conversion notices received from 9 convertible note holders, the Company issued 412,041,101 shares of common stock for the conversion of principal of $1,034,587 and interest of $247,137, totaling $1,281,724 of convertible debt at a weighted average conversion price of $0.003111 (conversion prices ranging from ($0.0325 to $0.0005) realizing an aggregate loss on conversion of $1,428,517.

On June 27, 2025, the Company entered into a management consulting agreement and granted 250,000 shares to the consultant at a fair market price of $0.0031 per share, totaling $775.

On September 28, 2025, the Company entered into a management consulting agreement and granted 2,000,000 shares to the consultant at a fair market price of $0.0235 per share, totaling $47,000.

On October 21, 2025, the Company issued 200,000,000 shares of common stock valued at $4,200,000 to induce Brant Point Solutions to utilize its existing contracts and arrangements to provide its payment solution technology to the Jetties Partners, LLC entered into as disclosed in note 5 above.

On December 9, 2025, the Company issued 10,000,000 shares of common stock to certain warrant holders in exchange for the cancellation of warrants exercisable for 1,853,425,066 shares of common stock at exercise prices ranging from $0.0005 per share to $4.50 per share.

b.	Restricted stock awards

On August 19, 2025, The Board of Directors authorized the issue of 67,500,000 shares of common stock to various parties, including 25,000,000 shares to Mr. Corbett, the Company CEO. The fair value of the shares on the date of grant was $0.0037 per share, totaling $249,750.

A summary of restricted stock activity during the period January 1, 2024 to December 31, 2025 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2024	783,167	$1.5000	-	$-	783,167	$1.50
Granted and issued	-	-	-	-	-	-
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding December 31, 2024	783,167	$1.5000	-	$-	783,167	$1.50
Granted and issued	67,500,000	0.0037	-	-	67,500,000	0.0037
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding December 31, 2025	68,283,167	$0.0207	-	$-	68,283,167	$0.0207

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

b. Restricted stock awards (continued)

The restricted stock granted, issued and exercisable at December 31, 2025 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.0037	67,500,000	0.0037
$1.4700	683,167	$1.4700
$1.5000	33,333	1.5000
$1.6500	66,667	1.6500
	68,283,167	$0.0207

The Company has recorded an expense of $249,750 and $0 for the year ended December 31, 2025 and 2024, respectively.

c.	Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of December 31, 2025 and December 31, 2024.

As discussed above, the authorized capital of the company to 1,600,000,000 shares, of which 1,500,000,000 are designated as common stock and 100,000,000 is designated as preferred shares.

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

On August 6, 2024, the Company received a conversion notice from an accredited investor pursuant to which $13,833 of the remaining principal, interest and late payment penalty under the note was converted into 164,679 shares of Common Stock at a conversion price of $0.084 per share. As a result of the conversion of the note, all other outstanding warrants of the Company that contain price-based anti-dilution protection had the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

Certain warrants exercisable for 3,145,342 shares of common stock at an exercise price of $0.345 per share, have a full ratchet provision which resulted in an increase in the number of shares of Common Stock exercisable for such warrants by 9,773,028 to a total number of shares of Common Stock exercisable for such warrants of 12,918,370. In addition to this, certain warrants exercisable for 457,897 shares of common stock have exercise price protection which will reduce the exercise price of these warrants to $0.084 per share from $0.345 per share, resulting in a decrease in potential proceeds receivable from the exercise price of such warrants by $119,511. This resulted in a fair value adjustment charge of $2,478,211 of which $2,051,405 was recorded as a charge to the statement of operations as it related to warrants subject to derivative liability treatment and $426,807 was recorded as a deemed dividend expense, as it related to a down round adjustment to the price of a warrant issued during the current year.

On October 22, 2024, the Company entered into a Securities Purchase Agreements with an accredited investor. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 289,855 shares of the Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

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

On March 20, 2025, the Company received a conversion notice from an accredited investor, pursuant to which $2,670 was converted into 2,416,289 equity at a conversion price of $0.001105, As a result of the conversion, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.001105 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.001105 per share (the “Triggering Event”).

Certain warrants exercisable for 12,918,370 shares of common stock at an exercise price of $0.084 per share, have a full ratchet provision which results in an increase in the number of shares of Common Stock exercisable for such warrants by 969,111,567 to a total number of shares of Common Stock exercisable for such warrants of 982,029,937. This resulted in a fair value adjustment charge of $1,968,909 of which $1,618,545 was recorded as a derivative liability charge, for the warrants with derivative liability features and $350,364 was recorded as a deemed dividend for warrants with down round price protection.

On June 2, 2025, the Company received a conversion notice from an accredited investor, pursuant to which $4,300 of principal and interest under a convertible note was converted into 8,600,000 shares of Common Stock at a conversion price of $0.0005 per share. As a result of the conversion, all other outstanding promissory notes and warrants of the Company that contain price-based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.0005 per share and certain warrants of the Company that contain “full ratchet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share (the “Triggering Event”).

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

Certain warrants exercisable for 982,029,937 shares of common stock, which had ratcheted on March 20, 2025, at an exercise price of $0.001105 per share, ratcheted again, resulting in an increase in the number of shares of Common Stock exercisable for such warrants by 1,188,256,223 to a total number of shares of Common Stock exercisable for such warrants of 2,170,286,160. This resulted in a fair value adjustment charge of $8,007,575 of which $6,631,924 was recorded as a derivative liability charge, for the warrants with derivative liability features and $1,375,651 was recorded as a deemed dividend for warrants with down round price protection, not subject to derivative liability.

On August 12, 2025, the Company received a conversion notice from an accredited investor, pursuant to which $5,147 of principal and interest under a note was converted into 8,797,778 shares of Common Stock at a conversion price of $0.000585 per share. As a result of the conversion, a warrant exercisable for 10,000,000 shares of common stock at a conversion price of $0.005, with price protection features, was repriced to an exercise price of $0.000585, resulting in a fair value calculation and deemed dividend expense of $704.

On October 3, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $0.04 per share, with price protection which reduces the exercise price of the warrant for any securities issued at a lower exercise or conversion price, subsequent to the issue date of the warrant as well as adjustments for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale. On November 25, 2025, the exercise price was adjusted based on the issuance of a warrant with an exercise price of $0.01 per share, resulting in a $537 deemed dividend charge.

The triggering events mentioned above resulted in a statement of operations charge for warrants subject to derivative liability of $8,250,469.

The deemed dividend charge for repriced warrants without derivative liability features was $1,727,256. The deemed dividend expense of $1,815,047 includes a charge of $87,792 related to the repricing of convertible notes which do not have derivative liability features.

On November 25 2025, the Company entered into a Securities Purchase Agreement with an accredited investor. In terms of the Securities Purchase Agreement, the Company issued five-year warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.01 per share, with price protection which reduces the exercise price of the warrant for any securities issued at a lower exercise or conversion price, subsequent to the issue date of the warrant as well as adjustments for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On December 9, 2025, in terms of an agreement entered into with two accredited investors, the Company exchanged warrants exercisable for 1,853,425,066 shares of common stock at exercise prices ranging from $0.0005 per share to $4.50 per share, for 10,000,000 shares of common stock, thereby cancelling the warrants. The fair value of the warrants on the date of cancellation was $12,794,203 (See note 9 above).

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

NOTES TO THe FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

	Year ended December 31, 2025	Year ended December 31, 2024

Conversion price	$0.0005 to 0.084	$0.084 to 0.345
Risk free interest rate	3.77 to 4.46%	3.73 to 4.56%
Expected life of derivative liability	1 to 5 years	1 to 5 years
Expected volatility of underlying stock	183.1 to 352.45%	177.78 to 191.61%
Expected dividend rate	0%	0%

A summary of warrant activity during the period January 1, 2024 to December 31, 2025 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	10,442,093	$0.345 to 5.625	$0.626500
Granted	1,796,493	0.084 to 0.345	0.267000
Increase in warrants issued due to anti-dilution price protection	9,773,028	0.0840	0.084000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding December 31, 2024	22,011,614	$0.084 – 5.625	$0.319900
Granted	55,204,761	0.005 to 0.084	0.00474
Increase in warrants issued due to anti-dilution price protection	2,157,367,790	0.0005	0.00050
Cancellation of warrants exchanged for common stock	(1,853,425,066)	0.0005 to $4.50	0.00149
Forfeited	(531,165)	0.0005 to 1.035	0.97430
Exercised	-	-	-
Outstanding December 31, 2025	380,627,934	$0.0005 – 5.625	$0.01052

The warrants outstanding and exercisable at December 31, 2025 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.000500	370,585,100	3.25		370,585,100		3.25
$0.010000	2,550,000	4.76		2,550,000		4.76
$0.345000	6,939,718	2.69		6,939,718		2.69
$0.450000	266,668	2.48		266,668		2.48
$1.500000	33,334	2.61		33,334		2.61
$4.500000	172,225	0.21		172,225		0.21
$5.625000	80,889	0.21		80,889		0.21
	380,627,934	3.25	$0.01052	380,627,934	$0.01052	3.25

The warrants outstanding have an intrinsic value of $4,528,023 and $0 as of December 31, 2025 and December 31, 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

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

On January 7, 2025, in terms of an employment agreement entered into with Mr. Corbett, the Company awarded him ten-year options exercisable for 600,000 shares of common stock at an exercise price of $0.09 per share.

On April 15, 2025, options exercisable for 333,334 shares of Common Stock expired due to the resignation of the Company’s CFO whose options were not exercised in accordance with the terms allowed under the plan and were therefore cancelled.

The fair value of the options granted were determined by using a Black Scholes valuation model using the following assumptions:

	Year ended December 31, 2025	Year ended December 31, 2024

Conversion price	$0.09	$-
Risk free interest rate	4.67%	-%
Expected life of derivative liability	10 years	-
Expected volatility of underlying stock	200.7%	-%
Expected dividend rate	0%	-%

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

A summary of option activity during the period January 1, 2024 to December 31, 2025 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2024	1,520,002	$1.20 to 4.50	$4.46
Granted	-	-	-
Forfeited/Cancelled	(6,667)	1.20	1.20
Exercised	-	-	-
Outstanding December 31, 2024	1,513,335	$1.20 to 4.50	$4.47
Granted	600,000	0.09	0.09
Forfeited/Cancelled	(333,334)	4.50	4.50
Exercised	-	-	-
Outstanding December 31, 2025	1,780,001	$0.09 to 4.50	$2.989

The options outstanding and exercisable at December 31 2025 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.09	600,000	9.02		400,000		9.02
$1.20	13,334	6.71		13,334		6.71
$4.50	1,166,667	6.01		1,166,667		6.01
	1,780,001	7.03	$2.989	1,580,001	$3.36	6.78

The options outstanding have an intrinsic value of $0 as of December 31, 2025 and December 31, 2024.

The option expense was $21,928 and $220,416 for the years ended December 31, 2025 and 2024, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

11	GAIN (LOSS) ON SETTLEMENT, CANCELLATION AND REPRICING OF SECURITIES

The gain (loss) on settlement, cancellation and repricing of securities consists of the following:

	December 31, 2025	December 31, 2024
Penalty on convertible note	$(61,729)	$(117,083)
Loss on conversion of convertible debt	(1,428,517)	(170,246)
Loss on repriced convertible debt	(4,969,841)	(4,318,669)
Fair value gain on cancellation of price protected warrants	12,794,203	-
Expense on extension of maturity date of convertible notes	-	(102,353)
Loss on convertible note default conversion feature	-	(56,329)
	$6,334,116	$(4,764,680)

Penalty on convertible debt

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

Between January 7, 2025 and December 22, 2025, in terms of conversion notices received from 8 convertible note holders, the Company issued 412,041,101 shares of common stock for the conversion of $1,281,724 of convertible debt at a weighted average conversion price of $0.003111 (conversion prices ranging from $0.0005 to $0.0325), realizing an aggregate loss on conversion of $1,428,517.

Loss on repriced convertible debt

On August 6, 2024, the Company received a conversion notice from an accredited note holder converted $13,833 of the remaining principal, interest and late payment penalty under the note into 164,679 shares of Common Stock at a conversion price of $0.084 per share, which is a Triggering Event, and resulted in all of the outstanding convertible debt and warrants of the Company that contain price based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.084 per share and certain warrants of the Company that contain “full-rachet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.084 per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

11	GAIN (LOSS) ON SETTLEMENT, CANCELLATION AND REPRICING OF SECURITIES (continued)

Loss on repriced convertible debt (continued)

The value of the derivative liability related to the anti-dilution price protected convertible notes was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible notes of $4,318,669.

On June 2, 2025, an accredited note holder converted $4,300 of convertible debt and interest into 8,600,000 shares of common stock at a conversion price of $0.0005 per share, which is a Triggering Event and resulted in all of the outstanding convertible debt and warrants of the Company that contain price based anti-dilution protection had the conversion prices of such notes and the exercise price of such warrants adjusted to $0.0005 per share and certain warrants of the Company that contain “full-rachet” anti-dilution price protection had the number of shares exercisable for such warrants increased by the full ratchet provision and the conversion prices of such warrants adjusted to $0.0005 per share.

The value of the derivative liability related to the anti-dilution price protected convertible debt was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible debt of $16,925,718. On August 13, 2025, the Company entered into an agreement with Cavalry and Mercer and their affiliated entities, repricing the conversion feature of certain convertible notes from prices ranging from $0.0005 to $0.345 per share to a conversion price of $0.01 per share, resulting in a gain on repricing of convertible debt and a reduction in derivative liability of $11,955,877, resulting in a net loss on repriced convertible notes of $4,969,841.

Fair value gain on cancellation of price protected warrants

On December 9, 2025, the Company issued 10,000,000 shares of common stock to two accredited investors in exchange for the cancellation of warrants exercisable for 1,853,425,066 shares of common stock at exercise prices ranging from $0.0005 per share to $0.345 per share). Included in these warrants were certain warrants subject to derivative liability due to the cash consideration terms of the warrants. The fair value of these warrants subject to derivative liability was $12,794,203 on the date of cancellation.

Expense on extension of maturity date of convertible notes

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

The debt extinguishments resulted in a charge of $102,353 for the year ended December 31, 2024

Loss on convertible note default conversion feature

The Company was unable to make a payment on a convertible note on July 28, 2024, which resulted in the triggering of a variable priced conversion feature, giving rise to a derivative liability on the payment due date, this gave rise to an additional derivative liability and loss on convertible notes of $56,329.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2025 and 2024, there have been no interest or penalties incurred on income taxes.

The provision for income taxes consists of the following:

	Year ended December 31, 2025	Year ended December 31, 2024
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

A reconciliation of the U.S. Federal statutory income tax to the effective income tax is as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Continuing operations
Tax expense at the federal statutory rate	$(922,821)	$(866,532)
State tax expense, net of federal tax effect	(125,721)	(226,139)
Permanent differences	566,917	387,714
Prior year net operating loss true up	-	(1,020,869)
	(481,625)	(1,725,826)
Deferred income tax asset valuation allowance	481,625	1,725,826
	$-	$-

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

12	INCOME TAXES (continued)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2025	December 31, 2024
Other	$241,491	$241,491
Capital loss	491,275	491,275
Net operating losses	9,107,529	8,625,904
Stock based compensation	511,142	511,142
Valuation allowance	(10,351,437)	(9,869,812)
Net deferred income tax assets	$-	$-

The valuation allowance for deferred income tax assets as of December 31, 2025 and December 31, 2024 was $10,351,437 and $9,869,812, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $481,625 and is primarily attributable to tax operating losses and capital losses realized during the current year.

As of December 31, 2025, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

As of December 31, 2025, the Company had available for income tax purposes approximately $33.8 million in federal and $2.9 million in state net operating loss carry forwards, which may be available to offset future taxable income. $3.5 million of the net operating losses will begin to expire in 2034 and $30.3 million has an indefinite life. Due to the uncertainty of the utilization and recoverability of the loss carryforwards and other deferred tax assets, Management has determined a full valuation allowance for the deferred tax assets since it is more likely than not that the deferred tax assets will not be realizable.

The Company’s ability to utilize the previous Federal operating loss carryforwards may be adjusted if, pursuant to IRC Section 382/383 of the Internal Revenue Code of 1986, as amended, a change of ownership occurs. Management does not believe an ownership change has occurred under IRC Section 382/383. A future change in ownership may result in an adjustment to the loss carryforward.

The Company is subject to taxation in the U.S. and CA state. U.S. federal income tax returns for 2019 and after, remain open to examination. No income tax returns are currently under examination. As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

13	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus common stock equivalents. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2025 and 2024 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31, 2025 (Shares)	Year ended December 31, 2024 (Shares)
Convertible debt	633,829,229	40,731,757
Stock options	1,780,001	1,513,335
Warrants to purchase shares of common stock	380,627,934	22,011,614
	1,016,237,164	64,256,706

14	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

William Corbett

In terms of an employment agreement entered into on January 7, 2025, with Mr. Corbett, which is for a term expiring on December 31, 2025 at a base salary of $20,000 per month, Mr. Corbett was awarded ten-year options exercisable for 600,000 shares of common stock at an exercise price of $0.09 per share. With the resignation of Mr. Rosenblum, disclosed below, Mr. Corbett assumed the role of Chief Executive Officer, Chief Financial Officer and President of the Company.

The option expense for options still vesting for Mr. Corbett was $21,928 and $155,369 for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the company owed Mr. Corbett $7,832 and $0, respectively. Mr. Corbett paid certain operating expenses on behalf of the Company.

Richard Rosenblum

The option expense for options still vesting for Mr. Rosenblum was $0 and $65,047 for the years ended December 31, 2025 and 2024, respectively.

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

Mr. Rosenblum assigned his convertible note to a third party on October 9, 2025.

Mr. Rosenblum resigned all his positions with the Company with effect from January 7, 2025.

INNOVATIVE PAYMENT SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

15	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible notes payable, disclosed under notes 7 and 8 above, which originally matured between June 14, 2024 and October 26, 2026, should the convertible notes not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on these notes.

16	SUBSEQUENT EVENTS

Amendment to the articles of incorporation and increase in authorized shares

On January 14, 2026, the Board of directors authorized the amendment to the articles of incorporation of the Company to increase the authorized shares of common stock from 1,500,000,000 to 5,000,000,000 shares of common stock. The amendment was registered on January 21, 2026.

Conversion of convertible notes

On February 9, 2026, the Company received a conversion notice from a convertible note holder converting an aggregate of $65,000 into 13,000,000 shares of common stock at a conversion price of $0.005 per share, realizing a loss on conversion of $91,000.

As a result of the conversion notices received, warrants exercisable for 2,550,000 shares of common stock that contain price-based anti-dilution protection had the exercise price of such warrants adjusted from $0.01 per share to $0.005 per share effective February 9, 2026.

Convertible note funding

Between February 26, 2026 and March 17, 2026, the Company entered into convertible promissory note agreements with five accredited investors for total gross proceeds of $260,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360-day trading-year and are convertible into shares of common stock of the Company at conversion prices ranging from $0.01 to of $0.02 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. In addition, the Company issued, to two accredited investors, five-year warrants exercisable for 16,000,000 shares of common stock at an initial exercise price of $0.01 per share, with price protection which will reduce the exercise price of the warrant for any equity issuances below the current exercise price. The Note and warrants contain customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes or warrants for public resale. In terms of the Securities Purchase Agreement.

Issuance of common stock

On February 3, 2026, the board of directors of the Company authorized the issuance of 80,000,000 shares of common stock to directors and officers of the Company and to a consultant providing investor relations services. The shares were valued at $1,080,000 on the grant date.

Amendment to convertible debt agreements

Between February 27, 2026 and March 30, 2026, the Company received agreements signed by investors authorizing the forbearance of convertible debt until December 31, 2026 with a principal amount outstanding of $275,000. In exchange for the forbearance, the conversion price was reduced to $0,04 per share. In addition, the Company has obtained verbal confirmation to the forbearance agreements from several convertible note holders. The Company is in the process of formalizing the forbearance agreements with these noteholders who agreed to the forbearance terms.

Other than disclosed above, the Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. Our management has concluded that our internal control over financial reporting continued to be ineffective as of December 31, 2025 as a result of continuing insufficient segregation of duties and oversight of work performed in the finance and accounting function due to limited personnel with the appropriate skill sets. During 2026, our management plans to continue to address these matters with a view towards remediating the weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
William Corbett	66	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director
Madisson Butler	37	Director
David Rios	83	Director

Currently, our Board of Directors consists of three (3) members: William Corbett (Chairman), Madisson Butler, and David Rios. Except for Ms. Butler, who is the daughter of Mr. Corbett, there are no family relationship between the members of our Board of Directors and executive officers.

The following information pertains to the members of our board and executive officers, their principal occupations and other public Company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

William Corbett, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director. Mr. Corbett has been serving as the Company’s Chief Executive Officer and a Director since August 6, 2019 and as its Chairman since February 22, 2021. Mr. Corbett also serves as our Chief Financial Officer from January 7, 2025. He was also the Company’s Interim Chief Financial Officer from August 6, 2019 to July 22, 2021.

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

In addition, our Code of Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our Board of Directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Conduct and Ethics by another. Our Code of Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at Innovative Payment Solutions, 732 S 6th St. #4621, Las Vegas, Nevada 89101. A copy of our Code of Conduct and Ethics can be found at www.ipsipay.com.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation earned in each of the last two fiscal years ended December 31, 2025 and 2024 by our: (i) principal executive officer; (ii) principal accounting officer and (iii) most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of our company as of the end of the last completed fiscal year. The tables below reflect the compensation for the IPSI executive officers who are also named executive officers of the combined company.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards		All other comp.		Total
William Corbett,	2025	$240,000	$-	$-	$21,928	(a)	$1,797	(b)	$263,725
Chairman of the Board and Chief Executive Officer (1)	2024	$180,000	$-	$-	$155,369	(a)	$2,541	(c)	$337,910

Richard Rosenblum	2025	$13,500	$-	$-	$-		$-		$13,500
Chief Financial Officer and President (2)	2024	$216,000	$-	$-	$65,047	(d)	$4,063	(e)	$285,110

(1)	Mr. Corbett was appointed as Chief Executive Officer on August 6, 2019 and appointed as Chairman of the board on February 22, 2021.

(2)	Mr. Rosenblum was appointed as our President and Chief Financial Officer on July 22, 2021, and resigned all his executive positions on January 7, 2025.

(a)

On January 7, 2025, Mr. Corbett was granted a ten-year option exercisable for 600,000 shares of common stock at an exercise price of $0.09 per share, of which 400,000 are vested as at December 31, 2025.

On July 11, 2022, Mr. Corbett was granted a ten-year option exercisable for 500,000 shares of common stock at an exercise price of $4.50 per share, of which all vested, in addition, on August 16, 2021, Mr. Corbett was granted an option with a ten-year term exercisable for 666,667 shares of common stock at an exercise price of $4.50 per share, of which all are vested.

(b)	Consists of $1,797, of car allowance for the benefit of Mr. Corbett.

(c)	Consists of $1,343 of healthcare expenses and $1,198 of car allowance for the benefit of Mr. Corbett.

(d)	Mr. Rosenblum was granted a ten-year option exercisable for 333,334 shares of common stock at an exercise price of $4.50 per share on August 31, 2021, of which all are vested.

(e)	Consists of $2,046 of healthcare expenses and $2,017 of car allowance for the benefit of Mr. Rosenblum.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by our named executive officers at December 31, 2025:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable*	Number of Securities Underlying Unexercised Options Unexercisable*	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options*	Option Exercisable Price*	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
William Corbett	666,667	-	-	$4.50	8/16/2031	-	$-	-	-
	500,000	-	-	$4.50	7/11/2032	-	$-	-	-
	600,000	-	-	$0.09	1/7/2035	-	$-	-	-

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

On August 16, 2021, the Company and Mr. Corbett entered into an Executive Employment Agreement that replaced and superseded the previous executive employment agreement (the “August 2021 Corbett Employment Agreement”). The purpose of the August 2021 Corbett Employment Agreement was to provide a replacement grant for warrants previously granted to Mr. Corbett under the terms of his previous employment agreement with the Company. Pursuant to the August 2021 Corbett Employment Agreement, Mr. Corbett would continue to serve as the Company’s Chief Executive Officer on a full-time basis effective as of the date of the August 2021 Corbett Employment Agreement until the close of business on December 31, 2024. Mr. Corbett’s base salary will be $30,000 per month, which shall be paid in accordance with the Company’s standard payroll practice for its executives, managers and salaried employees. In addition, the August 2021 Corbett Employment Agreement provides that: (1) Mr. Corbett will be eligible for a cash bonus as determined by the board to the extent the Company achieves (or exceeds) annual revenue or other financial performance objectives established by the board, in its sole discretion, from time to time; (2) the Company will grant to Mr. Corbett options to purchase 666,667 shares of common stock of the Company at a per share exercise price of $4.50; and (3) a car allowance for Mr. Corbett in the amount of $800 per month. Fifty percent (50%) of the shares subject to the options shall vest on the grant date and the other 50% of the shares subject to the option shall vest at the rate of 1/36 per month over a three-year period. The options will be exercisable for a period of ten years after the date of grant and the Company shall provide for cashless exercise of the option. The options are being granted pursuant to the Company’s 2021 Stock Incentive Plan.

In addition, the Company and Mr. Corbett entered into an Indemnification Agreement on August 16, 2021 (the “August 2021 Corbett Indemnification Agreement”), pursuant to which the Company agreed to indemnify Mr. Corbett to indemnify Indemnitee to the fullest extent permitted by or under the Nevada Corporation Law in respect of claims, including third-party claims and derivative claims and provides for advancement of expenses. The August 2021 Corbett Indemnification Agreement amends the indemnification agreement in effect prior to entering into the August 2021 Corbett Indemnification Agreement to provide that unless Company shall pay Mr. Corbett’s attorneys’ fees and costs, including the compensation and expenses of any arbitrator, unless the arbitrator or the court determines that (a) Company has no liability in such dispute, or (b) the action or claims by Executive are frivolous in nature. In any other case or matter, the Company and Mr. Corbett shall each bear it’s or his own attorney fees and costs.

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

The following table sets forth information for the fiscal year ended December 31, 2025 regarding the compensation of our directors who on December 31, 2025 were not also our named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards	Other	Total
Madisson Butler (1)	$18,000	$-	$-	$18,000
David Rios(1)	$18,000	$-	$-	$18,000

(1)	As of December 31, 2025, the following table sets forth the number of aggregate outstanding stock awards held by each of our directors who were not also named executive officers:

Aggregate
Number of
Name	Stock Awards
Madisson Butler (1)	5,073,334
David Rios(2)	5,040,001

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

On August 19, 2025, the Company authorized the issuance of 5,000,000 shares of common stock in settlement of $18,500 of outstanding directors’ fees due to Ms. Butler.

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

On August 19, 2025, the Company authorized the issuance of 5,000,000 shares of common stock in settlement of $18,500 of outstanding directors’ fees due to Mr. Rios.

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

The following table shows the information regarding our equity incentive plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	13,334	$0.09	13,333
2021 Equity Incentive Plan	1,766,667	3.01	-
Equity compensation plans not approved by security holders
None	-	-	-
Total	1,780,001	$2.99	13,333

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2026 for:

●	each of our directors and nominees for director;

●	each of our named executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 723,872,547 shares of our common stock on March 30, 2026. We have deemed shares of our common stock subject to options and warrants that are currently exercisable within sixty (60) days of March 30, 2026, to be outstanding and to be beneficially owned by the person holding the warrant or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal business address for each of the individuals and entities listed below is 732 S 6th St. #4621, Las Vegas, Nevada 89101.

We have not deemed shares of common stock to be outstanding for variable priced convertible notes for the purposes of calculating beneficial ownership.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included*		Percentage of Common Stock Beneficially Owned
William Corbett (Chief Executive Officer)	27,266,501	(1)	3.8%
Madisson Butler (Director)	5,073,334	(2)	**
David Rios (Director)	5,040,001	(4)	**
All officers and directors as a group (4 persons)	37,379,836		5.2%
Gary Rulli	55,001,667	(4)	7.6%

*	Excludes any shares deemed to be outstanding on variable priced convertible securities.

**	Less than 1%

(1)	Includes (i) 25,683,167 restricted shares of common stock. (ii) a ten-year option granted to Mr. Corbett on August 16, 2021 exercisable for 666,667 shares of common stock, of which all are vested, (iii) a ten year option granted to Mr. Corbett on July 11, 2022 exercisable for 500,000 shares of common stock at an exercise price of $4.50, all of which are vested, and (iv) a ten year option granted to Mr. Corbett on January 7, 2025 exercisable for 600,000 shares of common stock at an exercise price of $0.09 of which 400,000 are vested and a further 16,667 vest within the next 60 days.

(2)	Consists of 5,066,667 shares of restricted common stock and a ten-year option granted to Ms. Butler on September 15, 2022 exercisable for 6,667 shares of common stock at an exercise price of $1.20, all of which are vested.

(3)	Consists of 5,033,334 shares of restricted common stock and a ten-year option granted to Mr. Rios on September 15, 2022 exercisable for 6,667 shares of common stock at an exercise price of $1.20, all of which are vested.

(4)	Consists of 55,001,667 shares of restricted common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of any transaction occurring during the year ended December 31, 2025 for us and our subsidiaries or any proposed transaction, in which we and our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

There were no transactions concluded with related parties that meet the criteria outlined above.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2025 and 2024 by our auditors:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Audit fees and expenses	$137,500	$117,500
Taxation preparation fees	-	-
Audit related fees	-	-
Other fees	-	-
	$137,500	$117,500

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2025, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 12, 2016, by and among Asiya Pearls, Inc., QPAGOS Merge, Inc. and Qpagos Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-192877) filed with the Securities and Exchange Commission on December 16, 2013)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
3.3	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on June 2, 2016)
3.4	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 6, 2018)
3.5	Certificate of Amendment to the Articles of Incorporation of the Registrant (Name Change) (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on November 4, 2019)
3.6	Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation of the Company, dated August 24, 2023, to effect a 1-for-30 reverse stock split (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 30, 2023)
4.1#	2018 Stock Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C (File No. 000-55648) filed with the Securities and Exchange Commission on May 14, 2018)
4.2#	2021 Stock Incentive Plan (Incorporated by reference to Appendix C to the Definitive Information Statement on Schedule 14A (File No. 000-55648) filed with the Securities and Exchange Commission on September 15, 2021)
4.3	Warrant issued to Pinz Capital Special Opportunities Fund, LP., dated August 5, 2020 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 6, 2020)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
4.5	Form of Original Issue Discount 12.5% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.6	Form of Warrant Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
4.7	Warrant Agreement, dated February 22, 2021, issued to William D. Corbett (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 26, 2021)
4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 15, 2021)
4.10	Description of Securities (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 31, 2022)
4.11	Extension with Cavalry Fund I LP, dated February 3, 2022 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 8, 2022).
4.12	Extension with Mercer Street Global Opportunity Fund, LLC, dated February 3, 2022. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 8, 2022)
4.13	Extension Letter Agreement with Cavalry Fund I LP, dated August 30, 2022. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 2, 2022)
4.14	Extension Letter Agreement with Mercer Street Global Opportunity Fund, LLC, dated August 30, 2022 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on September 2, 2022).
4.15	Promissory Note (Warrant Exchange), dated December 30, 2022, by the Company in favor of Cavalry Fund I LP. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
4.16	Promissory Note (Warrant Exchange) for Mercer Street Global Opportunity Fund, LLC. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)

4.17	Form of Convertible Promissory Note relating to February 2023 private placement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2023)
4.18	Form of Warrant relating to February 2023 private placement (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2023)
4.19	Form of Convertible Promissory Note relating to 2023 note financings (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 000-55648) filed with the Securities and Exchange Commission on August 14, 2023)
4.20	Form of Warrant relating to 2023 note financings (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-55648) filed with the Securities and Exchange Commission on August 14, 2023)
10.1#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.2#	Restricted Stock Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.3#	Indemnification Agreement between Innovative Payment Solutions, Inc. and William Corbett, effective June 24, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on June 29, 2020)
10.4#	Amendment, dated December 14, 2020, to the Executive Employment Agreement between Innovative Payment Solutions, Inc. and William Corbett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on December 16, 2020)
10.5#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective July 27, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on July 28, 2021)
10.6#	Executive Employment Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, First Amendment, effective August 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8- K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.7#	Indemnification Agreement between Innovative Payment Solutions, Inc. and Richard Rosenblum, effective August 20, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on August 20, 2021)
10.8	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 3, 2021)
10.10	Form of Securities Purchase Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.11	Form of Registration Rights Agreement, dated February 16, 2021 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on February 17, 2021)
10.12	Note Amendment, dated December 30, 2022, between the Company and Cavalry Fund I LLP (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023).
10.13	Note Amendment, dated December 30, 2022, between the Company and Mercer Street Global Opportunity Fund, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-55648) filed with the Securities and Exchange Commission on January 5, 2023)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K (File No. 333-192877) filed with the Securities and Exchange Commission on May 13, 2016)
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 000-55648) filed with the Securities and Exchange Commission on March 31, 2021)
31.1*	Certification of William Corbett, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of William Corbett, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
99.1	Assignment and Transfer Agreement by and between Pinz Capital Special Opportunities Fund, L.P. and Cavalry Fund I LP, dated October 20, 2020 (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 (File No. 333-250132) filed with the Securities and Exchange Commission on November 16, 2020)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interaction Data File (embedded within the Inline XBLR document)

*	Filed herewith.
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Innovative Payment Solutions, Inc.

Date: March 31, 2026	By:	/s/ William Corbett
William Corbett
Chief Executive Officer, Interim Chief Financial Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ William Corbett	Chief Executive Officer and Chairman	March 31, 2026
William Corbett	(Principal Executive Officer)

/s/ Madisson Butler	Director	March 31, 2026
Madisson Butler

/s/ David Rios	Director	March 31, 2026
David Rios