Form 10-Q
period 2026-03-31
Innovative Payment Solutions, Inc.
filed 2026-05-15
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 950,362,723 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this Report and in the “Business,” “Risk Factors” and other sections of the 2025 Form 10-K. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets
Cash	$11,602	$29,804
Other current assets	45,821	41,669
Total Current Assets	57,423	71,473

Non-current assets
Plant and equipment	2,359	2,689
Equity method investment	4,200,001	4,200,001
Total Non-Current Assets	4,202,360	4,202,690
Total Assets	$4,259,783	$4,274,163

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,345,311	$2,510,541
Related party payables	-	7,832
Federal relief loans – current portion	11,840	11,184
Notes payable	2,060,228	1,997,040
Convertible debt, net of unamortized discount of $191,847 and $200,769, respectively	5,734,682	5,356,624
Convertible debt – related party	258,253	253,519
Derivative liability	563,437	1,581,520
Total Current Liabilities	10,973,751	11,718,260

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000

Total Liabilities	11,123,751	11,868,260

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 100,000,000 and 25,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	-	-
Common stock, $0.0001 par value; 5,000,000,000 and 1,500,000,000 shares authorized 806,872,547 and 710,872,547 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	80,687	71,087
Additional paid-in-capital	62,639,001	61,333,014
Accumulated deficit	(69,583,656)	(68,998,198)
Total Stockholders’ Deficit	(6,863,968)	(7,594,097)
Total Liabilities and Stockholders’ Deficit	$4,259,783	$4,274,163

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2026	2025

Net Revenue	$-	$-

Cost of Goods Sold	-	-

Gross loss	-	-

General and administrative	1,144,963	254,308
Depreciation and amortization	330	542
Total Expense	1,145,293	254,850

Loss from Operations	(1,145,293)	(254,850)

Loss on settlement and repricing of convertible notes	(138,008)	(2,487,213)
Fair value adjustment to price protected warrants	-	(1,618,545)
Interest expense	(226,110)	(212,743)
Interest income	-	12,607
Amortization of debt discount	(94,130)	(118,056)
Derivative liability movements	1,018,083	928,979
Loss before Income Taxes	(585,458)	(3,749,821)

Income Taxes	-	-
Net loss	(585,458)	(3,749,821)
Deemed dividend	-	(350,364)
Net loss attributable to common stockholders	$(585,458)	$(4,100,185)

Basic and diluted loss per share	$(0.00)	$(0.12)
Weighted Average Number of Shares Outstanding – Basic and diluted	765,505,880	34,821,561

See accompanying notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	-	$-	710,872,547	$71,087	$61,333,014	$(68,998,198)	$(7,594,097)
Conversion of convertible debt	-	-	13,000,000	1,300	154,700	-	156,000
Fair value of common stock issued for services	-	-	83,000,000	8,300	1,020,700	-	1,029,000
Fair value of warrants issued to convertible debt holders	-	-	-	-	85,208	-	85,208
Fair value of convertible debt extinguishment	-	-	-	-	44,008	-	44,008
Stock based compensation	-	-	-	-	1,371	-	1,371
Net loss	-	-	-	-	-	(585,458)	(585,458)
Balance at March 31, 2026	-	$-	806,872,547	$80,687	$62,639,001	$(69,583,656)	$(6,863,968)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$(10,584,741)
Conversion of convertible debt	-	-	54,807,989	5,481	331,821	-	337,302
Fair value of securities anti-dilution deemed dividend	-	-	-	-	350,364	(350,364)	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,735	-	52,735
Stock based compensation	-	-	-	-	17,815	-	17,815
Net loss	-	-	-	-	-	(3,749,821)	(3,749,821)
Balance at March 31, 2025	-	$-	73,889,435	$7,389	$52,954,852	$(66,888,951)	$(13,926,710)

See accompanying notes to unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,458)	$(3,749,821)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(1,018,083)	(928,979)
Depreciation	330	542
Amortization of debt discount	94,130	118,056
Loss on settlement and repricing of convertible notes	138,008	2,487,213
Fair value of shares issued for services	1,029,000	-
Fair value of price protected warrants	-	1,618,545
Deemed interest income	-	(9,056)
Stock based compensation	1,371	17,815
Changes in Assets and Liabilities
Other current assets	(4,152)	4,495
Accounts payable and accrued expenses	(175,094)	3,675
Related party payables	(7,832)	5,106
Interest receivable	-	(3,551)
Interest accruals	224,578	212,340
CASH USED IN OPERATING ACTIVITIES	(303,202)	(223,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	-	151
Proceeds from notes payable and convertible debt	285,000	223,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	285,000	223,151

NET DECREASE IN CASH	(18,202)	(469)
CASH AT BEGINNING OF YEAR	29,804	526
CASH AT END OF PERIOD	$11,602	$57

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$(1,533)	$(404)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible debt	$85,208	$52,735
Conversion of convertible debt to equity	$62,000	$230,798

See notes to the unaudited condensed financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2026 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the quarter ended March 31, 2026. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed financial statements upon adoption.

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2026 and December 31, 2025, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At March 31, 2026 and December 31, 2025, the balance did not exceed federally insured limits.

i)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2026 and 2025.

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

The Company’s revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

The	Company had no revenues for the three months ended March 31, 2026 and 2025.

n)	Share-Based Payment Arrangements

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

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $2,655 and $0 for the three months ended March 31, 2026 and 2025, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

q)	Income Taxes

The Company is based in the U.S. and currently enacted U.S. tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2026 and December 31, 2025, there have been no interest or penalties incurred on income taxes.

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

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the three months ended March 31, 2026, the Company had a net loss of $0.6 million. In connection with preparing the unaudited condensed financial statements for the three months ended March 31, 2026, management evaluated the risks described in Note 2(e) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended March 31, 2026 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and, ultimately, becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that there is substantial doubt about its ability to continue as a going concern.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

4	NOTES RECEIVABLE

We have declared the notes receivable with business Warrior to be in default and negotiations regarding the repayment of these notes is ongoing. The Company has been unsuccessful in securing repayment of these notes and accordingly has provided against the collectability of these notes as of March 31, 2026.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued interest	March 31, 2026 Amount, net	December 31, 2025 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$226,190	$226,190
	8.0%	November 1, 2024	30,000	3,682	33,682	33,682
	8.0%	January 1, 2025	35,000	3,905	38,905	38,905
	8.0%	February 1, 2025	50,000	5,271	55,271	55,271
	8.0%	February 1, 2025	15,000	1,568	16,568	16,568
	8.0%	April 27, 2025	50,000	4,373	54,373	54,373
Total Notes receivable			406,190	18,799	424,989	424,989
Less: impairment provision			(406,190)	(18,799)	(424,989)	(424,989)
			$-	$-	$-	$-

Discount amortized to income as deemed interest during the three months ended March 31, 2026 and 2025, was $0 and $9,056, respectively.

Interest earned for the three months ended March 31, 2026 and 2025 was $0 and $3,551, respectively.

5	EQUITY METHOD INVESTMENT

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

The Company issued 200,000,000 shares of common stock valued at $4,200,000, the fair market value of the common stock at issuance date, to induce Brant Point Solutions to utilize its existing contracts and arrangements to provide the payment solution technology to the joint venture.

The Company is expecting to finalize two revenue generating contracts with customers during the second quarter, however, there has been no business activity since inception of the joint venture.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

5	EQUITY METHOD INVESTMENT (continued)

The Company accounts for its investment in joint ventures in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments for the three months ended March 31, 2026 and the year ended December 31, 2025 is as follow:

	March 31,	December 31,
	2026	2025
Equity method Investment
IPSIPay Express
Cash contribution to IPSIPay Express	$999,500	$999,500
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,720
Equity loss from joint venture	(404,101)	(404,101)
	703,619	703,619
Receivable from IPSIPay Express	1,524	1,524
	705,143	705,143
Impairment of investment	(705,142)	(705,142)
Net Investment in IPSIPay Express	$1	$1

Jetties Partners, LLC
Fair value of equity issued to joint venture partners	$4,200,000	$4,200,000
Equity loss from joint venture	-	-
Net Investment in Jetties Partners, LLC	$4,200,000	$4,200,000

Equity method investments	$4,200,001	$4,200,001

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

The company has accrued interest of $11,840 and $11,184 on this loan as of March 31, 2026 and December 31, 2025, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

7	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date*	Principal	Accrued Interest	March 31, 2026	December 31, 2025
Cavalry Fund I LP	18.0%	Matured	$482,000	$211,303	$693,303	$671,613
Mercer Street Global Opportunity Fund, LLC	18.0%	Matured	482,000	211,303	693,303	671,613
2024 notes	0.0 to 18.0%	February 28, 2025 to October 10, 2025	577,778	95,844	673,622	653,814

Total notes payable			$1,541,778	$518,450	$2,060,228	$1,997,040

Interest expense totaled $63,188 and $53,578 for the three months ended March 31, 2026 and 2025, respectively.

Amortization of debt discount totaled $0 and $46,195  for the three months ended March 31, 2026 and 2025, respectively,

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

On March 30, 2026, effective December 31, 2025, Cavalry and Mercer entered into a forbearance agreement with the Company whereby the notes will forbear until May 1, 2026. The forbearance period has expired and the notes are in default.

2024 Notes

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

As of March 31, 2026, the 2024 Notes with an aggregate amount outstanding of $355,038, have matured and have not entered into forbearance agreements, are technically in default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT

Convertible debt payable consists of the following:

Description	Interest Rate		Maturity date**	Principal	Accrued Interest	Unamortized debt discount	March 31, 2026 Amount, net	December 31, 2025 Amount, net
Cavalry Fund I LP	18.00	%*	Matured	$819,371	$154,063	$-	$973,434	$936,563
Mercer Street Global Opportunity Fund, LLC	18.00	%*	Matured	1,042,701	207,027	-	1,249,728	1,202,806
2023, 2024, 2025 and 2026 convertible notes	8.00 to 12.00%		Matured to March 19, 2027	3,227,019	476,348	(191,847)	3,511,520	3,217,255

Total convertible notes payable				$5,089, 091	$837,438	$(191,847)	$5,734,682	$5,356,624

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.
**	All convertible notes payable are technically in default due the default on a 2024 convertible note for which a default was declared. The Company is in the process of obtaining forbearance agreements from certain convertible note holders. If the Company is unsuccessful the convertible debt would be in default.

Interest expense totaled $146,136 and $157,594 for the three months ended March 31, 2026 and 2025, respectively.

Amortization of debt discount totaled $94,130 and $71,862 for the three months ended March 31, 2026 and 2025, respectively.

The Cavalry, Mercer, and certain of the 2025 convertible notes have variable conversion prices based on a discount to market price of trading activity over a specified period of time. The variable conversion features were valued using a Black Scholes valuation model. The difference between the fair market value of the Common Stock and the calculated conversion price on the issuance date was recorded as a debt discount with a corresponding credit to derivative financial liability.

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

Cavalry Fund LLP (continued)

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

The Company was not able to maintain its stock price above $0.01 per share and had not generated any revenues as of December 31, 2025, not meeting the terms of the agreement. However, on March 30, 2026, effective December 31, 2025, the Company entered into a forbearance agreement with Cavalry and Mercer to forbear the convertible notes until May 1, 2026 and to retain the conversion price of $0.01 per share, unless the Company’s common stock trades at or above $0.04 per share at any time during the forbearance period, Cavalry will be eligible to convert an aggregate of 10% of the total outstanding debt, failing which the original terms of the convertible note will prevail. The forbearance agreement expired on May 1, 2026, placing the notes into a technical default, although no default has been declared as yet. The conversion price reverted to $0.0005 per share on May 1, 2026, a new agreement has not been reached with Cavalry

The balance of the Cavalry Note plus accrued interest at March 31, 2026 was $973,434.

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

The Company was not able to maintain its stock price above $0.01 per share and had not generated any revenues as of December 31, 2025, not meeting the terms of the agreement. However, on March 30, 2026, effective December 31, 2025, the Company entered into a forbearance agreement with Cavalry and Mercer to forbear the convertible notes until May 1, 2026 and to retain the conversion price of $0.01 per share, unless the Company’s common stock trades at or above $0.04 per share at any time during the forbearance period, Mercer will be eligible to convert an aggregate of 10% of the total outstanding debt, failing which the original terms of the convertible notes will prevail. The forbearance agreement expired on May 1, 2026, placing the notes into a technical default, although no default has been declared as yet. The conversion price reverted to $0.0005 per share on May 1, 2026, a new agreement has not been reached with Mercer.

The balance of the Mercer Note plus accrued interest at March 31, 2026 was $1,249,728.

2023, 2024, 2025 and 2026 Convertible Notes

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

Between February 27, 2026 and March 19, 2026, the Company entered into Securities Purchase Agreements with 6 accredited investors to purchase convertible notes (the “2026 Convertible Notes”), receiving an aggregate of $285,000 in gross proceeds from the 2026 Convertible Notes, net of debt discount of $85,208.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

8	CONVERTIBLE DEBT (continued)

2023, 2024, 2025 and 2026 Convertible Notes (continued)

In terms of the above private placements through the issuance of :

●	the 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible notes, the 2026 convertible notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2023 Convertible Notes (the “2023 Warrants”), five year warrants to purchase an aggregate of 579,711 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2024 Convertible Notes (the “2024 Warrants”), five year warrants to purchase an aggregate of 55,204,761 shares of common stock at exercise prices ranging from $0.0005 to $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2025 Convertible Notes (the “2025 Warrants”) and three year to purchase an aggregate of 1,250,000 shares of common stock at exercise price of $0.02 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events) and five year to purchase an aggregate of 16,000,000 shares of common stock at exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2026 Convertible Notes (collectively, the “2026 Warrants”) warrants. Certain of the warrants have price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

The 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes and the 2026 convertible notes bear interest at rates ranging from 8.0% to 18.0% per annum, are convertible into shares of common stock at a conversion price ranging from $0.0005 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

Convertible notes with a principal balance outstanding of $187,500 have a variable priced component to its conversion feature. The conversion price is the lower of $0.01 per share and 90% of the volume weighted lowest average share price over a 20-day trading period, this gives rise to a derivative liability as disclosed in the derivative liability note below.

The 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes and the 2026 Convertible notes may be prepaid at any time without penalty.

The Company is under no obligation to register the shares of Common Stock underlying the 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes, the 2026 Convertible notes, or the 2023 Warrants, the 2024 Warrants, the 2025 Warrants and the 2026 Warrants, for public resale.

The 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes, the 2026 Convertible notes and the 2023 Warrants, the 2024 Warrants, the 2025 Warrants and the 2026 Warrants, contain conversion limitations providing that a holder thereof may not convert or exercise such securities to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

2023, 2024, 2025 and 2026 Convertible Notes (continued)

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

On February 9, 2026, the third party converted an additional $62,000 of principal and interest into 13,000,000 shares of common stock at a conversion price of $0.005 per share, realizing a loss on conversion of $94,000.

The 2023 convertible notes have an aggregate outstanding balance of $1,792,558. 2023 Convertible Notes with an aggregate amount outstanding of $1,322,740 have matured, have not entered into forbearance agreements, and are technically in default, none of the 2023 Convertible Note investors have declared a default.

The 2024 Convertible Notes have an aggregate amount outstanding of $685,237. 2024 Convertible Notes with an aggregate amount outstanding of $343,238 have matured, have not entered into forbearance agreements and are technically in default. One noteholder with an aggregate amount outstanding of $19,951 declared a default, none of the other investors have declared a default, this investor has not demanded payment as yet.

The 2025 Convertible Notes have an aggregate amount outstanding of $830,144, net of unamortized debt discount of $109,288. 2025 Convertible Notes with an aggregate amount outstanding of $294,906 have matured, have not entered into forbearance agreements and are technically in default.

The 2026 Convertible Notes have an aggregate amount outstanding of $203,581, net of unamortized debt discount of $82,558.

9	DERIVATIVE LIABILITY

The convertible debt and warrants issued by the Company to Cavalry, Mercer, Quick Capital and certain of the 2025 Convertible Note holders, as described in Note 8 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible debt and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible debt using a Black-Scholes valuation model.

In addition, certain convertible notes and warrants have anti-dilution price protection which results in a reduction in the conversion price of the convertible note and in the case of certain warrants an increase in the amount of shares issuable upon a reduction in exercise price, a Triggering event. There were no triggering events during the quarter ended March 31, 2026.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

9	DERIVATIVE LIABILITY (continued)

The net mark-to-market movement of the derivative liability for the three months ended March 31, 2026 was a net mark-to-market credit of $1,018,083, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Three months ended March 31, 2026	Year ended December 31, 2025

Conversion price	$0.004739 to 0.01	$0.0005 to 0.01
Risk free interest rate	3.70 to 3.72%	3.54 to 4.44%
Expected life of derivative liability	3 to 6 months	3 to 29 months
Expected volatility of underlying stock	186.99 to 189.60%	189.8 to 443.26
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	Three months ended March 31, 2026	Year ended December 31, 2025

Opening balance	$1,581,520	$1,138,204
Derivative financial liability arising from convertible notes and warrants	-	150,000
Derivative liability arising on anti-dilutive convertible notes and warrants	-	13,220,310
Fair value of derivative liability on cancelled warrants	-	(12,794,203)
Fair value adjustment to derivative liability	(1,018,083)	(132,791)
Closing balance	$563,437	$1,581,520

10	STOCKHOLDERS’ EQUITY

a.	Common Stock

On January 14, 2026, the Board of directors authorized the amendment to the articles of incorporation of the Company to increase the authorized shares of common stock from 1,500,000,000 to 5,000,000,000 shares of common stock. The amendment was registered on January 21, 2026.

The Company has total authorized Common Stock of 5,000,000,000 shares with a par value of $0.0001 each. The Company had 806,872,547 and 710,872,547 shares of Common Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

On February 9, 2026, in terms of a conversion notice received from a convertible note holder, the Company issued 13,000,000 shares of common stock for the conversion of principal and interest of $62,000 of convertible debt at a conversion price of $0.005, per share, realizing a loss on conversion of $94,000.

On February 3, 2026, in terms of a board resolution the company issued 50,000,000 shares of common stock to its board of directors and CEO. See Restricted stock below.

On February 3, 2026, the Board approved the issuance of 30,000,000 shares of common stock to a consultant, at a fair market price of $0.0126 per share for a total consideration of $378,000.

On March 12, 2026, the Company entered into a management consulting agreement and granted 3,000,000 shares to the consultant at a fair market price of $0.007 per share, totaling $21,000.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

b.	Restricted stock awards

On February 3, 2026, The Board of Directors authorized the issue of 50,000,000 shares of common stock, 10,000,000 to each of our two directors and 30,000,000 shares to Mr. Corbett, the Company CEO. The fair value of the shares on the date of grant was $0.0126 per share, totaling $630,000.

A summary of restricted stock activity during the period January 1, 2025 to March 31, 2026 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2025	783,167	$1.5000	-	$-	783,167	$1.50
Granted and issued	67,500,000	0.0037	-	-	67,500,000	0.0037
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding December 31, 2025	68,283,167	$0.0207	-	$-	68,283,167	$0.0207
Granted and issued	50,000,000	0.0126	-	-	50,000,000	0.0126
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding March 31, 2026	118,283,167	$0.0173	-	$-	118,283,167	$0.0173

The restricted stock granted, issued and exercisable at March 31, 2026 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.0037	67,500,000	0.0037
$0.0126	50,000,000	0.0126
$1.4700	683,167	$1.4700
$1.5000	33,333	1.5000
$1.6500	66,667	1.6500
	118,283,167	$0.0173

The Company has recorded an expense and settled outstanding liabilities as follows:

Grant date	Number of shares granted	Vesting terms	Grant date fair value	Expensed during the period	Liability settled

February 3, 2026	50,000,000	Immediate	$630,000	$553,000	$77,000

c.	Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of March 31, 2026 and December 31, 2025.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

Between March 16 and March 19, 2026, the Company entered into a Securities Purchase Agreement with three accredited investors. In terms of the Securities Purchase Agreement, the Company issued three-year warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $0.02 per share and five-year warrants to purchase an aggregate of 16,000,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants have price protection which reduces the exercise price of the warrant for any securities issued at a lower exercise or conversion price, subsequent to the issue date of the warrant as well as adjustments for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the warrants for public resale.

The 2023, 2024, 2025 and 2026 Warrants contain exercise limitations providing that a holder thereof may not exercise the Warrants to the extent that, if after giving effect to such exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of the Common Stock immediately after giving effect to such exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

	Three months ended March 31, 2026	Year ended December 31, 2025

Exercise price	$0.01 to 0.02	$0.0005 to 0.084
Risk free interest rate	3.79 to 3.80%	3.77 to 4.46%
Expected life of derivative liability	3 to 5 years	1 to 5 years
Expected volatility of underlying stock	197.25 to 211.22%	183.1 to 352.45%
Expected dividend rate	0%	0%

A summary of warrant activity during the period January 1, 2025 to March 31, 2026 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2025	22,011,614	$0.084 – 5.625	$0.319900
Granted	55,204,761	0.005 to 0.084	0.00474
Increase in warrants issued due to anti-dilution price protection	2,157,367,790	0.0005	0.00050
Forfeited	(1,853,425,066)	0.0005 to $4.50	0.00149
Exercised	(531,165)	0.0005 to 1.035	0.97430
Outstanding December 31, 2025	380,627,934	$0.0005 – 5.625	$0.01052
Granted	17,250,000	0.01 to 0.02	0.01072
Forfeited	(552,438)	0.0005 to 5.625	2.22652
Exercised	-	-	-
Outstanding March 31, 2026	397,325,496	$0.0005 – 1.5000	$0.00745

The warrants outstanding and exercisable at March 31, 2026 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.000500	370,285,776	3.01		370,285,776		3.01
$0.010000	18,550,000	4.90		18,550,000		4.90
$0.020000	1,250,000	2.97		1,250,000		2.97
$0.345000	6,939,718	2.45		6,939,718		2.45
$0.450000	266,668	2.23		266,668		2.23
$1.500000	33,334	2.37		33,334		2.37
	397,325,496	3.08	$0.00745	397,325,496	$0.00745	3.08

The warrants outstanding have an intrinsic value of $2,443,886 and $4,528,023 as of March 31, 2026 and December 31, 2025, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

10	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options

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

A summary of option activity during the period January 1, 2025 to March 31, 2026 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2025	1,513,335	$1.20 to 12.00	$4.47
Granted	600,000	0.09	0.09
Forfeited/Cancelled	(333,334)	4.50	4.50
Exercised	-	-	-
Outstanding December 31, 2025	1,780,001	$0.09 to 12.00	$2.989
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2026	1,780,001	$0.09 to 12.00	$2.989

The options outstanding and exercisable at March 31, 2026 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.09	600,000	8.78		425,000		8.78
$1.20	13,334	6.46		13,334		6.46
$4.50	1,166,667	5.77		1,166,667		5.77
	1,780,001	6.79	$2.989	1,605,001	$3.305	6.79

The options outstanding have an intrinsic value of $0 as of March 31, 2026 and December 31, 2025.

The option expense was $1,371 and $17,815 for the three months ended March 31, 2026 and 2025, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

11	LOSS ON SETTLEMENT AND REPRICING OF CONVERTIBLE NOTES

The loss on settlement and repricing of convertible notes consists of the following:

	Three months ended March 31,
	2026	2025
Penalty on convertible debt	-	(39,229)
Loss on conversion of convertible debt	(94,000)	(106,504)
Loss on repriced convertible debt	-	(2,341,480)
Loss on debt extinguishment	(44,008)	-
	$(138,008)	$(2,487,213)

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

On February 9, 2026, in terms of conversion notices received from a convertible note holder, the Company issued 13,000,000 shares of common stock for the conversion of $62,000, plus fees of $3,000 at a conversion price of $0.005 per share, realizing a loss on conversion of $94,000.

Loss on repriced convertible debt

In the prior year, as a result of the conversion of the convertible debt, in 2025, referred to in the paragraph above, all other outstanding convertible debt of the Company that contain price-based anti-dilution protection had the conversion prices of such notes adjusted to $0.001105 per share (the “Triggering Event”).

In the prior year, the value of the derivative liability related to the anti-dilution price protected convertible debt was evaluated immediately prior to the Triggering Event and immediately after the Triggering Event, resulting in an additional derivative liability and loss on convertible debt of $2,341,480.

Loss on debt extinguishment

Between February 27, 2026 and March 4, 2026, the Company and certain convertible note holders entered into forbearance agreements, extending the maturity date of the convertible debt to December 31, 2026 in exchange for a reduction in the conversion price of the convertible debt to between $0.02 and $0.04 per share. This was evaluated in terms of ASC 470, debt modifications and extinguishments, and determined to be a debt extinguishment. The loss realized on the convertible debt repricing was an aggregate of $44,008.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

12	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2026 and 2025 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
	(Shares)	(Shares)
Convertible debt	669,844,166	1,978,891,288
Stock options	1,780,001	2,113,335
Warrants to purchase shares of Common Stock	397,325,496	993,777,942
	1,068,949,663	2,974,782,565

13	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

William Corbett

The option expense for options still vesting for Mr. Corbett was $1,371 and $17,815 for the three months ended March 31, 2026 and 2025, respectively.

On February 3, 2026, the board of directors granted Mr. Corbett 30,000,000 shares of common stock with a fair market value of $0.0126 per share, totaling $378,000.

As of March 31, 2026 and December 31, 2025, the company owed Mr. Corbett $0 and $7,832, respectively. Mr. Corbett paid certain operating expenses on behalf of the Company.

Madisson Butler

On February 3, 2026, the board of directors granted Ms. Butler 10,000,000 shares of common stock as directors fees with a fair market value of $0.0126 per share, totaling $126,000.

David Rios

On February 3, 2026, the board of directors granted Mr. Rios 10,000,000 shares of common stock as directors fees with a fair market value of $0.0126 per share, totaling $126,000.

14	COMMITMENTS AND CONTINGENCIES

The Company has notes payable and convertible debt, disclosed under Notes 7 and 8 above, of which $355,038 and $1,960,883, respectively, have already matured, have not entered into forbearance agreements and are technically in default.  Should the convertible debt not be converted to Common Stock prior to their maturity dates, the Company may need to repay the principal and interest outstanding on this convertible debt.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

15	SUBSEQUENT EVENTS

Employment Agreement entered into by joint venture partner

On April 14, the Company issued 10,000,000 shares of common stock to an individual, in terms of a March 20, 2026 employment agreement entered into by Brant Point Solutions, the company’s Jetties joint venture partner, for the position of Vice President of payments. In terms of the employment agreement, the Company issued 10,000,000 shares of common stock to the individual and is committed to issue an additional 10,000,000 shares of common stock and 5,000,000 shares of common stock on March 30, 2027 and March 30, 2029, respectively, provided the individual remains employed by the Company.

Conversion of convertible debt

On April 20, 2026, in terms of a conversion notice received from a convertible note holder, the Company issued 1,491,353 shares of common stock for the conversion of principal and interest of $29,827 of convertible debt at a conversion price of $0.02 per share, realizing a gain on conversion of $22,370.

On April 29, 2026, in terms of a conversion notice received from a convertible note holder, the Company issued 7,818,000 shares of common stock for the conversion of principal and interest of $36,090 of convertible debt, plus a fee of $3,000 at a conversion price of $0.005 per share, realizing a loss on conversion of $2,818.

Settlement of legal liability

In terms of the settlement agreement entered into with Voloshin, et al on March 4, 2025, the Company issued an aggregate of 27,180,823 shares of common stock on April 6, 2026 to settle the outstanding liability of $543,616, including a liquidated damages penalty of $100,000 for not adhering to the original settlement terms, thereby extinguishing the legal settlement liability. The company realized a net gain on settlement of the legal liability of $247,915, including the liquidated damages penalty.

Amendment to convertible debt agreements

Between April 29, 2026 and May 7, 2026, the Company received agreements signed by investors authorizing the forbearance of convertible debt until December 31, 2026 with a principal amount outstanding of $570,000. In exchange for the forbearance, the conversion price was reduced to $0,04 per share.

License Agreement with Fintechnology Asia Pacific Lanka

Effective April 27, 2026, the Company entered into a joint venture operating agreement with FINAP Worldwide Co. W.L.L (“FINAP”), to form a joint venture company, Finap USA, LLC (“Finap USA”), owned 50% by the Company and 50% by FINAP, the sole purpose of which is to hold the Intellectual; Property License Agreement, between the licensors, Fintechnology Asia Pacific Lanka, Ltd (“FAPL”) and Cixor (Private) limited (“Cixor”), both of which are wholly owned subsidiaries of FINAP.

FAPL is the owner of certain financial technology platforms, software systems, and associated intellectual property and Cixor is the owner of certain payment technology platforms, software systems and associated intellectual property. FAPL and Cixor have agreed to license their technology platforms and payment technology platforms to Finap USA, on an exclusive, perpetual basis for the United States of America, including all fifty states, the District of Columbia, and all US territories and possessions; and Canada and Mexico.

The licensed products include the following:

ECORU (FAPL)

Core Banking platform

Enterprise-grade core banking system providing multi-entity, multi-currency general ledger, loan management, regulatory reporting, and full API connectivity. Serves as the institutional ledger backbone for financial service providers.

OCEANUS (FAPL)

Neo-Banking Platform

Next-generation digital banking platform providing mobile wallet, digital account opening and management, bank-to-bank transfers, merchant ecosystem connectivity, and open banking API layer. Deployed across 10+ international markets.

MULA (FAPL)

Field Agent Application

Mobile field agent banking application enabling on-ground agent onboarding, KYC verification, compliance workflows, and customer management. Applicable to multi-location operator environments.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed Financial Statements

15	SUBSEQUENT EVENTS (continued)

License Agreement with Fintechnology Asia Pacific Lanka (continued)

iPayLater (FAPL)

Buy Now Pay Later

Closed-loop consumer and B2B Buy Now Pay Later platform. Enables customers to split purchases installments within the operator ecosystem using in-ecosystem spending behavior. B2B functionality enables operators to finance inventory and operational expenses in installments.

CLORI (FAPL)

Asset Finance Platform

Asset finance and leasing management platform providing end-to-end lifecycle management of asset-backed financing, including origination, drawdown, repayment scheduling, and regulatory reporting.

CIXOR PAYDAY (Cixor)

Earned Wage Access

Patent-pending WageTech platform, providing dual-sided earned wage access. Employer-integrated payroll system allows employees to view accrued wages in real time and withdraw a portion before scheduled payday via the CIXOR PayDay mobile application. Employer rollover options of 7, 14, and 21 days supported.

Cixor CashDay (Cixor)

Merchant Liquidity / Invoice Finance

Invoice-linked business liquidity platform providing real-time working capital advances against confirmed receivables within the closed-loop ecosystem. No external credit bureau dependency. Repayment automated from incoming settlements. Solves acute cash flow gaps for compliance-intensive operators.

CIXOR PayNow (Cixor)

Closed Loop Payments

Closed-loop payment platform and RFID-enabled payment card (formerly known as CIXOR PayCard) operating entirely within the FINAP Inc USA ecosystem without dependence on open card network scheme providers. Eliminates scheme provider fee barriers (typically 3–5% for compliance-intensive operators). Zero chargeback exposure. Enables wage disbursement to employees (linked to CIXOR PayDay) and consumer payment at merchant locations. Supports both mobile and physical card-based transactions.

Finap USA will pay a one-time license fee of $600,000 for the licenses granted to it, to be paid by applying 10% of gross monthly revenue to the fee after all operational costs of Finap USA have been met, before making any distributions to the members.

The Company will manage the Finap USA joint venture and will be responsible for marketing, sales and distribution of the technology platforms.

The Company was obligated to issue 100,000,000 common shares to FINAP in terms of the operating agreement. These shares were issued on April 30, 2026.

Convertible debt funding

On May 7, 2026, the Company entered into Securities Purchase Agreements with an accredited investor to purchase a convertible note for gross proceeds of $50,000, bearing interest at 8% per annum and maturing on May 7, 2027. The note is convertible into shares of common stock at an exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company also issued a five-year warrant to purchase an aggregate of 5,000,000 shares of common stock at exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the Convertible Note. The warrant has price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

Other than disclosed above, the Company has evaluated subsequent events through the date of the financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Dilution Risk

Our shareholders face significant dilution risk due to the fixed price convertible debt and variable price convertible debt totaling $5,734,682, net of debt discount of $191,847 and convertible debt due to a related party of $258,253, as of March 31, 2026.

As of March 31, 2026, we calculated that the potential dilutive impact of conversion of the convertible notes is a total of 669,844,166 shares of common stock. However, a forbearance agreement with certain significant convertible note holders expired on May 1, 2026, resulting in a fixed conversion price reverting to $0.0005 per share which will increase the potential number of dilutive shares by 3,776,481,230.

The dilutive risk will also be effected by any increases or decreases of our stock price due to the variable nature of the conversion price of certain notes with a total outstanding balance of $2,418,961 as of March 31, 2026. Any decreases in stock price below $0.01 per share increases the dilutive potential of these convertible notes, which have a maximum conversion price of $0.01 per share.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net revenue

We had no revenues for the three months ended March 31, 2026 and 2025. We pivoted to focus our attention on the Jetties IPSIPay joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

The Company will, through its joint venture operations, earn a commission percentage of the gross amount of transactions processed through the payment processing platforms its owns or licenses from third parties. The income will be disclosed as equity investment income earned from our joint ventures and will be net of operating expenses incurred in those joint ventures. We expect that the joint venture operations will distribute the excess cash flow to the joint venture parties on a regular basis.

Cost of goods sold

We had no cost of goods sold for the three months ended March 31, 2026 and 2025.

General and administrative expenses

General and administrative expenses were $1,144,963 and $254,308 for the three months ended March 31, 2026 and 2025, respectively, an increase of $890,655 or 350.2%. The increase is primarily due to the following:

(i)	Salaries and wages were $350,912 and $111,548 for the three months ended March 31, 2026 and 2025, respectively, an increase of $239,364 or 214.6%. The increase is primarily due the issue of restricted stock to our CEO valued at $378,000, offset by a credit to payroll taxes and accrued payroll of $97,444, accrued in previous periods and no longer payable, a reduction in stock based compensation of $16,444, primarily due to the immediate vesting of a portion of options granted in the prior year, and a reduction in payroll expenses of $31,500 due to the to the resignation of our CFO and administrative personnel in the prior year.

(ii)	Consulting fees were $416,343 and $17,000 for the three months ended March 31, 2026 and 2025, respectively, an increase of $399,343 or 2,349.1%. The increase is primarily due to a stock award to a consultant, valued at $378,000, and a further increase in administrative consulting expenses of $21,343.

(iii)	Directors fee were $184,000 and $9,000 for the three months ended March 31, 2026 and 2025, respectively, an increase of $175,000 or 1,944.4%. The increase is due to an additional accrual for legal fees as restricted stock was awarded to our directors valued at $252,000 which was offset against our existing directors fee accrual of $77,000 and the additional $175,000 accrual.

(iv)	Legal fees were $91,000 and $3,805 for the three months ended March 31, 2026 and 2025, respectively, an increase of $87,195 or 2,291.6%. The increase is primarily due to arbitration expenses and legal fees for the settlement of the unfair dismissal matters which were claimed in prior years by several individuals.

(v)	Audit fees were $70,000 and $95,500 for the three months ended March 31, 2026 and 2025, a decrease of $25,500 or 26.7%, primarily due to the timing of invoices received from our auditors.

(vi)	The balance of the general and administrative expenses was $32,708 and $17,455 for the three months ended March 31, 2026 and 2025, respectively, an increase of $15,253 or 87.4%. The increase is made up of several individually insignificant items.

Depreciation and amortization

Depreciation was $330 and $543 for the three months ended March 31, 2026 and 2025. Depreciation is on small office related equipment.

Loss on settlement and repricing of convertible debt

Loss on settlement and repricing of convertible debt was $138,008 and $2,487,213 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $2,349,205 or 94.5%. The decrease is primarily due to the prior year loss of $2,341,480 realized on an anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a prior year penalty on conversion of 39,229 of convertible debt which is in default; and (iii) a decrease in loss of $12,504 realized on conversion of certain convertible debt at prices lower than market prices; and (iv) a debt extinguishment charge of $44,008 during the current year, due to forbearance agreements entered into with certain convertible noteholders to modify the conversion price of convertible notes in exchange for an extension of the maturity date to December 31, 2026.

Fair value on price protected warrants

Fair value on price protected warrants was $0 and $1,618,545 for the three months ended March 31, 2026 and 2025, respectively. During the prior year, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.084 to $0.001105. This resulted in a Black -Scholes derived valuation difference related to those certain warrants.

Interest expense, net

Interest expense was $226,110 and $212,743 for the three months ended March 31, 2026 and 2025, respectively, an increase of $13,367 or 6.3%. The increase is primarily related to additional convertible notes issued during the current year, offset by convertible notes converted into equity in the prior year.

Interest income

Interest income was $0 and $12,607 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $12,607 or 100.0%. The interest income in the prior year relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them.

Amortization of debt discount

Amortization of debt discount was $94,130 and $118,056 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $23,926 or 20.3%. The decrease is primarily due to convertible note funding significantly lower than the prior year.

Derivative liability movements

Derivative liability movements were $1,018,083 and $928,979 for the three months ended March 31, 2026 and 2025, respectively, a net movement of $89,104 or 9.6%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt and the subsequent mark-to-market of these derivatives due to a declining stock price and the expiration of certain warrants subject to derivative liability.

Net loss

Net loss was $585,458 and $3,749,821 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $3,164,363 or 84.4%. The decrease is primarily due to the decrease in the Loss on settlement and repricing of convertible debt, and the decrease in the fair value adjustment on price protected warrants, offset by the increase in general and administrative expenses, as discussed in detail above.

Deemed dividend

Deemed dividend was $0 and $350,364 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $350,364 or 100.0%. the deemed dividend in the prior year related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to a convertible note holder during the prior year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $585,458 and $4,100,185 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $3,514,727 or 85.7%. The decrease is primarily due to the decrease in net loss and the decrease in deemed dividend as discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $69.6 million at March 31, 2026 and incurred negative cash flow from operations of $0.3 million for the three months ended March 31, 2026. Our primary focus is on our Jetties IPSIPay joint venture to develop and market  real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. To date, this joint venture has not generated revenue, but we believe much of the background work necessary to commence revenue generating operations from payment processing has been completed, we are also actively seeking alternative payment processing opportunities. No assurances can be given, however, that such revenue generation will commence or be meaningful to us.

At March 31, 2026, we had cash of $11,602 and working capital deficit of $10.9 million, including a derivative liability of $0.5 million. After eliminating the derivative liability our working capital deficit is $10.4 million.

We used cash of $0.3 million and $0.2 million in operations for the three months ended March 31, 2026 and 2025, respectively. We maintain minimal expenditure while we actively seek other revenue generating opportunities

We generated cash of $0.3 million from convertible debt during the current year. In the prior year we generated $0.2 million of convertible debt.

At March 31, 2026, we had outstanding convertible debt, including interest thereon of $5.7 million, net of unamortized debt discount of $0.2 million and outstanding notes payable, including interest thereon of $2.1 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates ranging from 8% to 18% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 90% of the two lowest volume weighted average prices over a 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

Given our losses and negative cash flows, we will be required to raise significant additional funds by issuing equity or equity-linked securities to progress our existing business model. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Moreover, there is a risk that financing may be unavailable to support our operations on favorable terms, or at all.

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

Capital Expenditures

Our capital expenditure is dependent on our cash resources, currently we are not forecasting any capital expenditure for the 2026 fiscal year.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) who also fulfils the role of our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures as of March 31, 2026 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026.

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

Within 5 days of March 4, 2025, the Company agreed to pay $100,000 (the “First Payment”) and within 60 days the Company agreed to pay a further $100,000 including interest thereon at 10% per annum from March 5, 2025, and within 240 days, a final payment of $300,000, including interest thereon at 10% per annum from March 5, 2025. The initial payment of $100,000 was made on March 24, 2025. The Company had not made any further payments in terms of the settlement agreement.

Any breach of the terms of the settlement agreement will result in a payment to the Plaintiffs of liquidated damages of $25,000 for each event of default.

On April 6, 2026, the Company issued an aggregate of 27,180,823 shares of common stock to settle the outstanding liability of $543,616, including interest and a liquidated damages penalty of $100,000 for not adhering to the original settlement terms, thereby extinguishing the legal settlement liability. The company realized a net gain on settlement of $247,915, including the liquidated damages penalty.

Minkovich v. Corbett, et al.

On May 26, 2022, Mr. Jan Minkovich (“Minkovich”) filed a lawsuit in California Superior Court in Los Angeles County (Minkovich v. Corbett, et al., CASE NO. 22CHCV00377) against the Company and its Chairman and Chief Executive Officer William Corbett. The complaint asserts six causes of action for: (i) breach of contract; (ii) nonpayment of wages; (iii) waiting time penalties; (iv) failure to indemnify for alleged employee business expenses; (v) violation of Section 17200 of the California Business and Professional Code; and (vi) wrongful termination of employment in violation of public policy. Minkovich seeks $570,000 in damages, penalties, and attorneys’ fees plus shares equal to five percent (5%) ownership of our company.

Mr. Minkovich bases his claim in part on the unilateral expectation that he receive 2.7 million shares of the company. Assuming he is owed any shares, a claim which we dispute, after the reverse 30-1 split he would receive only 90,000 shares.

Through prior counsel, the Company and Mr. Corbett filed a motion to compel arbitration. The motion was denied on October 4, 2022. Again, through prior counsel, the Company and Mr. Corbett then appealed that decision to the California Court of Appeal. As a result of the appeal, the court case was stayed until the appeal was decided. As a result of the stay, the demurrer (the equivalent of a motion to dismiss) filed through prior counsel was not decided.

On February 27, 2024, the California Court of Appeal, Second District, reversed the Superior Court’s decision denying our motion to compel arbitration. The Court of Appeal remanded the case to the Superior Court with directions to issue a new order compelling to arbitration the parties’ dispute regarding the enforceability of the arbitration clause. As the prevailing parties, the Company and Mr. Corbett were awarded costs on appeal. This firm timely filed the cost bill on appeal, which value is less than $2,000.

The plaintiff then initiated arbitration before the American Arbitration Association (“AAA”) based on the appellate ruling (AAA case number Case 01-24-0005-5191). Management vigorously defended the claims, and intends to continue to do so. After a lull in activity during which the Arbitrator weighed several issues, the new date for commencement of arbitration was set: May 26-29, 2026.

Discovery re-opened. The parties remain engaged in informal efforts to resolve the matter but to date have been unable to agree on a resolution. Recent changes in California law may impact the Court’s previous decision that sent this case to arbitration in February 2024.

Mr. Minkovich’s attorney, Paul Cullen, took leave the entire month of March 2026 for surgery. This informal “stay,” while a legitimate exercise, seriously impeded our preparation for the arbitration set at the end of May.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 9, 2026, in terms of conversion notices received from a convertible note holder, the Company issued 13,000,000 shares of common stock for the conversion of $62,000 of convertible debt plus fees of $3,000 at a conversion price of $0.005 realizing a loss on conversion of $94,000.

Between February 27, 2026 and March 19, 2026, the Company entered into Securities Purchase Agreement pursuant to which the Company issued 6 convertible promissory notes and warrants to certain noteholders to 6 accredited investors for total gross proceeds of $285,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360-day trading-year, and are convertible into shares of common stock of the Company at a conversion prices ranging from $0.01 to $0.02 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued one three-year warrant and two five-year warrants to purchase an aggregate of 17,250,000 shares of Common Stock at exercise prices ranging from $0.01 to $0.02 per share (as adjusted for stock splits, stock combinations, and similar events). The warrants have price protection which allows for the exercise price to decrease for any issuances below the exercise price. The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

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

On October 3, 2025, the Company entered into a convertible promissory note agreement for $25,000. The note is unsecured and matures on October 3, 2026, bearing interest at 8% per annum based on a 360-day trading-year, and are convertible into shares of common stock of the Company at a conversion price of $0.01 (as adjusted for stock splits, stock combinations, and similar events). The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults upon Senior Securities.

Certain of the convertible debt and notes payable of the Company are technically in default, although no default has been declared, except for one investor with a balance due of $19,951. Where the notes in default provide for default penalties or interest, these have been accrued.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: May 15, 2026	By:	/s/ William Corbett
William Corbett
Principal Officer, Chief Executive Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)