Form 10-Q
period 2026-06-30
Innovative Payment Solutions, Inc.
filed 2026-08-14
CIK 1591913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 994,175,223 shares of the Company’s Common Stock issued and outstanding.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2026

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets
Cash	$48	$29,804
Prepaid expenses	33,026	41,669
Total Current Assets	33,074	71,473

Non-current assets
Plant and equipment	2,029	2,689
Intangible assets	9,600,000	-
Equity method investment	1	4,200,001
Total Non-Current Assets	9,602,030	4,202,690
Total Assets	$9,635,104	$4,274,163

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	1,426	-
Accounts payable	$2,069,591	$2,510,541
Related party payables	-	7,832
Accrued interest on federal relief loans	13,242	11,184
Notes payable	2,124,119	1,997,040
Convertible debt, net of unamortized discount of $104,801 and $200,769, respectively	6,028,384	5,356,624
Convertible debt – related party	263,040	253,519
Derivative liability	12,569,921	1,581,520
Total Current Liabilities	23,069,723	11,718,260

Non-Current Liabilities
Federal relief loans	150,000	150,000
Total Non-Current Liabilities	150,000	150,000
Total Liabilities	23,219,723	11,868,260

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 100,000,000 and 25,000,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	-	-
Common stock, $0.0001 par value; 5,000,000,000 and 1,500,000,000 shares authorized 953,362,723 and 710,872,547 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	95,336	71,087
Additional paid-in-capital	63,875,909	61,333,014
Accumulated deficit	(82,355,838)	(68,998,198)
Total deficit attributable to Innovative Payment Solutions, Inc. Stockholders	(18,384,593)	(7,594,097)
Non-controlling interest	4,799,974	-
Total shareholders’ deficit	(13,584,619)	(7,594,097)
Total Liabilities and Stockholders’ Deficit	$9,635,104	$4,274,163

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net Revenue	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross loss	-	-	-	-

General and administrative	368,366	170,638	1,513,329	424,944
Depreciation and amortization	330	542	660	1,084
Total Expense	368,696	171,180	1,513,989	426,028

Loss from Operations	(368,696)	(171,180)	(1,513,989)	(426,028)

Loss on settlement and repricing of convertible notes	(20,233,349)	(15,199,321)	(20,371,357)	(17,686,534)
Fair value adjustment to price protected warrants	-	(6,631,924)	-	(8,250,469)
Interest expense	(223,572)	(227,806)	(449,682)	(440,549)
Interest income	-	13,193	-	25,799
Amortization of debt discount	(99,610)	(60,434)	(193,740)	(178,491)
Derivative liability movements	8,189,992	1,706,229	9,208,075	2,635,208
Loss before Income Taxes	(12,735,235)	(20,571,243)	(13,320,693)	(24,321,064)
Income Taxes	-	-	-	-
Consolidated net loss	(12,735,235)	(20,571,243)	(13,320,693)	(24,321,064)
Add: Net loss attributable to non-controlling interest	26	-	26	-
Net loss attributable to Innovative Payment Solutions stockholders’	(12,735,209)	(20,571,243)	(13,320,667)	(24,321,064)
Deemed dividend	(36,973)	(1,430,065)	(36,973)	(1,780,429)
Net loss attributable to Innovative Payment Solutions common stockholders	(12,772,182)	(22,001,308)	(13,357,640)	(26,101,493)

Basic and diluted loss per share	$(0.01)	$(0.11)	$(0.02)	$(0.23)
Weighted Average Number of Shares Outstanding – Basic and diluted	920,839,272	195,354,467	845,093,387	115,531,476

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	-	$-	710,872,547	$71,087	$61,333,014	$(68,998,198)	$-	$(7,594,097)
Conversion of convertible debt	-	-	13,000,000	1,300	154,700	-	-	156,000
Fair value of common stock issued for services	-	-	83,000,000	8,300	1,020,700	-	-	1,029,000
Fair value of warrants issued to convertible debt holders	-	-	-	-	85,208	-	-	85,208
Fair value of convertible debt extinguishment	-	-	-	-	44,008	-	-	44,008
Stock based compensation	-	-	-	-	1,371	-	-	1,371
Net loss	-	-	-	-	-	(585,458)	-	(585,458)
Balance at March 31, 2026	-	$-	806,872,547	$80,687	$62,639,001	$(69,583,656)	$-	$(6,863,968)
Reversal of loss on convertible debt	-	-	-	-	(94,000)	-	-	(94,000)
Conversion of convertible debt	-	-	9,309,353	931	70,986	-	-	71,917
Settlement of legal liability	-	-	27,180,823	2,718	540,898	-	-	543,616
Fair value of common stock issued for interest in variable interest entity	-	-	100,000,000	10,000	590,000	-	-	600,000
Fair value of non-controlling interest	-	-	-	-	-	-	4,800,000	4,800,000
Fair value of common stock issued for services	-	-	10,000,000	1,000	64,000	-	-	65,000
Fair value of warrants issued to convertible debt holders	-	-	-	-	12,564	-	-	12,564
Fair value of convertible debt extinguishment	-	-	-	-	14,116	-	-	14,116
Fair value of securities, anti-dilution deemed dividend	-	-	-	-	36,973	(36,973)	-	-
Stock based compensation	-	-	-	-	1,371	-		1,371
Net loss	-	-	-	-	-	(12,735,209)	(26)	(12,735,235)
Balance at June 30, 2026	-	$-	953,362,723	$95,336	$63,875,909	$(82,355,838)	$4,799,974	$(13,584,619)

	Preferred Stock Shares	Amount	Common Stock Shares*	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling shareholders interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	-	$-	19,081,446	$1,908	$52,202,117	$(62,788,766)	$-	$(10,584,741)
Conversion of convertible debt	-	-	54,807,989	5,481	331,821	-	-	337,302
Fair value of securities anti-dilution deemed dividend	-	-	-	-	350,364	(350,364)	-	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,735	-	-	52,735
Stock based compensation	-	-	-	-	17,815	-	-	17,815
Net loss	-	-	-	-	-	(3,749,821)	-	(3,749,821)
Balance at March 31, 2025	-	$-	73,889,435	$7,389	$52,954,852	$(66,888,951)	$-	$(13,926,710)
Conversion of convertible debt	-	-	246,060,622	24,606	776,287	-	-	800,893
Fair value of securities anti-dilution deemed dividend	-	-	-	-	1,430,065	(1,430,065)	-	-
Fair value of warrants issued to convertible debt holders	-	-	-	-	52,432	-	-	52,432
Stock based compensation	-	-	-	-	1,371	-	-	1,371
Net loss	-	-	-	-	-	(20,571,243)	-	(20,571,243)
Balance at June 30, 2025	-	$-	319,950,057	$31,995	$55,215,007	$(88,890,259)	$-	$(33,643,257)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Condensed consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(13,320,693)	$(24,321,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability movements	(9,208,075)	(2,635,208)
Depreciation	660	1,084
Amortization of debt discount	193,740	178,491
Loss on settlement and repricing of convertible notes	20,371,357	17,686,534
Fair value of price protected warrants	-	8,250,469
Fair value of common stock issued for services	1,102,843	-
Deemed interest income	-	(18,658)
Stock based compensation	2,742	19,186
Changes in Assets and Liabilities
Prepaid expenses	(200)	(6,995)
Accounts payable and accrued expenses	(7,965)	12,417
Related party payables	(7,832)	5,106
Interest receivable	-	(7,141)
Interest accruals	447,241	437,656
CASH USED IN OPERATING ACTIVITIES	(426,182)	(398,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	1,426	811
Proceeds from convertible notes	395,000	417,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	396,426	417,811

NET (DECREASE) INCREASE IN CASH	(29,756)	19,688
Cash at the beginning of the period	29,804	526
CASH AT END OF PERIOD	$48	$20,214
CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,442	$2,895
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued with convertible notes	$97,772	$105,167
Conversion of convertible debt to equity	$133,917	$439,108
Fair value of common stock issued for investment in joint venture	$600,000	$-
Fair value of non-controlling shareholders interest	$4,800,000	$-
Settlement of legal liabilities	$543,616	$-

See notes to the unaudited condensed consolidated financial statements.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

1	ORGANIZATION AND DESCRIPTION OF BUSINESS

a)	Organizational History

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

On April 10, 2026, the Company formed an LLC, FINAP USA, LLC (“FINAP USA”) and on April 27, 2026, the Company entered into a limited liability operating agreement with FINAP Worldwide Co. W.L.L (“FINAP”), whereby FINAP USA was owned 50% by the Company and 50% by FINAP, the sole purpose of which is to hold the Intellectual; Property License Agreement, between the licensors, Fintechnology Asia Pacific Lanka, Ltd (“FAPL”) and Cixor (Private) limited (“Cixor”), both of which are wholly owned subsidiaries of FINAP.

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

The Company intends using these license agreements to pursue payment processing opportunities as well as cross-selling opportunities to potential customers.

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

We expect that revenue will be generated by Jetties and FINAP through fees derived from merchant processing fees, money transfer fees, and commissions on international bill payment processing.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES

a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2026 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Report should be read in conjunction with the audited financial statements of IPSI for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

b)	Variable Interest Entities

The Company follows the provisions of ASC 810 regarding consolidation of variable interest entities (VIEs). A VIE is a legal entity that does not have enough equity at risk to fund its activities, or where the equity investors lack typical voting rights or the core rights and obligations of ownership.

●	Evaluation: The Company checks if it holds a variable interest in any entity through equity, loans, guarantees, or other contracts.

●	Primary Beneficiary: The Company consolidates a VIE when it is deemed the primary beneficiary. This status applies if the Company has both:

o	The power to direct the activities that most significantly impact the VIE’s economic performance.

o	The obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

●	Ongoing Review: The Company reviews its relationships with all potential VIEs on an ongoing basis to reassess primary beneficiary status.

c)	Principals of consolidation

The consolidated financial statements as of June 30, 2026, include the financial statements of the Company and its Variable interest entities, Jetties Partners, LLC and Finap Usa, LLC, in which it is considered the primary beneficiary with the power to direct activities and share, significantly in the benefits and obligations of the Variable Interest Entity.

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

g)	Risks and Uncertainties

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

The Financial Accounting Standards Board (“FASB”) issued additional updates during the six months ended June 30, 2026. None of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

i)	Reporting by Segment

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

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2026 and December 31, 2025, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution in the United States. The balance at times may exceed federally insured limits. At June 30, 2026 and December 31, 2025, the balance did not exceed federally insured limits.

k)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no revenues or recoveries during the period ended June 30, 2026 and 2025.

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

n)	Intangible assets

Indefinite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to fair value. If such assets are considered impaired, the impairment is recognized in the statement of operations as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The reduction in the carrying value of the indefinite lived intangible asset is permanent.

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

The Company had no revenues for the three and six months ended June 30, 2026 and 2025.

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

r)	Marketing and advertising expenses

Marketing and advertising expenditure incurred on promoting the Company’s previous products were expensed as incurred. Marketing and advertising costs amounted to $691 and $0 for the three months ended June 30, 2026 and 2025, and $3,346 and $0 for the six months ended June30, 2026, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

2	ACCOUNTING POLICIES AND ESTIMATES (continued)

s)	Income Taxes

The Company is based in the U.S. and currently enacted U.S. tax laws are used in the calculation of income taxes.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A full valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2026 and December 31, 2025, there have been no interest or penalties incurred on income taxes.

t)	Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company does not have any comprehensive income (loss) for the periods presented.

u)	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

3	LIQUIDITY MATTERS AND GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For and as of the six months ended June 30, 2026, the Company had a net loss of $13.3 million. In connection with preparing the unaudited condensed consolidated financial statements for the six months ended June 30, 2026, management evaluated the risks described in Note 2(g) above on the Company’s business and its future liquidity for the next twelve months from the date of issuance of these financial statements.

The accompanying financial statements for the period ended June 30, 2026 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and, ultimately, becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay and reduce the scope of the Company’s development and operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that management’s current plans have not alleviated the substantial doubt about the Company’s ability to continue as a going concern.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

4	NOTES RECEIVABLE

We have declared the notes receivable with business Warrior to be in default and negotiations regarding the repayment of these notes is ongoing. The Company has been unsuccessful in securing repayment of these notes and accordingly has provided against the collectability of these notes as of June 30, 2026.

Loans receivable consists of the following:

Description	Interest Rate	Maturity date	Principal	Accrued interest	June 30, 2026 Amount, net	December 31, 2025 Amount, net
Business Warrior Corporation	0.0%	December 31, 2025	$226,190	$-	$226,190	$226,190
	8.0%	November 1, 2024	30,000	3,682	33,682	33,682
	8.0%	January 1, 2025	35,000	3,905	38,905	38,905
	8.0%	February 1, 2025	50,000	5,271	55,271	55,271
	8.0%	February 1, 2025	15,000	1,568	16,568	16,568
	8.0%	April 27, 2025	50,000	4,373	54,373	54,373
Total Notes receivable			406,190	18,799	424,989	424,989
Less: impairment provision			(406,190)	(18,799)	(424,989)	(424,989)
			$-	$-	$-	$-

Discount amortized to income as deemed interest during the three and six months ended June 30, 2026 and 2025 was $0 and $9,603, respectively and $0 and $18,658, respectively.

Interest earned for the three and six months ended June 30, 2026 and 2025 was $0 and $3,590 and $0 and $7,141, respectively.

5	VARIABLE INTEREST INVESTMENTS

The Company enters into various arrangements with Variable Interest Entities (VIEs) where the equity at risk is insufficient to finance the entity’s activities without additional subordinated support, or where equity holders lack typical controlling financial rights.

JETTIES PARTNERS, LLC

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

The Company had expected to finalize two revenue generating contracts with customers during the second quarter, however, the contracts are expected to be finalized during the second half of the year. There has been no business activity since inception of the joint venture.

The Company has consolidated its interest in Jetties Partners, LLC as it is deemed the primary beneficiary of Jetties Partners, LLC because it has the power to direct activities that most significantly impact the entity’s economic performance and holds the obligation to absorb significant losses. The consolidated carrying amount of Jetties Partners, LLC includes intangible assets of $8,400,000 and liabilities of $0 recorded on the balance sheet.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

5	VARIABLE INTEREST INVESTMENTS (continued)

FINAP USA, LLC

On April 10, 2026, the Company formed an LLC, FINAP USA, LLC (“FINAP USA”) and on April 27, 2026, the Company entered into a limited liability operating agreement with FINAP Worldwide Co. W.L.L (“FINAP”), whereby FINAP USA was owned 50% by the Company and 50% by FINAP, the sole purpose of which is to hold the Intellectual; Property License Agreement, between the licensors, Fintechnology Asia Pacific Lanka, Ltd (“FAPL”) and Cixor (Private) limited (“Cixor”), both of which are wholly owned subsidiaries of FINAP.

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

The Company intends using these license agreements to pursue payment processing opportunities as well as cross-selling opportunities to potential customers. The Company is presently negotiating with a specialized banking operation and an online sports betting operator to process transactions through its licensed technology using the banking platform. Should we be able to reach mutually acceptable terms we anticipate revenue generation in the fourth quarter.

The Company has consolidated FINAP USA, LLC as it is deemed the primary beneficiary of FINAP USA, LLC because it has the power to manage the day-to-day affairs and direct activities that most significantly impact the entity’s economic performance and holds the obligation to absorb significant losses. The consolidated carrying amount of FINAP USA, LLC includes intangible assets of $1,200,000 and a contingent liability of $600,000 related to additional license fees payable dependent on revenue generation in excess of operating expenses.

6	INTANGIBLES

The Company has determined that its interest in Jetties Partners, LLC is a variable interest entity and has consolidated Jetties Partners LLC into the Company’s financial statements (Refer note 5). The consolidated carrying value of Jetties Partners, LLC includes technology access rights with a fair value of $8,400,000.

The Company has determined that its interest in FINAP USA, LLC is a variable interest entity and has consolidated FINAP USA, LLC into the Company’s financial statements (Refer note 5). The consolidated carrying value of FINAP USA, LLC includes license agreement with a fair value of $1,200,000.

Intangible assets consist of the following:

	Useful lives	June 30, 2026			December 31, 2025
		Cost	Impairment charge	Net book value	Net book value
Technology access rights	Indefinite	$8,400,000	$-	$8,400,000	$-
License agreements	Indefinite	1,200,000	-	1,200,000	-
		$9,600,000	$-	$9,600,000	$-

The Company evaluates intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

The Technology Access rights and the License agreements have indefinite lives and are therefore not amortized.

7	EQUITY METHOD INVESTMENT

On April 28, 2023, the Company formed IPSIPay Express with OpenPath and EfinityPay. The Company had agreed to make IPSI Capital Contributions to IPSIPay Express. As of December 31, 2023, the initial Tranche of $500,000 and the second Tranche of $500,000 of capital contributions was paid by the Company to or on behalf of IPSIPay Express.

The Company accounts for its investment in joint ventures in accordance with ASC 323, Investments – Equity Method and Joint Ventures, the movement in equity method investments for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follow:

	June 30,	December 31,
	2026	2025
Equity method Investment
IPSIPay Express
Cash contribution to IPSIPay Express	$999,500	$999,500
Fair value of warrants issued to third party joint venture partners	108,220	108,220
	1,107,720	1,107,720
Equity loss from joint venture	(404,101)	(404,101)
	703,619	703,619
Receivable from IPSIPay Express	1,524	1,524
	705,143	705,143
Impairment of investment	(705,142)	(705,142)
Net Investment in IPSIPay Express	$1	$1

Jetties Partners, LLC
Fair value of equity issued to joint venture partners	$4,200,000	$4,200,000
Equity loss from joint venture	-	-
Derecognition of equity method investment in Jetties Partners and reclassified as a consolidated Variable Interest Entity (Note 5)	(4,200,000)	-
Net Investment in Jetties Partners, LLC	$-	$4,200,000

Equity method investments	$1	$4,200,001

8	FEDERAL RELIEF LOANS

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

The company has accrued interest of $13,242 and $11,184 on this loan as of June 30, 2026 and December 31, 2025, respectively.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

9	NOTES PAYABLE

Notes payable consists of the following:

Description	Interest Rate	Maturity date*	Principal	Accrued Interest	June 30, 2026	December 31, 2025
Cavalry Fund I LP	18.0%	Matured	$482,000	$233,234	$715,234	$671,613
Mercer Street Global Opportunity Fund, LLC	18.0%	Matured	482,000	233,234	$715,234	671,613
2024 notes	0.0 to 18.0%	Matured	577,778	115,873	693,651	653,814

Total notes payable			$1,541,778	$582,341	$2,124,119	$1,997,040

*	All notes payable have matured and are technically in default.

Interest expense totaled $63,891 and $58,882 and $127,079 and $112,460 for the three and six months ended June 30, 2026 and 2025, respectively.

Amortization of debt discount totaled $0 and $30,355 and $0 and $ 76,550 for the three and six months ended June 30, 2026 and 2025, respectively,

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

In terms of the December 30, 2022 Note Amendment Transaction, described in more detail in note 10 below, the Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”) to each of Cavalry and Mercer. This exchange caused the cancellation of the Original Warrants for all purposes.

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

On March 30, 2026, effective December 31, 2025, Cavalry and Mercer entered into a forbearance agreement with the Company whereby the notes forbore until May 1, 2026. The forbearance was not renewed and the notes are in default.

2024 Notes

The 2024 Notes matured between February 28, 2025 and October 10, 2025 and bear interest at rates ranging from 0.0% to 18.0% per annum.

The 2024 Notes have restrictions relating to fundamental transactions which require the approval of the note holder, in addition the note holders have optional redemption rights on subsequent transactions that may require the Company to redeem all or part of the Note at a premium of 120% of the cash amount of the Note, at the note holder’s discretion.

As of June 30, 2026, the 2024 Notes with an aggregate amount outstanding of $693,651, have matured and have not entered into forbearance agreements, are technically in default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT

Convertible debt payable consists of the following:

Description	Interest Rate		Maturity date**	Principal	Accrued Interest	Unamortized debt discount	June 30, 2026 Amount, net	December 31, 2025 Amount, net
Cavalry Fund I LP	18.0	%*	Matured	$819,372	$191,345	$-	$1,010,717	$936,563
Mercer Street Global Opportunity Fund, LLC	18.0	%*	Matured	1,042,701	254,469	-	1,297,170	1,202,806
2023, 2024, 2025 and 2026 convertible notes	8.0 to 12.0%		Matured to May 19, 2027	3,287,252	538,046	(104,801)	3,720,497	3,217,255

Total convertible notes payable				$5,149,325	$983,860	$(104,801)	$6,028,384	$5,356,624

*	The Cavalry Fund LLP and Mercer Street Global Opportunity Fund, LLC, notes are accruing interest at the default interest rate of 18% with effect from November 27, 2024, prior to November 27, 2024, interest was accrued at 10% per annum.
**	All convertible notes payable are technically in default due the default on a 2024 convertible note for which a default was declared.

Interest expense totaled $152,030 and $149,997 and $298,166 and $307,591 for the three and six months ended June 30, 2026 and 2025, respectively.

Amortization of debt discount totaled $99,610 and $30,079 and $193,740 and $101,941 for the three and six months ended June 30, 2026 and 2025, respectively.

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

In addition, certain convertible notes have anti-dilution price protection which results in a reduction in the conversion price of the convertible note. Any reduction in the conversion price results in a deemed dividend expense. During the six months ended June 30, 2026, changes in conversion prices resulted in a deemed dividend expense of $36,400.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT (continued)

Cavalry and Mercer December 2022 Note Amendment Transaction (continued)

On December 30, 2022, the Company again extended the maturity dates of each of the Cavalry/Mercer Notes to December 30, 2023. Each of Cavalry and Mercer entered into Note Amendment Letter Agreement with the Company (the “Note Amendment”) pursuant to which the parties agreed to the following:

(1)	The conversion price of the Cavalry/Mercer Notes was reduced from $4.50 to $0.345 per share (such reduced conversion price being the current conversion price of the Notes give the passage of the November 16, 2022 maturity date of the Cavalry/Mercer Notes). As a result of this change in conversion price, under the existing terms of the Cavalry/Mercer Notes, the 100,000 shares of Common Stock underlying the Extension Warrants was increased to 1,304,348 shares;

(2)	The Original Warrants issued on February 16, 2021 were irrevocably exchanged for 12-month non-convertible promissory notes in the amount of $482,000 (the “Exchange Notes”). This exchange caused the cancellation of the Original Warrants for all purposes. The Exchange Notes have a maturity date of December 30, 2023 and carry an interest rate of ten percent (10%).

(3)	The Company was obligated to register the shares of Common Stock underlying the Cavalry/Mercer Notes and the shares underlying all warrants held by Cavalry and Mercer for resale with the Securities and Exchange Commission and the Company filed the registration statement to satisfy such registration obligation.

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

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022, additionally to December 30, 2023 and again to April 30, 2024, with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The automatic extension of the maturity date may not extend past November 27, 2024, thereafter all amounts due under the note are immediately due and payable. The note currently bears interest at the default rate of 18% per annum in terms of the agreement.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT (continued)

Cavalry Fund LLP (continued)

Between August 24, 2023 and November 20, 2023, Cavalry converted $139,726 of interest and $192,774 of principal into 963,769 shares of Common Stock at a conversion price of $0.345 per share.

Between September 5, 2024 and November 11, 2024, Cavalry converted an aggregate of $79,608 of principal and $88,876 of interest into 2,005,762 shares of Common Stock at a conversion price of $0.084 per share. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084.

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

The Company was not able to maintain its stock price above $0.01 per share and had not generated any revenues as of December 31, 2025, not meeting the terms of the agreement. However, on March 30, 2026, effective December 31, 2025, the Company entered into a forbearance agreement with Cavalry and Mercer to forbear the convertible notes until May 1, 2026 and to retain the conversion price of $0.01 per share, unless the Company’s common stock trades at or above $0.04 per share at any time during the forbearance period, Cavalry will be eligible to convert an aggregate of 10% of the total outstanding debt, failing which the original terms of the convertible note will prevail. The forbearance agreement expired on May 1, 2026, placing the notes into a technical default, although no default has been declared as yet. The conversion price reverted to $0.0005 per share on May 1, 2026.

The balance of the Cavalry Note plus accrued interest at June 30, 2026 was $1,010,717.

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

As described more fully above, the maturity date of the note was extended to August 16, 2022, additionally to November 16, 2022, additionally to December 30, 2023 and again to April 30, 2024, with an automatic one-month extension each month until such time as the note is declared to be in default, all other terms remain the same as the previous notes. The automatic extension of the maturity date may not extend past November 27, 2024, thereafter all amounts due under the note are immediately due and payable. The note currently bears interest at the default rate of 18% per annum in terms of the agreement.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT (continued)

Mercer Street Global Opportunity Fund, LLC (continued)

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

Between May 19, 2023 and August 30, 2023, Mercer converted an aggregate of $100,000 into 289,856 shares of common stock at a conversion price of $0.345 per share.

Between August 20, 2024 and November 11, 2024, Mercer converted an aggregate of $197,348 of interest into 2,349,380 shares of Common Stock at a conversion price of $0.084 per share. Such conversion caused a reduction in the $0.345 conversion price of the notes described above to $0.084.

Between January 14, 2025 and August 12, 2025, Mercer converted an aggregate $52,548 of interest into 61,933,790 shares of common stock at an average conversion price of $0.00085 per share.

In terms of the agreement with Mercer, the conversion price of the convertible note will be adjusted downwards on any dilutive issuances. The conversion price of the convertible debt has been adjusted to $0.0005, the lowest conversion price of conversions executed during the year ended December 31, 2025.

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

The Company was not able to maintain its stock price above $0.01 per share and had not generated any revenues as of December 31, 2025, not meeting the terms of the agreement. However, on March 30, 2026, effective December 31, 2025, the Company entered into a forbearance agreement with Cavalry and Mercer to forbear the convertible notes until May 1, 2026 and to retain the conversion price of $0.01 per share, unless the Company’s common stock trades at or above $0.04 per share at any time during the forbearance period, Mercer will be eligible to convert an aggregate of 10% of the total outstanding debt, failing which the original terms of the convertible notes will prevail. The forbearance agreement expired on May 1, 2026, placing the notes into a technical default, although no default has been declared as yet. The conversion price reverted to $0.0005 per share on May 1, 2026.

The balance of the Mercer Note plus accrued interest at June 30, 2026 was $1,297,170.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT (continued)

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

Between February 27, 2026 and May 19, 2026, the Company entered into Securities Purchase Agreements with 7 accredited investors to purchase convertible notes (the “2026 Convertible Notes”), receiving an aggregate of $395,000 in gross proceeds from the 2026 Convertible Notes, net of debt discount of $97,772.

In terms of the above private placements through the issuance of :

●	the 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible notes, the 2026 convertible notes; and

●	five-year warrants to purchase an aggregate 5,696,586 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2023 Convertible Notes (the “2023 Warrants”), five year warrants to purchase an aggregate of 579,711 shares of Common Stock at an exercise price of $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2024 Convertible Notes (the “2024 Warrants”), five year warrants to purchase an aggregate of 55,204,761 shares of common stock at exercise prices ranging from $0.0005 to $0.084 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2025 Convertible Notes (the “2025 Warrants”) and three year warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise price of $0.02 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events) and five year to purchase an aggregate of 21,000,000 shares of common stock at exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the 2026 Convertible Notes (collectively, the “2026 Warrants”) warrants. Certain of the warrants have price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the original exercise price.

The 2023 Convertible Notes, the 2024 Convertible Notes, the 2025 Convertible Notes and the 2026 convertible notes bear interest at rates ranging from 8.0% to 18.0% per annum, are convertible into shares of common stock at conversion prices ranging from $0.0005 to $0.345 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events).

Convertible notes with an aggregate principal balance outstanding of $187,500 have a variable priced component to its conversion feature. The conversion price is the lower of $0.01 per share and 90% of the volume weighted lowest average share price over a 20-day trading period, this gives rise to a derivative liability as disclosed in the derivative liability note below.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT (continued)

2023, 2024, 2025 and 2026 Convertible Notes (continued)

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

On October 9, 2025, a 2023 convertible note holder converted principal of $315,000 and interest of $72,712 into 19,385,616 shares of common stock at a conversion price of $0.02 per share.

On October 6, 2025, a 2025 convertible note holder with an aggregate principal amount outstanding of $210,000 assigned his note to a third party. On October 15, 2025, the third party converted principal and interest outstanding of $85,000 into 17,000,000 shares of common stock at a conversion price of $0.005 per share, in addition, on December 22, 2025, the third party converted an additional $50,000 of principal and interest into 10,000,000 shares of common stock at a conversion price of $0.005 per share.

On February 9, 2026 and April 29, 2026, the third party converted an additional $104,090 of principal, interest and conversion fees into 20,818,000 shares of common stock at a conversion price of $0.005 per share, thereby extinguishing the note.

On April 20, 2026, a convertible note holder converted $29,827 of principal and interest into 1,491,353 shares of common stock at a conversion price of $0.02 per share.

The 2023 convertible notes have an aggregate outstanding balance of $1,792,148. 2023 Convertible Notes with an aggregate amount outstanding of $773,993 have matured, have not entered into forbearance agreements, and are technically in default, none of the 2023 Convertible Note investors have declared a default.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

10	CONVERTIBLE DEBT (continued)

2023, 2024, 2025 and 2026 Convertible Notes (continued)

The 2024 Convertible Notes have an aggregate amount outstanding of $697,219. 2024 Convertible Notes with an aggregate amount outstanding of $667,841 have matured, have not entered into forbearance agreements and are technically in default. One noteholder with an aggregate amount outstanding of $20,329 declared a default, none of the other investors have declared a default, this investor has not demanded payment as yet.

The 2025 Convertible Notes have an aggregate amount outstanding of $905,026, net of unamortized debt discount of $27,844. 2025 Convertible Notes with an aggregate amount outstanding of $493,365 have matured, have not entered into forbearance agreements and are technically in default.

The 2026 Convertible Notes have an aggregate amount outstanding of $326,105, net of unamortized debt discount of $76,957.

11	DERIVATIVE LIABILITY

The convertible debt and warrants issued by the Company to Cavalry, Mercer, Quick Capital and certain of the 2025 Convertible Note holders, as described in Note 10 have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time and certain convertible notes and warrants have fundamental transaction clauses which might result in cash settlement, due to these factors, all convertible debt and any warrants attached thereto are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible debt using a Black-Scholes valuation model.

The expiration of the forbearance agreement with Cavalry and Mercer, disclosed in note 10 above resulted in a revaluation of the conversion feature of certain Cavalry and Mercer variable priced convertible notes on May 1, 2026, using a Black Scholes valuation model. This resulted in an additional derivative liability of $20,196,476 on May 1, 2026.

The net mark-to-market movement of the derivative liability for the three months ended June 30, 2026 was a net mark-to-market credit of $8,189,992 and for the six months ended June 30, 2026 was $9,208,075, determined by using a Black-Scholes valuation model.

The following assumptions were used in the Black-Scholes valuation model:

	Six months ended June 30, 2026	Year ended December 31, 2025

Conversion price	$0.0005 to 0.01	$0.0005 to 0.01
Risk free interest rate	3.68 to 3.87%	3.54 to 4.44%
Expected life of derivative liability	1 to 3 months	3 to 29 months
Expected volatility of underlying stock	114.40 to 189.60%	189.8 to 443.26
Expected dividend rate	0%	0%

The movement in derivative liability is as follows:

	Six months ended June 30, 2026	Year ended December 31, 2025

Opening balance	$1,581,520	$1,138,204
Derivative financial liability arising from convertible notes and warrants	-	150,000
Derivative liability arising on anti-dilutive convertible debt and warrants	20,196,476	13,220,310
Fair value of derivative liability on cancelled warrants	-	(12,794,203)
Fair value adjustment to derivative liability	(9,208,075)	(132,791)
Closing balance	$12,569,921	$1,581,520

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

11	DERIVATIVE LIABILITY (continued)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the conversion price and changes in the stock price. Changes in the Company’s expected stock price volatility and movements in interest rates are less sensitive. A 10% change in volatilities and interest rate factors would not result in a material change in our Level 3 fair value.

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$12,569,921	$12,569,921

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value

Liabilities
Derivative liability	$-	$-	$1,581,520	$1,581,520

12	STOCKHOLDERS’ EQUITY

a.	Common Stock

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

The Company has total authorized Common Stock of 5,000,000,000 shares with a par value of $0.0001 each. The Company had 953,362,723 and 710,872,547 shares of Common Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

On February 3, 2026, in terms of a board resolution the company issued 50,000,000 shares of common stock to its board of directors and CEO. See Restricted stock below.

On February 3, 2026, the Board approved the issuance of 30,000,000 shares of common stock to a consultant, at a fair market price of $0.0126 per share for a total consideration of $378,000.

Between February 9, 2026 and April 29, 2026, in terms of a conversion notice received from a convertible note holders, the Company issued 22,309,353 shares of common stock for the conversion of principal, interest and conversion fees of $133,917 of convertible debt at an average conversion price of $0.006, per share.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

12	STOCKHOLDERS’ EQUITY (continued)

a.	Common Stock (continued)

On March 12, 2026, the Company entered into a management consulting agreement and granted 3,000,000 shares to the consultant at a fair market price of $0.007 per share, totaling $21,000.

On April 6, 2026, the Company issued 27,180,823 shares of common to settle a legal liability outstanding of $543,616, thereby extinguishing the liability.

On April 14, 2026, the company issued 10,000,000 shares of common stock to an employee of one of our Joint venture partners who will be performing sales and marketing activities for the Jetties joint venture.

On April 24, 2026, the Company issued 100,000,000 shares valued at $600,000 to our joint venture partner in the newly formed FINAP USA joint venture.

b.	Restricted stock awards

On February 3, 2026, The Board of Directors authorized the issue of 50,000,000 shares of common stock, 10,000,000 to each of our two directors and 30,000,000 shares to Mr. Corbett, the Company CEO. The fair value of the shares on the date of grant was $0.0126 per share, totaling $630,000.

A summary of restricted stock activity during the period January 1, 2025 to June 30, 2026 is as follows:

	Total restricted shares	Weighted average fair market value per share	Total unvested restricted shares	Weighted average fair market value per share	Total vested restricted shares	Weighted average fair market value per share
Outstanding January 1, 2025	783,167	$1.5000	-	$-	783,167	$1.50
Granted and issued	67,500,000	0.0037	-	-	67,500,000	0.0037
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding December 31, 2025	68,283,167	$0.0207	-	$-	68,283,167	$0.0207
Granted and issued	50,000,000	0.0126	-	-	50,000,000	0.0126
Forfeited/Cancelled	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Outstanding June 30, 2026	118,283,167	$0.0173	-	$-	118,283,167	$0.0173

The restricted stock granted, issued and exercisable at June 30, 2026 is as follows:

	Restricted Stock Granted and Vested
Grant date Price	Number Granted	Weighted Average Fair Value per Share
$0.0037	67,500,000	$0.0037
$0.0126	50,000,000	$0.0126
$1.4700	683,167	$1.4700
$1.5000	33,333	$1.5000
$1.6500	66,667	$1.6500
	118,283,167	$0.0173

The Company has recorded an expense and settled outstanding liabilities as follows:

Grant date	Number of shares granted	Vesting terms	Grant date fair value	Expensed during the period	Liability settled

February 3, 2026	50,000,000	Immediate	$630,000	$553,000	$77,000

c.	Preferred Stock

On January 14, 2026, the Board of directors authorized the amendment to the articles of incorporation of the Company to increase the authorized shares of preferred stock from 25,000,000 to 100,000,000 shares of preferred stock. The amendment was registered on January 21, 2026.

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.0001 authorized. No preferred stock was issued and outstanding as of June 30, 2026 and December 31, 2025.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

12	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants

Certain warrants have anti-dilution price protection which results in a reduction in the exercise price of the warrants. In addition, certain warrants have a full rachet price protection which will result an increase in the amount of shares issuable upon a reduction in exercise price, a Triggering event. On April 29, 2026, a convertible note holder converted the remaining balance of a convertible note into shares of common stock at a conversion price of $0.005 per share, a Triggering event. This resulted in a reduction in the exercise price of warrants exercisable for 19,800,000 shares of common stock to $0.005 per share, resulting in a deemed dividend expense of $573. The full rachet price protection was not triggered by this triggering event.

Between March 16 and May 7, 2026, the Company entered into a Securities Purchase Agreement with three accredited investors. In terms of the Securities Purchase Agreement, the Company issued three-year warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $0.02 per share and five-year warrants to purchase an aggregate of 21,000,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants have price protection which reduces the exercise price of the warrant for any securities issued at a lower exercise or conversion price, subsequent to the issue date of the warrant as well as adjustments for stock splits, stock combinations, dilutive issuances and similar events). The Company is under no obligation to register the shares of Common Stock underlying the warrants for public resale.

The price protected warrants that had exercise prices revised to $0,005 per share included warrants issued in the prior year which were exercisable for 2,550,000 shares of common stock at an exercise price of $0.01 per share, the warrants, issued during the current year, exercisable for 1,250,000 shares of common stock at an exercise price of $0.02 per share, and warrants, issued during the current year, exercisable for a further 16,000,000 shares of common stock at an exercise price of $0.01 per share. The remaining warrants exercisable for 5,000,000 shares was issued subsequent to the triggering event and is not subject to the price adjustment.

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

The fair value of the warrants granted and issued, as described above, were determined by using a Black Scholes valuation model using the following assumptions:

	Six months ended June 30, 2026	Year ended December 31, 2025

Exercise price	$0.005 to 0.02	$0.0005 to 0.084
Risk free interest rate	3.79 to 4.05%	3.77 to 4.46%
Expected life of derivative liability	3 to 5 years	1 to 5 years
Expected volatility of underlying stock	197.25 to 213.6%	183.1 to 352.45%
Expected dividend rate	0%	0%

A summary of warrant activity during the period January 1, 2025 to June 30, 2026 is as follows:

	Shares Underlying Warrants	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2025	22,011,614	$0.084 – 5.625	$0.319900
Granted	55,204,761	0.005 to 0.084	0.00474
Increase in warrants issued due to anti-dilution price protection	2,157,367,790	0.0005	0.00050
Forfeited	(1,853,425,066)	0.0005 to $4.50	0.00149
Exercised	(531,165)	0.0005 to 1.035	0.97430
Outstanding December 31, 2025	380,627,934	$0.0005 – 5.625	$0.01052
Granted	22,250,000	0.005 to 0.02	0.00612
Forfeited	(552,438)	0.0005 to 5.625	2.22652
Exercised	-	-	-
Outstanding June 30, 2026	402,325,496	$0.0005 – 1.5000	$0.00720

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

12	STOCKHOLDERS’ EQUITY (continued)

d.	Warrants (continued)

The warrants outstanding and exercisable at June 30, 2026 are as follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.0005	370,285,776	2.76		370,285,776		2.76
0.0050	19,800,000	4.53		19,800,000		4.53
$0.0100	5,000,000	4.85		5,000,000		4.85
$0.3450	6,939,718	2.20		6,939,718		2.20
$0.4500	266,668	1.98		266,668		1.98
$1.5000	33,334	2.12		33,334		2.12
	402,325,496	2.85	$0.0072	402,325,496	$0.0072	2.85

The warrants outstanding have an intrinsic value of $999,772 and $4,528,023 as of June 30, 2026 and December 31, 2025, respectively.

e.	Stock options

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

12	STOCKHOLDERS’ EQUITY (continued)

e.	Stock options (continued)

A summary of option activity during the period January 1, 2025 to June 30, 2026 is as follows:

	Shares Underlying options	Exercise price per share	Weighted average exercise price
Outstanding January 1, 2025	1,513,335	$1.20 to 12.00	$4.47
Granted	600,000	0.09	0.09
Forfeited/Cancelled	(333,334)	4.50	4.50
Exercised	-	-	-
Outstanding December 31, 2025	1,780,001	$0.09 to 12.00	$2.989
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2026	1,780,001	$0.09 to 12.00	$2.989

The options outstanding and exercisable at June 30, 2026 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price*	Number Outstanding	Weighted Average Remaining Contractual life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual life in years
$0.09	600,000	8.53		450,000		8.53
$1.20	13,334	6.21		13,334		6.21
$4.50	1,166,667	5.52		1,166,667		5.52
	1,780,001	6.54	$2.989	1,630,001	$3.256	6.36

The options outstanding have an intrinsic value of $0 as of June 30, 2026 and December 31, 2025.

The option expense was $1,371 and $1,371 and $2,742 and $19,186 for the three and six months ended June 30, 2026 and 2025, respectively.

13	LOSS ON SETTLEMENT AND REPRICING OF CONVERTIBLE NOTES

The loss on settlement and repricing of convertible notes consists of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Penalty on convertible debt	$(100,000)	$(22,500)	$(100,000)	$(61,729)
Reversal of loss and loss on convertible debt	94,000	(592,583)	-	(699,087)
Conversion fees on convertible debt	(16,757)	-	(16,757)	-
(Loss) on repriced convertible debt	(20,196,476)	(14,584,238)	(20,196,476)	(16,925,718)
(Loss) on debt extinguishment	(14,116)	-	(58,124)
	$(20,233,349)	$(15,199,321)	$(20,371,357)	$(17,686,534)

Penalty on convertible debt

Between January 7, 2025 and June 27, 2025, $61,729 of additional conversion penalties on convertible debt conversions were charged to the Company.

In terms of the legal settlement, convertible notes were issued to guarantee payment of the liability. These convertible notes, including a late settlement penalty of $100,000 were converted into shares of common stock on April 6, 2026.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

13	LOSS ON SETTLEMENT AND REPRICING OF CONVERTIBLE NOTES (continued)

Reversal of loss and loss on conversion of convertible debt

Between January 7, 2025 and June 27, 2025, in terms of conversion notices received from 5 convertible note holders, the Company issued 300,868,611 shares of common stock for the conversion of $439,108 of convertible debt at a weighted average conversion price of $0.00146 (conversion prices ranging from $0.0325 to $0.0005), realizing an aggregate loss on conversion of $699,087.

Between February 9, 2026 and April 29, 2026, in terms of conversion notices received from a convertible note holder, the Company issued 20,818,000 shares of common stock for the conversion of $104,090. The company reversed a $94,000 loss on conversion incorrectly allocated in the prior quarter.

Conversion fees on convertible debt

The Company incurred a conversion fee of $16,757 on convertible debt during the current year.

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

On May 1, 2026, the forbearance agreement with Cavalry and Mercer expired, resulting in the repricing of the Cavalry, Mercer and their associated entities convertible debt to their original conversion prices ranging from $0.0005 to $0.345 per share, the 2026 Triggering event, which resulted in the evaluation oof the convertible debt associated with these entities, immediately prior to the 2026 Triggering event and immediately after the 2026 Triggering event, resulting in an additional derivative liability and loss on repricing of convertible debt of $20,196,476.

Loss on debt extinguishment

Between February 27, 2026 and May 7, 2026, the Company and certain convertible note holders entered into forbearance agreements, extending the maturity date of the convertible debt to December 31, 2026 in exchange for a reduction in the conversion price of the convertible debt to between $0.02 and $0.04 per share. This was evaluated in terms of ASC 470, debt modifications and extinguishments, and determined to be a debt extinguishment. The loss realized on the convertible debt repricing was an aggregate of $58,124.

14	NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of Common Stock outstanding during each period. Diluted loss per share is based on basic shares as determined above plus Common Stock equivalents. The computation of diluted net loss per share does not assume the issuance of Common Stock that have an anti-dilutive effect on net loss per share. For the three and six months ended June 30, 2026 and 2025 all warrants options and convertible debt securities were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three and six months ended June 30,
	2026	2025
	(Shares)	(Shares)
Convertible debt	5,094,790,511	4,339,295,470
Stock options	1,780,001	1,530,000
Warrants to purchase shares of Common Stock	402,325,496	2,222,034,165
	5,498,896,008	6,562,859,635

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

15	RELATED PARTY TRANSACTIONS

The following transactions were entered into with related parties:

William Corbett

The option expense for options still vesting for Mr. Corbett was $1,371 and $1371 and $2,742 and $19,186 for the three and six months ended June 30, 2026 and 2025, respectively.

On February 3, 2026, the board of directors granted Mr. Corbett 30,000,000 shares of common stock with a fair market value of $0.0126 per share, totaling $378,000.

As of June 30, 2026 and December 31, 2025, the company owed Mr. Corbett $0 and $7,832, respectively. Mr. Corbett paid certain operating expenses on behalf of the Company.

Mr. Corbett, the Company’s CEO, has a convertible note payable to him which matured on January 6, 2026 and is technically in default. The note initially accrued interest at 8% per annum which defaulted to 15% per annum on January 6, 2026 and is convertible into shares of common stock at a conversion price of $0.005 per share. The balance of the convertible note outstanding, including interest thereon at June 30, 2026 and December 31, 2025 is $263,040 and $253,519, respectively.

Madisson Butler

On February 3, 2026, the board of directors granted Ms. Butler 10,000,000 shares of common stock as directors fees with a fair market value of $0.0126 per share, totaling $126,000.

David Rios

On February 3, 2026, the board of directors granted Mr. Rios 10,000,000 shares of common stock as directors fees with a fair market value of $0.0126 per share, totaling $126,000.

16	COMMITMENTS AND CONTINGENCIES

The Company is subject to a matter which is currently in arbitration whereby a plaintiff is seeking $570,000 from the Company plus 5% of the Company’s equity. The parties to the arbitration will present their written briefs to the arbitrator by September 4, 2026, once the briefs have been delivered, the Arbitrator will take sixty days to issue his ruling. The Company firmly believes that the claims are baseless and no estimated loss can be determined.

The variable interest entity, FINAP USA, which is consolidated into the Company’s results has a contingent license fee payable of $600,000 dependent on the Company generating revenues, of which 10%, after the deduction of all operating expenses, is payable to the licensor.

The Company has notes payable and convertible debt, disclosed under Notes 9 and 10 above, of which $2,124,119 and $4,243,086, respectively, have already matured, the Company had entered into a forbearance agreement with two significant convertible note holders, which had expired on May 1, 2026. We have certain forbearance agreements in place with other convertible note holders which extended the maturity date of the convertible notes to December 31, 2026, the remaining convertible notes are technically in default. Should the convertible debt not be converted to Common Stock, the Company may need to repay the principal and interest outstanding on this convertible debt.

17	SUBSEQUENT EVENTS

Conversion of convertible debt

On July 10, 2026, in terms of a conversion notice received from a convertible note holder, the Company issued 1,312,500 shares of common stock for the conversion of principal and interest of $26,250 of convertible debt at a conversion price of $0.02 per share.

On July 23, 2026, in terms of conversion notices received from two convertible note holders, the Company issued an aggregate of 47,500,000 shares of common stock for the conversion of interest of $27,786 of convertible debt, at a conversion price of $0.000585 per share.

Consulting agreement

On July 8, 2026, the Company entered into a consulting agreement with an entity whereby the company issued 2,000,000 shares of common stock at the market price of $0.003 per share, valued at $6,000 on the effective date of the agreement.

INNOVATIVE PAYMENT SOLUTIONS, INC.

Notes to the Unaudited Condensed consolidated Financial Statements

17	SUBSEQUENT EVENTS (continued)

Convertible debt funding

On July 16, 2026, the Company entered into Securities Purchase Agreements with an accredited investor to purchase a convertible note for gross proceeds of $78,000, bearing interest at 8% per annum and maturing on July 16, 2027. The note is convertible into shares of common stock at an exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company also issued a five-year warrant to purchase an aggregate of 7,800,000 shares of common stock at exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the Convertible Note. The warrant has price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

Cancellation of common stock

On April 14, 2026, the company issued 10,000,000 shares of common stock to an employee of one of our Joint venture partners who will be performing sales and marketing activities for the Jetties joint venture.

On August 11,2026, the Company canceled the 10,000,000 shares issued to the consultant due to a mutual understanding to cancel the arrangement with the employee of our joint venture partner.

Other than disclosed above, the Company has evaluated subsequent events through the date of the financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to “we,” “us,” “our” and the “Company” refer to Innovative Payment Solutions, Inc., a Nevada corporation unless the context requires otherwise.

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

We have consolidated our interest in Jetties Partners, LLC as we are deemed to be the primary beneficiary of Jetties Partners, LLC because we have the power to direct activities that most significantly impact the entity’s economic performance and hold the obligation to absorb significant losses. The consolidated carrying amount of Jetties Partners, LLC includes intangible assets of $8,400,000 and liabilities of $0 recorded on the balance sheet.

Joint venture with Fintechnology Asia Pacific Lanka

On April 10, 2026, the Company formed, FINAP USA, LLC (“FINAP USA”) and on April 27, 2026, the Company entered into a limited liability operating agreement with FINAP Worldwide Co. W.L.L (“FINAP”), whereby FINAP USA was owned 50% by the Company and 50% by FINAP, the sole purpose of which is to hold the Intellectual; Property License Agreement, between the licensors, Fintechnology Asia Pacific Lanka, Ltd (“FAPL”) and Cixor (Private) limited (“Cixor”), both of which are wholly owned subsidiaries of FINAP.

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

We have consolidated FINAP USA, LLC as we are deemed to be the primary beneficiary of FINAP USA, LLC because we have the power to manage the day-to-day affairs and direct activities that most significantly impact the entity’s economic performance and hold the obligation to absorb significant losses. The consolidated carrying amount of FINAP USA, LLC includes intangible assets of $1,200,000 and contingent liability of $600,000 related to additional license fees payable dependent on revenue generation in excess of operating expenses.

The Company intends using the license agreements acquired to pursue payment processing opportunities as well as cross-selling opportunities to potential customers.

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

Finap USA will pay a one-time contingent license fee of $600,000 for the licenses granted to it, to be paid by applying 10% of gross monthly revenue to the fee after all operational costs of Finap USA have been met, before making any distributions to the members.

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

Dilution Risk

Our shareholders face significant dilution risk due to the fixed price convertible debt and variable price convertible debt totaling $6,028,384, net of debt discount of $104,801 and convertible debt due to a related party of $263,040, as of June 30, 2026.

As of June 30, 2026, we calculated that the potential dilutive impact of conversion of the convertible notes is a total of 5,094,790,511 shares of common stock after the expiry of a forbearance agreement with significant convertible note holders.

The dilutive risk will also be effected by any increases or decreases of our stock price due to the variable nature of the conversion price of certain notes with a total outstanding balance of $2,508,425 as of June 30, 2026. Any decreases in stock price below $0.01 per share increases the dilutive potential of these convertible notes, which have a maximum conversion price of $0.01 per share.

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

The critical accounting policies that involved significant estimation included the following:

Derivative liabilities

We have certain short-term convertible debt which have variable conversion prices and certain convertible notes have fundamental transaction clauses which might result in cash settlement. The conversion feature of these convertible notes are recorded as derivative liabilities which are valued at each reporting date.

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

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the conversion price and changes in the stock price. Changes in the Company’s expected stock price volatility and movements in interest rates are less sensitive. A 10% change in volatilities and interest rate factors would not result in a material change in our Level 3 fair values.

Indefinite-lived intangible assets

We evaluate intangible assets for impairment on an annual basis during the last month of each year and at an interim date if indications of impairment exist. Intangible asset impairment is determined by comparing the fair value of the asset to its carrying amount with an impairment being recognized only when the fair value is less than carrying value and the impairment is deemed to be permanent in nature.

We have interests in two joint ventures, which have been considered to be variable interest entities.

The Jetties Partners, LLC joint venture grants the entity perpetual access to technology rights which were valued at $8,400,000 based on the value of the Company’s common shares, valued at $4,200,000, issued to the 50% joint venture party for our stake in Jetties Partners, LLC.

The Jetties Partners, LLC joint venture has not commenced operations as yet and reliable forecasts are not possible as we are uncertain as to the extent of the business we expect to gain.

The FINAP USA, LLC joint venture has a perpetual license to technology held by subsidiaries of our JV partner, FINAP Worldwide. These technology rights were valued at $1,200,000 based on the value of the Company’s shares issued to our 50% joint venture party for our stake in FINAP USA.

The FINAP USA, LLC joint venture has not commenced operations as yet and reliable forecasts of potential business is not possible, as we are in the early stage of negotiations with potential customers and banking partners.

Variable interest entities

The Company follows the provisions of ASC 810 regarding consolidation of variable interest entities (VIEs). A VIE is a legal entity that does not have enough equity at risk to fund its activities, or where the equity investors lack typical voting rights or the core rights and obligations of ownership.

In evaluating our interests in our joint ventures we determined that each joint venture was thinly capitalized with minimal, if any, equity contribution, no loan guarantees or other agreements to guarantee any losses generated by the joint venture entities

We determined that the primary beneficiary in the joint ventures was the entity that had economic power and management power.

●	In the Jetties Partners, LLC, the agreement specifically states that sales and marketing would be overseen by the Company and that all transaction activity would be recorded through the Company’s accounting records. The Company has a significant interest of 50% in the gains and losses of the joint venture, indicating we are significantly impacted by the performance of the joint venture. Based on the above, we determined that the Company has both economic and management power to qualify the Company as the primary beneficiary..

●	In the FINAP USA, LLC, the agreement provides for the Company to have responsibility for sales and marketing efforts, while our joint venture partner, FINAP Worldwide would be responsible for providing the licensed technology. In addition all administrative functions are to be undertaken by the Company. The Company has a significant interest of 50% in the gains and losses of the joint venture, indicating we are significantly impacted by the performance of the joint venture. Based on the above, we determined that the Company has both economic and management power to qualify the Company as the primary beneficiary..

We will continue to evaluate our position as the primary beneficiary and whether the joint venture continues to be a variable interest entity subject to consolidation.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net revenue

We had no revenues for the three months ended June 30, 2026 and 2025. We pivoted to focus our attention on the Jetties IPSIPay joint venture and the FINAP USA joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

The Company will, through its joint venture operations, earn a commission percentage of the gross amount of transactions processed through the payment processing platforms its owns or licenses from third parties. The income will be consolidated into our operations as both joint ventures are considered to be variable interest entities in terms of ASC 810. We expect that the joint venture operations will distribute the excess cash flow to the joint venture parties on a regular basis.

Cost of goods sold

We had no cost of goods sold for the three months ended June 30, 2026 and 2025.

General and administrative expenses

General and administrative expenses were $368,366 and $170,638 for the three months ended June 30, 2026 and 2025, respectively, an increase of $197,728 or 115.9%. The increase is primarily due to the following:

i)	Consulting fees were $132,000 and $21,696 for the three months ended June 30, 2026 and 2025, respectively, an increase of $110,304 or 508.4%. The increase is primarily due to the value of shares issued to a marketing professional for our joint venture businesses amounting to $65,000, tax preparation fees of $30,000 for previous periods tax filings and amortization of the value of shares issued to consultants amounting to $17,000.

ii)	Legal fees were $106,400 and $4,000 for the three months ended June 30, 2026 and 2025, respectively, an increase of $102,400 or 2,560.0%. The increase is primarily due to legal activity on the arbitration matter with Minkovich, as disclosed under legal matters.

iii)	Audit fees were $39,000 and $14,000 for the three months ended June 30, 2026 and 2025, an increase of $25,000 or 178.6%. The increase is dependent on the timing of billings received and not an increase in overall audit fees.

iv)	Salaries and wages were $62,569 and $73,119 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $10,550 or 14.4%. The decrease is primarily due to the resignation of our CFO during the previous year, resulting in a saving of $4,500, and a reduction in employment taxes of $5,248 as all salary payments are currently made on a 1099 basis, offset by an increase in employee benefits of $1,198.

v)	Research and developments costs was $0 and $32,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $32,000 or 100.0%. The decrease was due to a cost incurred on developing a new revenue source during the prior year.

vi)	The balance of the general and administrative expenses was $28,397 and $25,823 for the three months ended June 30, 2026 and 2025, respectively, an increase of $2,574 or 10.0%. The increase is made up of several individually insignificant items.

Depreciation and amortization

Depreciation was $330 and $542 for the three months ended June 30, 2026 and 2025. Depreciation is on small office related equipment.

Loss on settlement and repricing of convertible notes

Loss on settlement and repricing of convertible notes was $20,233,349 and $15,199,321 for the three months ended June 30, 2026 and 2025, respectively, an increase of $5,034,028 or 33.1%.

The loss on settlement and repricing of convertible notes during the current year related to; (i) a loss of $20,196,476 realized on the repricing of the conversion feature of certain notes which were under a forbearance agreement which expired on May 1, 2026; (ii) a penalty on conversion of $100,000 realized on the conversion of a legal liability settled in common stock; (iii) a reversal of a loss realized on the conversion of convertible debt of $94,000, (iv) conversion fees on conversion of convertible debt of $16,757, and (v) a debt extinguishment charge of $14,116 during the current period, due to forbearance agreements entered into with certain convertible noteholders to modify the conversion price of convertible notes in exchange for an extension of the maturity date to December 31, 2026.

The loss on settlement and repricing of convertible notes during the prior year related to; (i) a loss of $14,584,238 realized on an anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a penalty on conversion of $22,500 on conversion of convertible debt which is in default; and (iii) a loss of $592,583 realized on conversion of certain convertible debt at prices lower than the market price on the day of conversion.

Fair value adjustment to price protected warrants

Fair value on price protected warrants was $0 and $6,631,924 for the three months ended June 30, 2026 and 2025, respectively. During the prior year, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.001105 to $0.0005. This resulted in a Black -Scholes derived valuation difference related to those certain warrants.

Interest expense

Interest expense was $223,572 and $227,806 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $4,234 or 1.9%. The decrease is primarily related to the conversion of several convertible notes since the prior period, offset by additional notes entered into during the current period.

Interest income

Interest income was $0 and $13,193 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $13,193 or 100.0%. The interest income in the prior year relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them. We have fully provided for the recoverability of these notes and the interest thereon.

Amortization of debt discount

Amortization of debt discount was $99,610 and $60,434 for the three months ended June 30, 2026 and 2025, respectively, an increase of $39,176 or 64.8%. The increase is primarily due to the amortization of the value of warrants issued on new convertible debt funding and the value of derivative liabilities on variable priced conversion feature notes issued in the prior year.

Derivative liability movements

Derivative liability movements were $8,189,992 and $1,706,229 for the three months ended June 30, 2026 and 2025, respectively, a net movement of $6,483,763 or 380.0%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt during the current period and the subsequent mark-to-market of these derivatives due to a declining stock price.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interest was $26 and $0 for the three months ended June 30, 2026 and 2025, respectively, an increase of $26 or 100.0%. The loss is attributable to the non-controlling interest share of expenses of the variable interest consolidated entity, FINAP USA.

Deemed dividend

Deemed dividend was $36,973 and $1,430,065 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $1,393,092 or 97.4%. The deemed dividend in the current period related to the repricing of fixed priced anti-dilution adjustments to certain convertible notes and warrants and in the prior period, related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to convertible note holders during the prior year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to Innovative Payment Solutions common stockholders

Net loss attributable to Innovative Payment Solutions Common Stockholders was $12,772,182 and $22,001,308 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $9,229,126 or 41.9%. The decrease is primarily due to the decrease in the fair value adjustment to price protected warrants, the net credit on derivative liability movements and the reduction in deemed dividends, offset by an increase in general and administrative expenses, and an increase in the loss on settlement and repricing of convertible notes, discussed in detail above.

Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025

Net revenue

We had no revenues for the six months ended June 30, 2026 and 2025. We pivoted to focus our attention on the Jetties IPSIPay joint venture and the FINAP USA joint venture and potential payment processing opportunities to generate revenues, however there can be no guarantees that we will be successful in our endeavors.

The Company will, through its joint venture operations, earn a commission percentage of the gross amount of transactions processed through the payment processing platforms its owns or licenses from third parties. The income will be consolidated into our operations as both joint ventures are considered to be variable interest entities in terms of ASC 810. We expect that the joint venture operations will distribute the excess cash flow to the joint venture parties on a regular basis.

Cost of goods sold

We had no cost of goods sold for the six months ended June 30, 2026 and 2025.

General and administrative expenses

General and administrative expenses were $1,513,329 and $424,944 for the six months ended June 30, 2026 and 2025, respectively, an increase of $1,088,385 or 256.1%. The increase is primarily due to the following:

i)	Consulting fees was $548,343 and $38,696 for the six months ended June 30, 2026 and 2025, respectively, an increase of $509,647 or 1,317.1%. The increase is primarily due to a stock award to a consultant, valued at $378,000, the value of shares issued to a marketing professional for our joint venture businesses amounting to $65,000, tax preparation fees of $30,000 for previous tax years and the amortization of the value of shares issued to consultants amounting to $29,843.

ii)	Salaries and wages were $413,481 and $184,667 for the six months ended June 30, 2026 and 2025, respectively, an increase of $228,814 or 123.9%. The increase is primarily due the issue of restricted stock to our CEO valued at $378,000, an increase in employee benefits of $10,183, offset by a credit to payroll taxes and accrued payroll of $82,375, previously accrued and no longer payable, a reduction in stock based compensation of $16,444, primarily due to the immediate vesting of a portion of options granted in the prior year, and a reduction in payroll expenses of $60,000 due to the to the resignation of our CFO and administrative personnel in the prior year.

iii)	Legal fees were $197,400 and $7,805 for the six months ended June 30, 2026 and 2025, respectively, an increase of $189,595 or 2,429.1%. The increase is primarily due to arbitration expenses and legal fees for the settlement of the unfair dismissal matters which were claimed in prior years by several individuals.

iv)	Audit fees were $109,000 and $109,500 for the six months ended June 30, 2026 and 2025, a decrease of $500 or 0.5%, in line with the prior year audit fee and our expectations.

v)	Directors fee were $193,000 and $18,000 for the six months ended June 30, 2026 and 2025, respectively, an increase of $175,000 or 972.2%. The increase is due to restricted stock awarded to our directors valued at $252,000 which was offset against our existing directors fee accrual of $77,000, with a net additional $175,000 expense.

vi)	Research and developments costs was $0 and $32,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $32,000 or 100.0%. The decrease was due to a cost incurred on developing a new revenue source during the prior year.

vii)	Professional fees were $16,138 and $18,985 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $2,847 or 15.0%. The decrease is primarily due to a reduction in public filing fees incurred in the prior year.

viii)	The balance of the general and administrative expenses was $35,967 and $15,311 for the six months ended June 30, 2026 and 2025, respectively, an increase of $20,656 or 134.9%. The increase is made up of several individually insignificant items.

Depreciation

Depreciation was $660 and $1,084 for the six months ended June 30, 2026 and 2025, respectively. Depreciation is on small office related equipment.

Loss on settlement and repricing of convertible notes

Loss on settlement and repricing of convertible debt was $20,371,357 and $17,686,534 for the six months ended June 30, 2026 and 2025, respectively, an increase of $2,684,823 or 15.2%.

The loss on convertible debt during the current year related to; (i) a loss of $20,196,476 realized on the repricing of the conversion feature of certain notes which were under a forbearance agreement which had expired during the current period; (ii) a penalty on conversion of $100,000 realized on the conversion of a legal liability settlement by the issue of common stock; (iii) conversion fees on conversion of convertible debt of $16,757, and (iv) a debt extinguishment charge of $58,124 during the current year, due to forbearance agreements entered into with certain convertible noteholders to modify the conversion price of convertible notes in exchange for an extension of the maturity date to December 31, 2026.

The loss on settlement and repricing of convertible notes during the prior year related to; (i) a loss of $16,925,718 realized on an anti-dilution adjustment to the conversion feature of certain convertible debt; (ii) a penalty on conversion of $61,729 on conversion of convertible debt which is in default; and (iii) a loss of $699,087 realized on conversion of certain convertible debt at prices lower than the current market price during the prior year.

Fair value adjustment to price protected warrants

Fair value on price protected warrants was $0 and $8,250,469 for the six months ended June 30, 2026 and 2025, respectively. During the prior period, the exercise price of certain warrants was reset due to the anti-dilution price protection and in the case of certain warrants, full ratchet price protection, from an exercise price of $0.084 to $0.0005. This resulted in a Black -Scholes derived valuation difference related to those certain warrants.

Interest expense

Interest expense was $449,682 and $440,549 for the six months ended June 30, 2026 and 2025, respectively, an increase of $9,133 or 2.1%. The increase is primarily related to the contractual increase in the interest rates on several matured notes and additional notes issued during the current period, offset by notes converted during the current year.

Interest income

Interest income was $0 and $25,799 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $25,799 or 100.0%. The interest income in the prior year relates to funds advanced to Business Warrior prior to the cessation of our merger plans with them. We have fully provided for the recoverability of these notes and the interest thereon.

Amortization of debt discount

Amortization of debt discount was $193,740 and $178,491 for the six months ended June 30, 2026 and 2025, respectively, an increase of $15,249 or 8.5%. The increase is primarily due to the value of warrant issued on new convertible debt funding and the value of derivative liabilities on variable priced conversion feature notes issued in the prior year.

Derivative liability movements

Derivative liability movements were $9,208,075 and $2,635,208 for the six months ended June 30, 2026 and 2025, respectively, an increase in movement of $6,572,867 or 249.4%. The derivative liability arose primarily due to the revaluation of certain repriced conversion features on convertible debt during the current period and the subsequent mark-to-market of these derivatives due to a declining stock price.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interest was $26 and $0 for the six months ended June 30, 2026 and 2025, respectively, an increase of $26 or 100.0%. The loss is attributable to the non-controlling interest share of the losses of the variable interest consolidated entity, FINAP USA.

Deemed dividend

Deemed dividend was $36,973 and $1,780,429 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $1,743,456 or 97.9%. The deemed dividend in the current period related to the repricing of fixed priced anti-dilution adjustments to certain convertible notes and warrants and in the prior period, related to a full rachet anti-dilution adjustment to certain fixed exercise price warrants issued to convertible note holders during the prior year. The deemed dividend was recorded as a component of additional paid in capital.

Net loss attributable to Innovative Payment Solutions common stockholders

Net loss attributable to Innovative Payment Solutions Common Stockholders was $13,357,640 and $26,101,493 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $12,743,853 or 48.8%. The decrease is primarily due to the reduction in the fair value of price protected warrants, the net credit on derivative liability movements and the reduction in deemed dividends, offset by the increase in general and administrative expenses, and an increase in the loss on settlement and repricing of convertible notes, discussed in detail above.

Liquidity and Capital Resources

To date, our primary sources of cash have been funds raised primarily from the sale of our debt and equity securities.

We have an accumulated deficit of $82.4 million at June 30, 2026 and incurred negative cash flow from operations of $0.4 million for the six months ended June 30, 2026. Our primary focus is on our Jetties IPSIPay joint venture and our FINAP USA joint venture to develop and market  real-time payment platform initially focused on the fast-growing online gaming and entertainment sectors. To date, the joint ventures have not generated revenue, but we believe much of the background work necessary to commence revenue generating operations from payment processing has been completed, we are also actively seeking alternative payment processing opportunities. No assurances can be given, however, that such revenue generation will commence or be meaningful to us.

At June 30, 2026, we had cash of $48 and working capital deficit of $23.0 million, including a derivative liability of $12.6 million. After eliminating the derivative liability our working capital deficit is $10.4 million.

We used cash of $0.4 million and $0.4 million in operations for the six months ended June 30, 2026 and 2025, respectively. We maintain minimal expenditure while we actively seek other revenue generating opportunities

We generated cash of $0.4 million from convertible debt during the current year. In the prior year we generated $0.4 million of convertible debt.

At June 30, 2026, we had outstanding convertible debt, including interest thereon of $6.0 million, net of unamortized debt discount of $0.1 million and outstanding notes payable, including interest thereon of $2.1 million. The notes contain certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, and (iii) sales and the transfer of assets. The notes bear interest at a rates ranging from 8% to 18% per annum. and are convertible into our common stock at conversion prices ranging from fixed conversion prices of $0.0005 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), to variable conversion prices of 90% of the two lowest volume weighted average prices over a 20-trading day period. Should the investors choose not to convert these convertible notes, we may need to repay these notes together with interest thereon which will impact on our liquidity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) who also fulfils the role of our President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures as of June 30, 2026 are not effective due to a lack of written policies and procedures to address all material transactions and developments impacting our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2026.

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

The plaintiff then initiated arbitration before the American Arbitration Association (“AAA”) based on the appellate ruling (AAA case number Case 01-24-0005-5191). Management vigorously defended the claims, and intends to continue to do so. After a lull in activity during which the Arbitrator weighed several issues, the new date for commencement of arbitration was set for May 26-29, 2026.

Discovery re-opened. The parties remain engaged in informal efforts to resolve the matter but to date have been unable to agree on a resolution. Recent changes in California law may impact the Court’s previous decision that sent this case to arbitration in February 2024.

Mr. Minkovich’s attorney, Paul Cullen, took leave the entire month of March 2026 for surgery. This informal “stay,” while a legitimate exercise, seriously impeded our preparation for the arbitration set at the end of May. It was thus this firm’s opinion that we should request a continuance of the arbitration by several months.

The AAA arbitration hearing has now concluded as to all witnesses. Closing briefs from both sides are due by September 4, 2026, to the Honorable Arbitrator Epstein. Once the briefs have been delivered, Arbitrator Epstein will take sixty days to issue his ruling.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 6, 2026, we issued 27,180,823 shares of common stock to settle a legal liability outstanding. The liability was $543,616 on the date of settlement

Between April 20, 2026 and April 29, 2026, we received conversion notices from convertible note holders, converting $68,917 of principal, interest and conversion fees into 9,309,353 shares of common stock.

On April 14, 2026 we issued 10,000,000 shares, valued at $65,000 to an employee of our joint venture partner Brant Point Solutions in terms of an employment agreement to provide sales and marketing services to the group.

On April 24, 2026 we issued 100,000,000 shares valued at $600,000 to FINAP Worldwide, our joint venture partner as partial compensation for the provision of licensed technology to the joint venture.

Between May 7, 2026 and May 19, 2026, we entered into Securities Purchase Agreement pursuant to which the Company issued 3 convertible promissory notes and warrants to certain noteholders to 3 accredited investors for total gross proceeds of $110,000. The notes are unsecured, mature 12 months from issuance date and bear interest at a rate of 8% per annum based on a 360-day trading-year, and are convertible into shares of common stock of the Company at a conversion prices ranging from $0.01 to $0.02 per share (as adjusted for stock splits, stock combinations, and similar events). The Notes may be prepaid at any time without penalty. The Note contains customary events of default. The Company is under no obligation to register the shares of Common Stock underlying the Notes for public resale. In terms of the Securities Purchase Agreement, the Company issued one five-year warrant to purchase an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, and similar events). The warrants have price protection which allows for the exercise price to decrease for any issuances below the exercise price. The Company is under no obligation to register the shares of Common Stock underlying the Note or the Warrant, for public resale.

On July 10, 2026, in terms of a conversion notice received from a convertible note holder, we issued 1,312,500 shares of common stock for the conversion of principal and interest of $26,250 of convertible debt at a conversion price of $0.02 per share.

On July 16, 2026, we entered into Securities Purchase Agreements with an accredited investor to purchase a convertible note for gross proceeds of $78,000, bearing interest at 8% per annum and maturing on July 16, 2027. The note is convertible into shares of common stock at an exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events). The Company also issued a five-year warrant to purchase an aggregate of 7,800,000 shares of common stock at exercise price of $0.01 per share (as adjusted for stock splits, stock combinations, dilutive issuances and similar events), associated with the Convertible Note. The warrant has price protection which reduces the exercise price of the warrant for any subsequent stock issuances lower than the current exercise price.

On July 23, 2026, in terms of conversion notices received from two convertible note holders, we issued an aggregate of 47,500,000 shares of common stock for the conversion of interest of $27,786 of convertible debt, at a conversion price of $0.000585 per share.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults upon Senior Securities.

Certain of the convertible debt with an aggregate balance outstanding of $4,243,085 and notes payable with an aggregate balance outstanding of $2,124,119 are technically in default, although no default has been declared, except for one investor with a balance due of $20,329. Where the notes are in default we provide for default penalties and interest, if applicable.

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

INNOVATIVE PAYMENT SOLUTIONS, INC.

Date: August 14, 2026	By:	/s/ William Corbett
William Corbett
Principal Officer, Chief Executive Officer, President & Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)